Form 10-K
period 2006-12-31
Cal Dive International, Inc.
filed 2007-03-01
CIK 1364100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33206

CAL Dive International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	61-1500501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
400 North Sam Houston Parkway, E.,	77060
Suite 1000 Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(281) 618-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock ($.01 par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2006 was $0 — the Registrant was a wholly-owned subsidiary of Helix Energy Solutions Group, Inc. and had no common equity held by non-affiliates as of June 30, 2006.

As of February 23, 2007, the Registrant had 84,322,906 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2007, are incorporated by reference into Part III of this Form 10-K.

CAL DIVE INTERNATIONAL, INC.

		Page

PART I		2
Item 1.	Business	2
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
PART II		25
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63
Item 9A.	Controls and Procedures	63
Item 9B.	Other Information	63
PART III		63
Item 10.	Directors, Executive Officers and Corporate Governance	63
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	64
Item 13.	Certain Relationships and Related Transactions, and Director Independence	65
Item 14.	Principal Accounting Fees and Services	65
PART IV		65
Item 15.	Exhibits, Financial Statement Schedules	65
SIGNATURES		67
EXHIBIT INDEX		68
Amended and Restated Certificate of Incoporation
Amended and Restated Bylaws
Master Agreement
Corporate Services Agreement
Registration Rights Agreement
Tax Matters Agreement
Employee Matters Agreement
2006 Long Term Incentive Plan
Form of Restricted Stock Agreement
Amendment No. 1 to Credit Agreement
Summary of 2007 Executive Officer Cash Compensation
Code of Ethics
Subsidiaries
Consent of Ernst & Young LLP
Consent of Spears & Associates, Inc.
Certificaion of CEO Pursuant to Rule 13a-14(a)
Certificaion of CFO Pursuant to Rule 13a-14(a)
Certification of CEO and CFO Pursuant to Section 1350

PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This annual report contains forward-looking statements that involve risk and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters. You can identify these forward-looking statements by the fact that they do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed under Item 1A “Risk Factors” and elsewhere in this report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Forward-looking statements speak only as of the date of this report, and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1.	Business

Unless the context otherwise requires, references in this annual report to (i) “Helix” shall mean Helix Energy Solutions Group, Inc., our former parent corporation, and (ii) “the company,” “our company,” “the registrant,” “we,” “our,” “us” and “Cal Dive International” shall mean Cal Dive International, Inc. and the predecessor shallow water marine contracting business operated by Helix. On March 6, 2006, Helix changed its corporate name from “Cal Dive International, Inc.” to “Helix Energy Solutions Group, Inc.,” at which time the “Cal Dive International, Inc.” name was passed on to us.

General

We are a marine contractor providing manned diving, pipelay and pipe burial services to the offshore oil and natural gas industry. Based on the size of our fleet, we believe that we are the market leader in the diving support business, which involves services such as construction, inspection, maintenance, repair and decommissioning of offshore production and pipeline infrastructure, on the Gulf of Mexico Outer Continental Shelf, or OCS. We also provide these services in select international offshore markets, such as the Middle East (United Arab Emirates, Oman, Egypt and Saudi Arabia) Southeast Asia and Australia. Based in Houston, Texas, we currently own and operate a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels as well as three shallow water pipelay vessels. We believe that our fleet of diving support vessels is the largest in the world. Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms.

Since 1975, we have provided essential marine contracting services in support of oil and natural gas infrastructure throughout the production lifecycle, including production platforms, risers, subsea production systems and pipelines, on the Gulf of Mexico OCS. Our services include saturation, surface and mixed gas diving, enabling us to provide a full complement of marine contracting services in water depths of up to 1,000 feet. We provide our saturation diving services in water depths of 200 to 1,000 feet through our fleet of eight saturation diving vessels and eight portable saturation diving systems, which we believe is the largest saturation diving support fleet in the world. In addition, we believe that our fleet of diving support vessels is among the most technically advanced in the world because a number of these vessels have features such as dynamic positioning, or DP, hyperbaric rescue chambers, multi-chamber systems for split-level operations and moon pool deployment, which allow us to operate effectively in challenging offshore environments. We provide surface and mixed gas diving services in water depths typically less than 300 feet through our 15 surface diving vessels. We also have three vessels dedicated exclusively to pipelay and pipe burial services in water depths of up to approximately 400 feet. Pipelay and pipe burial operations typically require extensive use of our diving services; therefore, we consider these services to be complementary.

We believe the combination of the scheduling flexibility afforded by our large fleet, the wide range of capabilities of our assets and the advanced technical skills of our personnel distinguishes us from our competitors on the Gulf of Mexico OCS and makes us a leading services provider in this region. Furthermore, we believe that our superior operating capabilities, international experience, existing relationships with globally focused customers and proven acquisition expertise will allow us to achieve a similar leadership position in other economically attractive offshore markets, such as the Middle East, Southeast Asia and Australia.

We were organized in February 2006 as a Delaware corporation to facilitate the transfer of Helix’s shallow water marine contracting business to us. Prior to that, we operated as a division of Helix. In December 2006, we completed an initial public offering of 22,173,000 shares of our common stock, which are listed on the New York Stock Exchange under the symbol “DVR.” In connection with the offering, we distributed to Helix approximately $264.4 million in net proceeds from the offering, $200 million in proceeds from borrowings under our credit facility and approximately $11 million in tax benefits over a ten-year period resulting from a step-up in basis of certain assets transferred to us by Helix. We also issued an aggregate of 618,321 shares of restricted stock to our executive officers and employees in connection with our initial public offering. Helix owns 61,506,691 shares of our common stock, representing approximately 73% of the total voting power of our common stock. We are headquartered in Houston, Texas and have offices in New Orleans, Fourchon and New Iberia, Louisiana; Singapore; Perth, Australia; and Dubai, U.A.E.

Certain Definitions

Defined below are certain terms helpful to understanding the services rendered and equipment utilized in the marine contracting industry:

•	Dive support vessel (DSV): Specially equipped vessel that performs services and acts as an operational base for divers, ROVs and specialized equipment.

•	Drydock: The process of docking a vessel so that it is fully supported out of the water for the purposes of regulatory certification, inspection, maintenance and repair. Drydocking allows full work access to the vessel hull.

•	Dynamic positioning (DP): Computer-directed thruster systems that use satellite-based positioning and other positioning technologies to ensure the proper counteraction to wind, current and wave forces, enabling the vessel to maintain its position without the use of anchors. Two DP systems (DP-2) are necessary to provide the redundancy required to support safe deployment of divers, while only a single DP system is necessary to support ROV operations.

•	EIA: United States Department of Energy, Energy Information Administration.

•	4 point mooring: A mooring system that uses four anchors, which are spooled out to the sea floor by deck-mounted anchor winches, to secure a vessel in open waters.

•	Gulf of Mexico OCS: The Outer Continental Shelf in the Gulf of Mexico, defined as the area in the Gulf of Mexico extending from the shoreline to water depths up to 1,000 feet.

•	Hyperbaric rescue chamber (HRC): An additional chamber, connected to the saturation diving system, that acts as a floating pressurized lifeboat in the event of a vessel emergency.

•	Mixed gas diving: Diving technique used in water depths between 170 and 300 feet. The inert nitrogen normally found in air is replaced with helium, which provides longer bottom times at greater depths and eliminates the narcotic effect of nitrogen under pressure.

•	MMS: United States Department of Interior, Minerals Management Service.

•	Moon pool: An opening in the bottom center of a vessel through which a saturation diving system or ROV may be deployed, allowing safer deployment in adverse weather conditions.

•	Multi-purpose support vessel (MSV): A DP DSV that is capable of performing coring and well operations in addition to working in diving and ROV modes.

•	Pipelay and pipe burial: Pipelay barges provide an offshore work station that allow for the welded assembly of multiple sections of pipe on deck. After completing nondestructive testing, the barge pulls forward on the anchor spread moorings and lays out the pipeline on the seafloor. In water depths less than 200 feet, the pipeline is required to have a minimum of three feet of burial cover. Burial is accomplished by digging and jetting out a trenched ditch from under the pipeline.

•	Portable saturation diving system: Saturation diving system that is transportable to various offshore locations. These systems are typically deployed on barges and rigs that do not consistently require deep dive support.

•	Qualified turnkey: Lump-sum bid sent in response to a client’s request for quote. Our bid response contains the following: a defined scope of work, a lump-sum price to complete that work, extra work rates for anything outside the defined scope of work and a list of clarifications and qualifications applicable to the project or contract.

•	Remotely operated vehicle (ROV): Robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations.

•	Saturation diving: Provides for efficient work time on the seafloor in water depths between 200 and 1,000 feet. Divers stay under pressure in a vessel-mounted chamber and are transported to the sea floor in a diving bell. One-time decompression is conducted after completion of the job or a 30-day period, whichever is shorter. A split-level saturation diving system has an additional chamber that allow extra divers to “store” at a different pressure level, which allows the divers to work at different depths.

•	Surface diving: Diving operations conducted in shallower waters, typically limited to depths of approximately 170 feet. At greater depths, bottom times become limited and decompression times increase significantly. Compressed air and communications are supplied to the diver through a dive umbilical tethered to the surface. Based on factors of depth and time, divers must decompress after each dive.

•	Surface diving system: Dive equipment components required for air or gas surface diving operations, which typically includes air compressors, dive hoses, communication radios, air/gas manifolds and decompression chambers.

Recent Acquisitions and Investments

In the past 18 months, we have substantially increased the size of our fleet and expanded our operating capabilities on the Gulf of Mexico OCS through the following strategic acquisitions:

•	In August 2005, we acquired six vessels and a portable saturation diving system from Torch Offshore, Inc., or Torch, for an aggregate purchase price of $26.2 million (including assets held for sale).

•	In late 2005 and early 2006, we acquired all of the diving and shallow water pipelay business of Acergy US, Inc. (formerly known as Stolt Offshore Inc.), or Acergy, operating in the Gulf of Mexico and Trinidad, including nine vessels and one portable saturation diving system, for an aggregate purchase price of $124.3 million.

Pursuant to our growth strategy, we have also completed the following transactions in international offshore markets:

•	In July 2005, we obtained a 40% interest in Offshore Technology Solutions Limited, or OTSL, a diving services provider in the Trinidad market.

•	In July 2006, we completed the acquisition of the business of Singapore-based Fraser Diving International Limited, or Fraser Diving, which includes six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia.

Upon closing these transactions and completing subsequent divestitures, we added a net total of 13 vessels, including three saturation diving vessels, seven portable saturation diving systems and significant diving equipment to our fleet.

Geographic Areas

Revenues by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2006	%	2005	%	2004	%

United States	$439,474	86.2%	$190,739	85.0%	$106,232	84.5%
International	70,443	13.8%	33,560	15.0%	19,554	15.5%

	$509,917	100%	$224,299	100%	$125,786	100%

Property and equipment, net of depreciation, by geographic region was as follows (in thousands):

	Year Ended December 31,
	2006	%	2005	%	2004	%

United States	$173,173	77.9%	$91,094	80.2%	$52,671	69.0%
International	49,074	22.1%	22,510	19.8%	23,658	31.0%

	$222,247	100%	$113,604	100%	$76,329	100%

Our Industry

Similar to most sectors within the oilfield services industry, marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services. Therefore, we expect our results of operations will be much stronger in a high commodity price environment compared to those achieved in a low commodity price environment. Current business conditions are strong, and we believe the outlook for our business remains very favorable based on the following industry trends:

Increased capital spending by oil and natural gas producers.  Supported by a high commodity price environment, oil and natural gas producers have significantly increased their spending on drilling, completions and acquisitions. According to Spears & Associates, annual offshore drilling and completion spending worldwide has risen from $29.4 billion in 2000 to $44.1 billion in 2005 and is expected to reach $68.6 billion by 2008. In the Gulf of Mexico, the growth in spending has been driven in part by smaller independent producers, which have aggressively acquired offshore properties and invested more heavily than previous operators to improve production. Additionally, several of the larger oil and natural gas companies have renewed their interest in the Gulf of Mexico and are actively pursuing deep-shelf drilling projects (15,000 feet or more below the mudline in water depths up to 1,000 feet) that offer excellent potential for natural gas reserve discoveries. The level of upstream spending in offshore regions has generally served as a leading indicator of demand for marine contracting services.

Rising international offshore activity.  Many oil and natural gas producers have recently expanded their operations in international offshore regions with large untapped reserves, such as Southeast Asia, West Africa and the Middle East. According to Spears & Associates, international offshore drilling and completion spending accounts for 67% of worldwide offshore drilling and completion spending and is expected to continue growing at a high rate. In many international markets, significant production infrastructure work is required over the next several years to develop new oil and natural gas discoveries. We believe that we are well positioned to capture a growing share of this work given our superior operating capabilities relative to the smaller regional providers that presently serve these markets. In addition, the size and complexity of these projects often necessitates the funding capabilities and expertise of the major oil and natural gas companies, large independents or national oil companies, which are less sensitive to changes in commodity prices than many producers in the Gulf of Mexico. Therefore, international demand for our services is typically more stable and predictable than on the Gulf of Mexico OCS.

Aging production infrastructure in the Gulf of Mexico.  According to the MMS, there are nearly 4,000 oil and natural gas production platforms in the Gulf of Mexico, of which approximately 60% are more than 15 years old. Virtually all of the older platforms and other infrastructure in the Gulf of Mexico lie in water depths of 1,000 feet or less, which is our core market. These structures are generally subject to extensive periodic inspections, require frequent maintenance and will ultimately be decommissioned as mandated by various regulatory agencies. Consequently, we believe demand for our inspection, maintenance, repair and decommissioning services will remain strong. Demand for these services is less discretionary, and therefore more stable, than that derived from exploration, development and production activities.

Significant demand for infrastructure repair projects.  Prior to Hurricanes Katrina and Rita in 2005, demand for our services in the Gulf of Mexico exceeded supply due to higher drilling activity and the repair work generated by Hurricane Ivan in 2004. The severe infrastructure damage caused by these hurricanes significantly increased this demand. According to the MMS, approximately 197 platforms and 474 pipelines in the Gulf of Mexico were damaged or destroyed due to Hurricanes Ivan, Katrina and Rita, shutting in a large amount of oil and natural gas production. While many hurricane-related repairs have been completed, we believe much additional work is required to repair these structures and restore production to targeted levels. Because of this demand pressure and government regulations that impose limits on foreign-domiciled vessels working in U.S. waters, during 2006 we experienced record contract rates and utilization for our vessels and portable saturation diving systems.

Growing U.S. demand for natural gas.  The majority of our customers on the Gulf of Mexico OCS are drilling for, producing and transporting natural gas. The Gulf of Mexico is a key region for natural gas supply, producing an estimated 21% of total U.S. natural gas production during the five-year period ending in 2005, according to the EIA. The EIA reports that U.S. demand for natural gas has increased 27% since 1985 and is expected to grow an additional 26% through 2030. The EIA projects a need for approximately 18% growth in annual U.S. natural gas production and an increase in liquefied natural gas imports to meet this demand. Due to the declining productivity of many mature U.S. fields, the number of domestic natural gas wells drilled annually has increased significantly in recent years. We would expect the continuation of this trend to result in strong demand for our services on the Gulf of Mexico OCS.

Our Competitive Strengths

Our competitive strengths include:

•	Leader in the Gulf of Mexico OCS diving services market. We believe the size of our fleet and workforce makes us the market leader for diving services on the Gulf of Mexico OCS. We currently own and operate a diversified fleet of 26 vessels and employ approximately 1,300 diving and marine personnel. We believe our size advantage allows us to provide the highest quality diving services on the Gulf of Mexico OCS and contributes to our leading share of diving services contracts in this market. Furthermore, we expect to achieve similar leadership in new offshore markets due to our superior operating capabilities, international experience, existing relationships with globally focused customers and proven acquisition expertise.

•	High-quality asset base. Our diverse fleet of vessels and diving systems, particularly our saturation diving fleet, is among the most technically advanced in the industry. Our saturation diving fleet has a combination of modern features, including DP, multi-chamber systems for split-level operations and moon pool deployment, that allow us to operate effectively in challenging offshore environments. The diversity of our fleet also enables us to provide a wide range of marine contracting services. We possess complementary diving, pipelay and pipe burial capabilities that are often required for more complex subsea projects. As a result, we can effectively execute this higher margin business while enhancing the utilization of our diving support vessels.

•	Highly skilled workforce. The quality of our workforce has been, and will continue to be, a vital contributor to our success. We invest significant resources in training programs to ensure that our divers, supervisors and support staff have the best technical, operational and safety skills in the industry, which allows us to deliver innovative solutions to our customers. In addition, our market leadership provides an advantage with regards to employee retention, which is a major issue in our sector in the current tight labor environment. The compensation of our divers is typically determined by their logged diving time, so divers and others are strongly incentivized to work for us due to our high vessel utilization, which is driven by our relationships with the most active Gulf of Mexico producers and proven operating history. We believe these qualities, along with our commitment to effective training and safety, help us to attract and retain skilled employees.

•	Excellent, long-standing customer relationships. We have built a reputation as a premier diving services contractor during our more than 30 years operating in the Gulf of Mexico. We have developed a large and stable customer base, which includes virtually all of the top 20 energy producers in the Gulf of Mexico, by consistently providing superior and comprehensive services on schedule while maintaining a strong safety track record.

•	Successful acquisition track record. We have a proven track record of identifying and executing acquisitions that complement our fleet and workforce and enhance our service capabilities. In 2005, we added 13 vessels, including three premium saturation diving vessels, and two portable saturation diving systems to our fleet. More recently, in July 2006, we completed the acquisition of six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia from Singapore-based Fraser Diving. We attribute much of the growth of our business to our success making acquisitions, and we believe that acquisitions will remain a key element of our growth strategy. Furthermore, we believe that our ability to integrate acquisitions efficiently is one of our core organizational competencies. We have consistently demonstrated the ability to add to our revenue base and retain key personnel from acquired businesses, while improving margins by leveraging our existing cost structure.

•	Proven management team with extensive experience in the marine contracting business. Most of our executive officers and senior managers have spent the majority of their respective careers in the marine contracting business, working at various levels of the industry in the Gulf of Mexico and internationally. This senior management team, which has an average of 22 years of industry experience, includes recognized leaders in diving services and offshore construction. Several of these individuals serve in high-ranking positions in industry organizations for standards and safety. We believe the knowledge and experience of our management team provides a valuable competitive advantage.

Our Business Strategy

The principal elements of our strategy include:

•	Strengthen leadership position on the Gulf of Mexico OCS. We will seek to expand our leadership position in the Gulf of Mexico OCS diving services market by enhancing the capabilities of our existing assets, making acquisitions of complementary assets or businesses and continuing to provide a high level of customer service. Pursuant to this strategy, we have increased the crane capacity of the DP DSV Kestrel and plan to convert the DSV Midnight Star surface diving vessel to a saturation diving vessel in the second or third quarter of 2007. We believe these upgrades will increase the demand for those assets, and we intend to invest future available capital in similar fleet enhancements. As evidence of our continued success in this market, in 2006 we entered into a new diving services contract with a major oil company, the largest such contract in our history based on potential revenues of approximately $80 million for work that we expect to continue through the end of 2007.

•	Expand into high-growth international markets through acquisitions. Several international regions, such as the Middle East, Southeast Asia and Australia, offer excellent growth potential attributable to the recent and planned increases in upstream capital spending and the highly fragmented nature of the existing marine contracting markets. We are continually evaluating potential acquisition targets that can provide us with a more meaningful presence in these markets. Our goal is to replicate our Gulf of Mexico OCS leadership in the most attractive international offshore regions by leveraging our operating capabilities, international experience, customer relationships and acquisition expertise. Pursuant to this strategy, in July 2006, we completed an acquisition of the business of Singapore-based Fraser Diving.

•	Continue to attract, develop and retain highly skilled personnel. Our market leadership and future growth plans are predicated on our ability to employ the most highly-skilled divers, supervisors and support staff in the industry. We invest significant resources in developing the technical, operational and safety skills of our workforce. We will continue to invest significant resources in training and development courses that will provide our workforce with superior knowledge and skills relevant to diving operations and safety, as well as facilitate their long-term career development. We will also continue our practice of structuring compensation and benefit plans that are competitive with our peers and properly incentivize our workforce.

•	Maintain a disciplined cost structure. We seek to contain the costs of our operations and identify new opportunities to reduce costs. We believe that our cost discipline will enhance our profitability in strong market environments and better position us to withstand market downturns. Furthermore, the size and diversity of our fleet provide meaningful economies of scale and scope advantages, which we have realized through the efficient integration of recent acquisitions and ongoing cost-savings initiatives.

•	Optimize our mix of dayrate and qualified turnkey work. We seek to optimize the allocation of our resources between dayrate and qualified turnkey work in order to diversify our sources of revenue and enhance overall profitability. We believe that this strategy allows us to respond effectively to the increasing demand from larger customers for integrated solutions while ensuring that a segment of our fleet is positioned to capitalize on attractive opportunities in the spot market. As business conditions change, we will adjust our resource allocation.

•	Improve financial flexibility. We intend to improve our financial flexibility in the near term by utilizing our strong operating cash flows to reduce the debt incurred by us in connection with our initial public offering. As of December 31, 2006, we had $201 million of outstanding debt and $49 million of borrowing capacity, and as of February 23, 2007, we had $175 million of outstanding debt and $75 million of borrowing capacity, under our revolving credit agreement, which we believe is sufficient to support our business. However, we seek to achieve a more conservative capital structure over the long term so that we may continue to actively pursue value-enhancing growth initiatives and mitigate some of the financial risk associated with a market downturn.

Our History

We trace our origins to California Divers Inc., which pioneered the use of mixed gas diving in the early 1960s when oilfield exploration off the Santa Barbara coast moved to water depths beyond 250 feet. We commenced operations in the Gulf of Mexico in 1975. Since that time our growth strategy has included acquisitions and investments that enhanced our services and increased our technological capabilities as evidenced by these representative milestones in our history:

1980	Acquired International Oilfield Divers, our first acquisition in the Gulf of Mexico market
1984	Completed a major conversion of the Cal Diver I, introducing the first DSV dedicated for use in the Gulf of Mexico
1986	Began providing subsea construction, maintenance and inspection work on a qualified turnkey basis, enabling clients to better control project costs
1989	Launched shallow water salvage business
1994	Acquired our first DP DSV, the Witch Queen, improving our abilities to operate in winter months and work in deeper waters
1996	Acquired and enhanced the Uncle John, the first semi-submersible MSV dedicated for use in the Gulf of Mexico in heavy construction and saturation mode
1997	Acquired Aquatica, Inc. (previously known as Acadiana Divers) in Lafayette, Louisiana to expand our call out diving support capabilities
2001	Acquired Professional Divers of New Orleans, adding an additional 4 point surface DSV and three utility boats
2005	Acquired six DSVs and a portable saturation diving system from Torch
Acquired all of the diving and shallow water pipelay business of Acergy operating in the Gulf of Mexico and Trinidad, including nine vessels and one portable saturation diving system

2006	Acquired the business of Singapore-based Fraser Diving and its six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia
Entered into a new diving services contract with a major oil company, the largest such contract in our history based on potential revenues of approximately $80 million, for work that we expect to continue through the end of 2007.

With the recent Torch, Acergy and Fraser Diving acquisitions, we have substantially increased the size of our fleet and expanded our operating capabilities. Upon closing these transactions and completing subsequent divestitures, we added a net total of 13 vessels, including three premium saturation diving vessels, seven portable saturation diving systems and significant other diving equipment to our fleet.

Seasonality

Historically, we have experienced our lowest vessel utilization rates during the first quarter and, to a lesser extent during the fourth quarter, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technical capabilities of our fleet and ability to operate effectively in challenging offshore environments will provide an advantage during winter months and reduce the impact of weather-related delays.

Customers

Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of marine contracting capital spending by customer varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers was as follows: 2006 — Chevron 15.6%; 2005 — BP 13% and Lighthouse R&D Enterprises 11%; 2004 — Lighthouse R&D Enterprises 12% and Shell 11%. We estimate we provided marine contracting services to over 100 customers in 2006.

Contracting and Tendering

Our services are performed under contracts that are typically awarded through a competitive bid process. Contract terms vary depending on the services required and are often determined through negotiation. Most of our contracts can be categorized as either dayrate or qualified turnkey. Under dayrate contracts, we are paid a daily rate, which consists of a base rate for our vessel and crews as well as cost reimbursements for materials and ancillary activities, for as long as we provide our services. Qualified turnkey contracts, on the other hand, define the services that we will provide for an agreed upon fixed price and certain cost protections. This type of contract is most commonly used for complex subsea projects on which customers desire greater control over costs.

We seek to optimize our mix of dayrate and qualified turnkey contracts based on prevailing market conditions. As part of that effort, we also attempt to strike the appropriate balance between short-term and long-term dayrate contracts. Our goal is to diversify our sources of revenue while maximizing profitability in a given business environment. For instance, our volume of dayrate contracts increased dramatically following the hurricanes in the Gulf of Mexico during 2004 and 2005, given the difficulty of accurately defining the scope of required services prior to commencing such a project.

Our recent acquisitions expanded our operating capabilities. We now offer a comprehensive range of manned diving, pipelay and pipe burial services. These businesses are complementary since pipeline installation and completion work often requires significant diving support. As a result, we frequently enter into contracts to provide each of these services for a particular project. This type of arrangement allows customers to negotiate contract terms and share project information with us as a single contractor, rather than multiple contractors, and enhances the utilization of our fleet.

Competitors

The marine contracting business is highly competitive. Competition for marine contracting work in the Gulf of Mexico has historically been based on price, the location and type of equipment available, the ability to deploy such equipment and the safety and quality of such services. In recent years, price has been the primary factor in obtaining contracts, but our ability to acquire specialized vessels, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors. Our principal competitors for diving services include Global Industries, Ltd., Tetra Technologies Inc. (through its wholly owned subsidiary, Epic Divers & Marine, L.L.C.) and Oceaneering International, Inc., as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS. Our principal competitors for shallow water pipelay services on the Gulf of Mexico OCS include Global Industries, Horizon Offshore, Inc. and several independent companies. Other foreign-based marine contractors have either positioned, or announced their intention to deploy, certain vessels, equipment and personnel to perform services on the Gulf of Mexico OCS in response to demand for hurricane-related repair projects. However, we believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

Employees

As of December 31, 2006, we had approximately 1,300 employees, approximately 350 of whom were salaried personnel. As of that date, we also contracted with third parties to utilize approximately 300 non-U.S. citizens to crew our foreign-flagged vessels. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe our relationship with our employees and foreign crew members is good.

Training and Safety

We have established a corporate culture in which safety is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who have worked at entry level positions within the industry and know firsthand the mental and physical challenges of the ocean worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs with a constant focus on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite conditions inspections, known as “Hazard Hunts,” are conducted bi-weekly with required “actions by” and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted monthly to assist in face to face communication across the fleet and each member of senior management is responsible for personally talking to crewmembers from at least two of our vessels each month to evidence our safety commitment and improve our offshore safety culture.

Government Regulation

The marine contracting industry is subject to extensive governmental and industry rules and regulations, including those of the U.S. Coast Guard, the U.S. Environmental Protection Agency, the MMS and the U.S. Customs Service, as well as private industry organizations such as the American Bureau of Shipping. We also support and voluntarily comply with standards of the Association of Diving Contractors International. Among the more significant standards we follow are those established by the Coast Guard, which sets safety standards, authorizes investigations into vessel and diving accidents and recommends improved safety standards. We are required by various other governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our operations.

In addition, we depend on the demand for our services from the oil and natural gas industry and, therefore, our business is affected by laws and regulations, as well as changing taxes and policies relating to the oil and natural gas industry generally. In particular, the development and operation of oil and natural gas properties located on the OCS of the United States is regulated primarily by the MMS. In addition, because our operations rely on offshore oil and natural gas production, if the government were to restrict the availability of offshore oil and natural gas leases, such action could materially adversely affect our business, financial condition and results of operations.

Environmental Regulation

Our operations are subject to a variety of federal, state and local as well as international laws and regulations governing environmental protection, health and safety, including those relating to the discharge of materials into the environment. Numerous governmental departments issue rules and regulations to implement and enforce laws that are often complex and costly to comply with and that carry substantial administrative, civil and possibly criminal penalties for failure to comply. Under these laws and regulations, we may be liable for remediation or removal costs, damages, including damages to natural resources, and other costs associated with releases of hazardous materials, including oil, into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed. Some of the environmental laws and regulations that are applicable to our business operations are discussed in the following paragraphs.

The Oil Pollution Act of 1990, as amended, or OPA, imposes a variety of requirements on “Responsible Parties” related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A “Responsible Party” includes the owner or operator of an onshore facility, a vessel or a pipeline, and the lessee or permittee of the area in which an offshore facility is located. OPA imposes liability on each Responsible Party for oil spill removal costs and for other public and private damages from oil spills. Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits of $350 million for onshore facilities, all removal costs plus $75 million for offshore facilities and the greater of $600 per gross ton or $500,000 for vessels other than tank vessels. The liability limits are not applicable, however, if the spill is caused by gross negligence or willful misconduct or results from violation of a federal safety, construction, or operating regulation; or if a party fails to report a spill or fails to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA.

OPA also imposes ongoing requirements on a Responsible Party, including preparation of an oil spill contingency plan and maintenance of proof of financial responsibility to cover a majority of the costs in a potential spill. With respect to financial responsibility, OPA requires the Responsible Party for certain offshore facilities to demonstrate financial responsibility of not less than $35 million, with the financial responsibility requirement potentially increasing up to $150 million if the risk posed by the quantity or quality of oil that is explored for or produced indicates that a greater amount is required. The MMS has promulgated regulations implementing these financial responsibility requirements for covered offshore facilities. Under the MMS regulations, the amount of financial responsibility required for an offshore facility is increased above the minimum amounts if the “worst case” oil spill volume calculated for the facility exceeds certain limits established in the regulations.

OPA also requires owners and operators of vessels over 300 gross tons to provide the Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own and operate six vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the Coast Guard for all of our vessels.

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose strict controls on the discharge of pollutants, including oil and other substances, into the navigable waters of the United States and state waters and impose potential liability for the costs of remediating releases of such pollutants. The controls and restrictions imposed under the Clean Water Act and analogous state laws have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and natural gas into certain coastal and offshore waters. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and impose liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Our vessels routinely transport diesel fuel to offshore rigs and platforms and also carry diesel fuel for their own use. Offshore vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives.

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including current and former owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of or arrange for disposal of hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Neighboring parties and third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the ordinary course of business, we handle hazardous substances. Governmental agencies or third parties could seek to hold us responsible under CERCLA for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited.

We have incurred in the past, and expect to incur in the future, capital and other expenditures related to environmental compliance. Such expenditures, however, are included within our overall capital and operating budgets and are not separately accounted for. We do not anticipate that compliance with existing environmental laws and regulations will have a material effect upon our capital expenditures, earnings or competitive position. However, changes in the environmental laws and regulations, or claims for damages to persons, property, natural resources or the environment, could result in substantial costs and liabilities, and thus there can be no assurance that we will not incur material environmental costs or liabilities in the future.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.caldive.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission, or SEC. Information contained on our website is not part of this annual report.

Item 1A.	Risk Factors

Stockholders should carefully consider the risk factors described below in addition to the other information contained in this annual report. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this annual report could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Business

Our business largely depends on offshore exploration, development and production activity in the oil and natural gas industry, which is currently at a historically high level and could decline in the future.

Our business is substantially dependent upon the condition of the oil and natural gas industry and, in particular, the willingness of oil and natural gas companies to make capital expenditures for offshore exploration, development and production operations. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including but not limited to:

•	changes in United States and international economic conditions;

•	demand for oil and natural gas, especially in the United States, China and India;

•	worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America;

•	actions taken by the Organization of Petroleum Exporting Countries, or OPEC;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development and production operations;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	weather conditions;

•	environmental or other government regulations; and

•	tax policies.

Oil and natural gas prices have been at historically high levels and recent capital spending levels may not remain the same or increase. A sustained period of low offshore drilling and production activity or the return of lower commodity prices would likely have a material adverse effect on our business, financial condition or results of operations.

Market conditions in the marine contracting industry are highly cyclical and subject to rapid change. Due to the short-term nature of most of our contracts, adverse changes in market conditions can have an immediate impact on our results of operations.

Historically, the marine contracting industry has been highly cyclical, with periods of high demand and high dayrates often followed by periods of low demand and low dayrates. Periods of low demand intensify the competition in the industry and can result in vessels and diving systems being idle. We may be required to idle vessels or diving systems or reduce contract rates in response to market conditions in the future. On the Gulf of Mexico OCS, contracts are generally short-term, and oil and natural gas companies tend to respond quickly to changes in commodity prices. Due to the historical short-term nature of many of our contracts, changes in market conditions can have an immediate impact on our results of operations. In addition, customers generally have the right to terminate our contracts with little or no notice and without penalty. As a result of the cyclicality of our industry we expect our results of operations to be volatile.

Our business is concentrated on the Gulf of Mexico OCS, and the mature nature of this region could result in less exploration, development and production activities in the area, thereby reducing demand for our services.

The Gulf of Mexico OCS is a mature oil and natural gas production region that has experienced substantial exploration, development and production activity for many years. Because a large number of oil and natural gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Moreover, oil and natural gas companies may be unable to obtain the financing necessary to drill prospects in this region. The decrease in the size of oil and natural gas prospects, the decrease in production or the failure to obtain such financing may result in reduced exploration, development and production activity in the Gulf of Mexico and reduced demand for our services.

Intense competition in our industry may reduce our profitability and weaken our financial condition.

The businesses in which we operate are highly competitive. Our contracts traditionally have been awarded on a competitive bid basis, and while customers may consider, among other things, the reputation, safety record and experience of the contractor, price competition is often the primary factor in determining which qualified contractor is awarded a job. This competition has become more intense in recent years as mergers among oil and natural gas companies have reduced the number of available customers. Contract pricing is partially dependent on the supply of competing vessels. Generally, excess offshore service capacity puts downward pressure on contract rates. If other companies construct new vessels or relocate existing vessels to our markets, competition may further increase thus driving down the rates we may charge our customers. We believe that the competition for contracts will continue to be intense in the foreseeable future. The impairment of our ability to compete successfully may reduce our profitability and weaken our financial condition.

If we fail to manage our growth effectively, our results of operations could be harmed.

We have a history of growing through acquisitions of companies and assets. We must plan and manage our acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage current and future acquisitions effectively, our results of operations could be adversely affected. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management and legal/compliance information systems to keep pace with the growth of our business.

Any future acquisitions could present a number of risks, including but not limited to:

•	incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;

•	failure to integrate the operations or management of any acquired operations or assets successfully and timely;

•	diversion of management’s attention from existing operations or other priorities; and

•	our inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

If we are unsuccessful in completing acquisitions of other businesses or assets, our business, financial condition or results of operations could be adversely affected. In addition, if we are unsuccessful in integrating our acquisitions in a timely and cost-effective manner, our business, financial condition or results of operations could be adversely affected.

Our operations outside of the United States are subject to additional political, economic, and other uncertainties that could adversely affect our business, financial condition or results of operations, and our exposure to such risks will increase as we expand our international operations.

An element of our business strategy is to expand into international oil and natural gas producing areas such as the Middle East, Southeast Asia and Australia. Our operations outside of the United States are subject to risks inherent in foreign operations, including but not limited to:

•	political, social and economic instability;

•	the loss of revenue, property and equipment from hazards such as expropriation, nationalization, war, insurrection, acts of terrorism and other political risks;

•	increased operating costs;

•	increases in taxes and governmental royalties;

•	renegotiation or abrogation of contracts with governmental entities;

•	changes in laws and policies governing operations of foreign-based companies;

•	import-export quotas;

•	currency restrictions and exchange rate fluctuations;

•	world economic cycles;

•	limited market access; and

•	other uncertainties arising out of foreign government sovereignty over our international operations.

In addition, laws and policies of the United States affecting foreign trade and taxation may also adversely affect our international operations.

As our international operations expand, the exposure to these risks will increase. Our business, financial condition or results of operations could be susceptible to adverse events beyond our control that may occur in the particular country or region in which we are active.

We are the subject of an agreed final judgment that prevents us from making acquisitions of certain saturation diving systems without the consent of the U.S. Department of Justice, which could adversely affect our ability to make strategic acquisitions and increase our revenues and profitability.

As part of the Acergy and Torch acquisitions in 2005, Helix entered into an agreed final judgment with the U.S. Department of Justice, or DOJ, to remedy certain anti-competitive effects of the acquisitions alleged by the DOJ. The final judgment requires Helix, until January 2009, to notify the DOJ of any proposed direct or indirect acquisition of a saturation diving chamber that has been operated in the Gulf of Mexico at any time since October 1, 2002 or any interest in a company that owns or operates such a chamber. We are also subject to and will continue to be bound by the consent decree. Since we are not able to make any acquisition of this type without obtaining the consent of the DOJ, our ability to satisfy our customers’ demands for services that require us to use saturation diving chambers and to generate revenues from these services may be limited.

The loss of the services of one or more of our key employees, or our failure to attract and retain other highly qualified personnel in the future, could disrupt our operations and adversely affect our financial results.

Our industry has lost a significant number of experienced subsea professionals over the years due to, among other reasons, the cyclicality of our business. Our continued success depends on the active participation of our key employees. The loss of one or more of our key people could adversely affect our operations. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. Unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. If either of these events occurs for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

The operation of marine vessels is risky, and we may incur losses or other liabilities that are not covered by insurance and could have a material adverse effect on our financial condition and results of operations.

Marine contracting involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including Jones Act employee coverage, which is the maritime equivalent of workers’ compensation, and hull insurance on our vessels. Such insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our business, financial condition or results of operations. Moreover, our ability to maintain adequate insurance in the future at rates that we consider reasonable may be limited. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts and limitations for wind storm damage. The current insurance on our vessels, in some cases, is in amounts approximating book value, which is less than replacement value. In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

We have substantial debt obligations that could restrict our operations and impair our financial condition.

We distributed all of the net proceeds from our initial public offering to Helix as a dividend in December 2006. In addition, we have a $250 million five-year revolving credit facility, from which we borrowed $201 million, $200 million of which was distributed to Helix as a dividend in December 2006. We expect to use the remaining availability under the facility for working capital and other general corporate purposes. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Revolving Credit Facility.”

This substantial indebtedness could have adverse consequences on us, including:

•	increasing our vulnerability to adverse economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds; and

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, seek additional equity or debt capital or restructure or refinance our debt. However, these measures might be unsuccessful or inadequate in permitting us to meet our scheduled debt service obligations. We may be unable to restructure or refinance our obligations or obtain additional equity financing or sell assets on satisfactory terms or at all. As a result, an inability to meet our debt obligations could cause us to default on those obligations. A default under any debt instrument could, in turn, result in defaults under other debt instruments. Any such defaults could materially impair our financial condition and liquidity.

Our contracting business declines in winter, and adverse weather conditions in the Gulf of Mexico can adversely affect our revenues.

Marine operations conducted in the Gulf of Mexico are typically seasonal and depend, in part, on weather conditions. Historically, we have experienced our lowest vessel utilization rates during the first quarter, and to a lesser extent during the fourth quarter, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Our original estimates of the costs associated with our qualified turnkey projects and capital projects may be incorrect and result in reduced profitability, losses or cost over-runs on those projects.

Many of our projects are performed on a qualified turnkey basis where a defined work scope is delivered for a fixed price and extra work, which is subject to customer approval, is billed separately. The revenue, cost and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates, and the performance of others, such as alliance partners. These variations and risks inherent in the marine construction business may result in our experiencing reduced profitability or losses on projects. In addition, estimates for capital projects, including recertification costs, may have cost over-runs due to unknown factors associated with the work to be performed and market conditions.

We are subject to extensive federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our subsea construction, intervention, inspection, maintenance and decommissioning operations are subject to extensive laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Due to adverse operating market conditions or unfavorable financing conditions, there may be occasions when certain recertification efforts may be postponed, rendering certain vessel operations temporarily out of commission, until more favorable market or cost of capital conditions arise. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations that may, for instance, require us to obtain additional permits, approvals and certificates for proposed projects. Any actual or alleged violation of permit requirements or failure to obtain any required permit could result in restrictions or prohibitions on our operations or criminal sanctions. Alternatively, we may have to incur substantial expenditures to obtain, maintain or renew authorizations to conduct existing projects. If a project is unable to function as planned due to changing requirements or local opposition, we may suffer expensive delays, extended periods of non-operation or significant loss of value in a project. All such costs may have a negative effect on our business, financial condition or results of operations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition or results of operations. See Item 1 “Business — Government Regulation.”

We may incur substantial costs and liabilities with respect to environmental, health and safety laws and regulations.

We may incur substantial costs and liabilities as a result of environmental, health and safety requirements relating to, among other things, our subsea construction and intervention, inspection, maintenance and decommissioning operations. These costs and liabilities could arise under a wide range of environmental, health and safety laws, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in assessment of administrative, civil, and criminal penalties, imposition of cleanup and site restoration costs and liens, and the issuance of orders enjoining or limiting our current or future operations. Compliance with these laws and regulations also increases the cost of our operations and may prevent or delay the commencement or continuance of a given operation. In addition, claims for damages, including damages for natural resources, to persons or property may result from environmental and other impacts of our operations.

Strict, joint and several liability to remediate contamination may be imposed under certain environmental laws, which could cause us to become liable for, among other things, the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations. See Item 1 “Business — Environmental Regulation.”

Risks Related to Our Relationship with Helix and to our Common Stock

We have no operating history as an independent company and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly traded company and may not be a reliable indicator of our future results.

The historical financial information included in this report does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as an independent publicly traded company during the periods presented or those results we will achieve in the future. This is primarily a result of the following factors:

•	Our historical financial results reflect allocations of corporate expenses from Helix. Those allocations may be different from the comparable expenses we would have incurred had we operated as an independent publicly traded company.

•	Our working capital requirements and funding for maintenance capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Helix. Following our initial public offering, we are solely responsible for the provision of funds to finance our working capital and other cash requirements. Without the opportunity to obtain financing from Helix, we may in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. We may incur debt on terms and at interest rates that will not be as favorable as those generally enjoyed by Helix.

•	Significant changes may occur in our cost structure, management, financing and business operations as a result of our operating as an independent public subsidiary of Helix. These changes could result in increased costs associated with reduced economies of scale, standalone costs for services currently provided by Helix, the need for additional personnel to perform services currently provided by Helix and the legal, accounting, compliance and other costs associated with being a public company with equity securities listed on a national stock exchange. We are obligated to continue to use the services of Helix under our Corporate Services Agreement until such time as Helix owns less than 50% of the total voting power of our common stock, or longer for certain information technology services, and, in the event our Corporate Services Agreement with Helix terminates, we may not be able to replace the services that Helix provides us until such time or in a timely manner or on comparable terms.

Helix owns a controlling interest in our company. The interests of Helix may conflict with those of our other stockholders, and other stockholders’ voting power may be limited.

Helix currently owns approximately 73% of the outstanding shares of our common stock. For so long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our stock, it will have the ability to direct the election of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, or acquisition or disposition of assets, the incurrence of indebtedness by us, the issuance of any additional common stock or other equity securities by us, the repurchase or redemption of common stock or preferred stock by us and the payment of dividends by us. Similarly, Helix has the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control of us. Because Helix’s interests as our controlling stockholder may differ from the interests of our other stockholders, actions taken by Helix with respect to us may not be favorable to such other stockholders.

Prior to the completion of our initial public offering, we also entered into a Master Agreement, a Corporate Services Agreement and a number of other agreements with Helix setting forth various matters governing our relationship with Helix while it remains a significant stockholder in us. These agreements govern our relationship with Helix and allow Helix to retain control over, among other things, the provision of corporate services to us and our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Helix under these agreements may allow Helix to delay or prevent an acquisition of us that our other stockholders may consider favorable. We will not be able to terminate these agreements or amend them in a manner we deem more favorable so long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.

Conflicts of interest may arise between Helix and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Helix and us in a number of areas relating to our past and ongoing relationships. Of our six person board, two of our directors serve as directors and executive officers of Helix and one of our other directors serves as a director of Helix. For as long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election of all the members of our board of directors and to exercise a controlling influence over our business and affairs.

Areas in which conflicts of interest between Helix and us could arise include, but are not limited to, the following:

•	Cross officerships, directorships and stock ownership. The ownership interests of our directors or executive officers in the common stock of Helix or service as a director or officer of both Helix and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) the nature, quality and cost of services rendered to us by Helix, (ii) disagreement over the desirability of a potential acquisition or other corporate opportunity, (iii) employee retention or recruiting or (iv) our dividend policy.

•	Intercompany transactions. From time to time, Helix or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of Helix and us and, when appropriate, subject to the approval of the independent directors on our board or a committee of disinterested directors, the terms of any such transactions may not be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained in arm’s length negotiations. Under the Master Agreement, at Helix’s request, we will continue to contract vessels and related equipment owned by us to Helix, at prevailing market rates.

•	Intercompany agreements. We have entered into certain agreements with Helix pursuant to which Helix has agreed to provide us with certain accounting, tax and other services and we have agreed to provide Helix with certain training, supply chain, operational facilities and operational human resources services. Payments for these services will allow Helix and us to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses. In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by Helix for certain of our businesses. We negotiated the terms of these agreements with Helix in the context of a parent-subsidiary relationship. The terms were not the result of arm’s length negotiations. In addition, conflicts could arise in the interpretations of any extension or renegotiation of these agreements in the future.

If Helix engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.

Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Helix will have no obligation to refrain from:

•	engaging in the same or similar business activities or lines of business as us, or

•	doing business with any of our clients, customers or vendors.

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and Helix and its officers and directors who are officers or directors of our company, on the other hand. The policy provides that if Helix acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Helix and us, we will have renounced our interest in the corporate opportunity. It also provides that if one of our directors or officers who is also a director or officer of Helix learns of a potential transaction or matter that may be a corporate opportunity for both Helix and us, we will have renounced our interest in the corporate opportunity, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director or officer.

If one of our officers or directors, who also serves as a director or officer of Helix, learns of a potential transaction or matter that may be a corporate opportunity for both Helix and us, our amended and restated certificate of incorporation provides that the director or officer will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our stockholders for breach of fiduciary duty by reason of Helix’s actions with respect to that corporate opportunity.

This policy could result in Helix having rights to corporate opportunities in which both we and Helix have an interest.

Future sales or distributions of our shares by Helix could depress the market price for shares of our common stock.

Helix may sell all or part of the shares of our common stock that it owns or distribute those shares to its stockholders, including pursuant to demand registration rights that we granted to Helix. Sales or distributions by Helix of substantial amounts of our common stock in the public market or to its stockholders could adversely affect prevailing market prices for our common stock. Helix is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock, except that Helix agreed not to sell, spin off, split off or otherwise dispose of any of our shares of common stock for a period of 180 days after the date of our initial public offering without the prior written consent of Banc of America Securities LLC and J.P. Morgan Securities Inc., subject to certain limitations and limited exceptions. Helix has the right to begin liquidating its ownership of our common stock after the 180-day period following the date of our offering.

We may be unable to replace the corporate services Helix provides us in a timely manner or on comparable terms.

We entered into a Corporate Services Agreement with Helix prior to the completion of our initial public offering. Pursuant to the Corporate Services Agreement, Helix and its affiliates provide us with corporate services, including treasury and other financial services, employment benefit services and insurance, information systems and network services. The Corporate Services Agreement requires us to utilize these services provided by Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock.

We negotiated these arrangements with Helix in the context of a parent-subsidiary relationship. Although Helix will be contractually obligated to provide us with services during the term of the Corporate Services Agreement, we may not be able to obtain services of similar scope and quality after the expiration of that agreement. In addition, our costs of procuring those services from third parties may increase.

We will not have control over certain tax decisions and could be liable for income taxes owed by Helix.

Prior to the closing of our initial public offering, we and certain of our subsidiaries were included in Helix’s consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Helix or one or more of its subsidiaries for foreign, state and local income tax purposes. Under our Tax Matters Agreement with Helix, Helix will have the right to prepare and file income tax returns that include us or our subsidiaries if Helix has any responsibility for the taxes shown on such income tax returns. The Tax Matters Agreement provides that Helix will have sole authority to respond to and conduct all tax proceedings (including tax audits) relating to such income tax returns. This arrangement may result in conflicts of interest between Helix and us. For example, under the Tax Matters Agreement, Helix will be able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Helix and detrimental to us.

Moreover, notwithstanding the Tax Matters Agreement, U.S. federal tax law provides that each member of a consolidated group is liable for the group’s entire tax obligation. Thus, to the extent Helix or other members of the consolidated group fail to make any U.S. federal income tax payments required by law for tax periods for which we or our subsidiaries are included in Helix’s consolidated group, we could be liable for the shortfall. Similar principles may apply for foreign, state and local income tax purposes where we file combined, consolidated or unitary returns with Helix or its subsidiaries for foreign, state and local income tax purposes.

We could be responsible for taxes resulting from the transfer of assets to us by Helix.

To effect the separation, Helix and its affiliates transferred to us the assets related to our business. Under the Tax Matters Agreement, Helix is generally responsible for any taxes resulting from such transfer. However, under the Tax Matters Agreement, we have agreed to be responsible for any additional taxes that may result from actions we take following the closing of our offering.

Our stock ownership by Helix, provisions in our agreements with Helix and our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our other stockholders may consider favorable.

For as long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to control decisions regarding an acquisition of us by a third party. In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our stockholders to remove directors, supermajority voting requirements for stockholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our stockholders by written consent. Some of these provisions, such as the limitation on stockholder action by written consent, only become effective once Helix no longer controls us. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law do not apply to Helix until it beneficially owns less than 15% of our common stock and subsequently increases its shareholdings to once again beneficially own at least 15% of our common stock. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Conflicts of interest may arise due to the vesting schedule of grants of restricted stock to our executive officers.

Following completion of our initial public offering, we granted shares of restricted stock to our executive officers, a significant portion of which will commence to vest upon the first anniversary of the date on which Helix no longer owns shares of stock representing 51% or more of the total voting power of our common stock. This could create, or appear to create, conflicts of interest when our management is faced with a transaction or transactions that could reduce Helix’s ownership of our common stock to below 51% but that could have different implications for our other stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our Vessels

We currently own and operate a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet as well as three shallow water pipelay vessels. Our fleet of diving support vessels comprises 15 surface diving support vessels capable of working in water depths up to 300 feet and eight saturation diving support vessels that typically work in water depths of 200 to 1,000 feet. Four of our saturation diving support vessels have DP capabilities.

The following table provides select information about each of the vessels we own:

		Placed in
		Service by			DP or Anchor
	Flag State	Cal Dive(1)	Length (Feet)	Berths	Moored

Saturation Diving
DP DSV Eclipse	Bahamas	3/2002	367	109	DP
DP DSV Mystic Viking	Bahamas	6/2001	253	60	DP
DP DSV Kestrel(2)	Vanuatu	9/2006	323	80	DP
DP MSV Uncle John	Bahamas	11/1996	254	102	DP
DSV American Constitution	Panama	11/2005	200	46	4 point
DSV Cal Diver I	U.S.	7/1984	196	40	4 point
DSV Cal Diver II	U.S.	6/1985	166	32	4 point
DSV Midnight Star(3)	Vanuatu	6/2006	197	42	4 point
Surface Diving
American Diver	U.S.	11/2005	105	22	—
American Liberty	U.S.	11/2005	110	22	—
Cal Diver IV	U.S.	3/2001	120	24	—
DSV American Star	U.S.	11/2005	165	30	4 point
DSV American Triumph	U.S.	11/2005	164	32	4 point
DSV American Victory	U.S.	11/2005	165	34	4 point
DSV Cal Diver V	U.S.	9/1991	166	34	4 point
DSV Dancer	U.S.	3/2006	173	34	4 point
DSV Mr. Fred	U.S.	3/2000	166	36	4 point
Fox	U.S.	10/2005	130	42	—
Mr. Jack	U.S.	1/1998	120	22	—
Mr. Jim	U.S.	2/1998	110	19	—
Polo Pony	U.S.	3/2001	110	25	—
Sterling Pony	U.S.	3/2001	110	25	—
White Pony	U.S.	3/2001	116	25	—
Pipelay
Brave	U.S.	11/2005	275	80	Anchor
Rider	U.S.	11/2005	275	80	Anchor
DLB801(4)	Panama	1/2006	351	230	Anchor

(1)	Represents the date Cal Dive placed the vessel in service and not its date of commissioning.

(2)	We acquired the DP DSV Kestrel, formerly known as the DP DSV Seaway Kestrel, in March 2006 from Acergy.

(3)	Expected to be converted in the second or third quarter of 2007 to full saturation diving capabilities.

(4)	The DLB801 was purchased in January 2006 and a 50% interest in the vessel was subsequently sold to an unaffiliated purchaser that same month. The vessel is now under a 10-year charter lease agreement with the purchaser of the 50% interest. The charter lease agreement includes an option by the other holder to purchase our 50% interest in the vessel beginning in January 2009.

In addition to our saturation diving vessels, we currently own nine portable saturation diving systems, including six acquired from Fraser Diving.

Pursuant to an agreed final judgment with the DOJ permitting us to complete the Acergy acquisition in November 2005, we agreed to divest ourselves of the Midnight Carrier, the Seaway Defender and a portable saturation diving system. We completed the sale of the portable saturation diving system and the Seaway Defender during 2006, and as of December 31, 2006, the Midnight Carrier was held for sale. The Midnight Carrier was subsequently sold on January 26, 2007.

The Rider, Kestrel, Eclipse, Mystic Viking and Uncle John are subject to vessel mortgages securing our $250 million revolving credit facility. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.”

We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations and in order to maintain our vessels in class under the rules of the applicable class society. For 2006, these costs were $18.9 million. These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

The following table shows the historical size of our fleet and utilization of our vessels:

	2006		2005			2004
	Number		Number			Number
	of Vessels	Utilization	of Vessels	Utilization		of Vessels	Utilization
	(1)	(2)	(1)	(2)		(1)	(2)

Saturation Diving	8	92%	6	91%		5	86%
Surface and Mixed Gas Diving	15	90%	14	72%		8	49%
Shallow Water Pipelay	2	87%	2	92	%(3)	—	—

Entire Fleet	25	91%	22	79%		13	63%

(1)	As of the end of the period and excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned by a third party.

(2)	Average vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect acquired vessels prior to their in-service dates, vessels in drydocking, vessels taken out of service for upgrades or prior to their disposition and vessels jointly owned by a third party.

(3)	Includes activity for only November and December 2005.

Our Facilities

Our corporate headquarters are located at 400 N. Sam Houston Parkway E., Suite 1000, Houston, Texas. Our primary subsea and marine services operations are based in Port of Iberia, Louisiana. All of our facilities are leased except for approximately 6 1/2 acres that are owned by us at our Port of Iberia, Louisiana facility. The remaining terms of these leases range from two to 14 years. Future minimum rentals under these non-cancelable leases are approximately $4.4 million at December 31, 2006, with $1.0 million due in 2007, $0.8 million in 2008, $0.6 million in 2009, $0.3 million in 2010, $0.3 million in 2011 and $1.4 million thereafter. Total rental expense under these operating leases was approximately $0.8 million, $0.7 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Location	Function	Size

Houston, Texas	Corporate Headquarters, Project Management and Sales Office	20,000 square feet
Port of Iberia, Louisiana	Operations, Offices and Warehouse	23 acres (Buildings: 68,602 sq. feet)
Fourchon, Louisiana	Marine, Operations, Living Quarters	10 acres (Buildings: 2,300 sq. feet)
New Orleans, Louisiana	Sales Office	2,724 square feet
Singapore	Marine, Operations, Offices, Project Management and Warehouse	29,772 square feet
Dubai, United Arab Emirates	Sales Office and Warehouse	12,916 square feet
Perth, Australia	Operations, Offices and Project Management	28,738 square feet

Item 3.	Legal Proceedings

Insurance and Legal Proceedings

Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in personal injury and the loss of life or property, environmental mishaps, mechanical failures, fires and collisions. We insure against these risks at levels consistent with industry standards. We also carry workers’ compensation, maritime employer’s liability, general liability and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles we consider financially prudent. Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could occur, and litigation arising from such an event may result in our being named a defendant in lawsuits asserting large claims. Although there can be no assurance the amount of insurance we carry is sufficient to protect us fully in all events, or that such insurance will continue to be available at current levels of cost or coverage, we believe that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our business, financial condition or results of operations.

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Under our agreements with Helix, we have assumed and will indemnify Helix for liabilities related to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

By written consent dated December 9, 2006, Helix, as our sole stockholder at that time (a) approved our Amended and Restated Certificate of Incorporation, 2006 Long-Term Incentive Plan and Employee Stock Purchase Plan, and (b) elected the following additional members to our board of directors effective upon the closing of our initial public offering: William L. Transier, Todd A. Dittmann and David E. Preng. The following directors continue to serve on our board following this action: Owen E. Kratz, Martin R. Ferron and Quinn J. Hébert.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “DVR” on December 14, 2006. Prior to that, all of our common stock was held by Helix. The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock:

	Common Stock
	Price
	High	Low

Fiscal Year 2006
Fourth Quarter (from December 14)	$12.75	$12.07
Fiscal Year 2007
First Quarter (through February 23)	$12.66	$11.83

As of February 23, 2007, there were approximately five registered stockholders (approximately 4,260 beneficial owners) of our common stock.

Dividend Policy

Other than dividends that we declared prior to the effectiveness of our initial public offering and paid to Helix in connection with our offering, we have not paid cash dividends on our common stock and do not anticipate paying any dividends on the shares of our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. In addition, our financing arrangements prohibit the payment of cash dividends on our common stock. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility.”

Use of Proceeds

On December 14, 2006, we commenced our initial public offering of our common stock, $.01 par value per share, pursuant to a Registration Statement on Form S-1 (File No. 333-134609), that was declared effective by the SEC on December 14, 2006. Under the registration statement, we registered 22,173,000 shares of our common stock at a maximum aggregate offering price of $288,249,000. In addition, the registration statement covered up to an additional 3,325,950 shares of our common stock to be sold by Helix solely to cover the underwriters’ over-allotment option. The underwriters did not exercise their over-allotment option and none of the 3,325,950 shares were sold. All 22,173,000 shares of common stock issued by us were sold at a price to the public of $13.00 per share and the offering closed on December 19, 2006. Banc of America Securities LLC and J.P. Morgan Securities Inc. were the representatives of the underwriters for the offering.

We received approximately $264.4 million in net proceeds (after approximately $23.8 million of total expenses) from the issuance and sale of 22,173,000 shares, all of which proceeds were distributed to Helix as a dividend. The following table sets forth the actual amount of expenses incurred on our behalf in connection with the initial public offering:

Underwriting discounts and commissions	$18,736,185
Other expenses	5,111,669

Total	$23,847,854

Item 6.	Selected Financial Data

The historical financial and other data have been prepared on a combined basis from Helix’s consolidated financial statements using the historical results of operations and bases of the assets and liabilities of the shallow water marine contracting business of Helix and give effect to allocations of expenses from Helix. Our historical financial data will not necessarily be indicative of our future performance nor will such data necessarily reflect what our consolidated and combined financial position and results of operations would have been had we operated as an independent publicly traded company during the periods shown.

We have prepared our consolidated and combined financial statements as if Cal Dive International, Inc. had been in existence as a separate company throughout all relevant periods. The consolidated and combined results of operations data and cash flow data for the years ended December 31, 2003, 2004, 2005 and 2006 and the consolidated and combined balance sheet data as of December 31, 2004, 2005 and 2006 presented below were derived from our audited consolidated and combined financial statements and the related notes thereto included elsewhere in this report. The consolidated and combined results of operations data and cash flow data for the year ended December 31, 2002 and the consolidated and combined balance sheet data as of December 31, 2002 and 2003 presented below were derived from our unaudited consolidated and combined financial statements.

The operating results of the acquired vessels from the Torch asset purchase are included in these historical consolidated and combined statements of operations since the acquisition date of August 31, 2005. The operating results of the assets acquired from Acergy during 2005 are included in the accompanying historical consolidated and combined statements of operations since the acquisition date of November 1, 2005. Our consolidated and combined statements of operations do not include the operating results of the DLB801 or the Kestrel prior to their acquisitions in January and March 2006, respectively. The operating results of the assets acquired from Fraser Diving are included in the accompanying historical consolidated and combined statements of operations since the acquisition date of July 31, 2006.

You should read the information contained in this table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical audited consolidated and combined financial statements and the accompanying notes thereto of us included elsewhere in this report.

	Year Ended December 31,
	2006	2005		2004		2003		2002
								(Unaudited)
	(In thousands, except per share and marine contracting activity data)

Results of Operations Data:
Net revenues	$509,917	$224,299		$125,786		$135,488		$139,887
Cost of sales	287,387	152,586		101,583		108,479		116,167

Gross profit	222,530	71,713		24,203		27,009		23,720
Gain on sale of assets	349	270		—		—		—
Selling and administrative expenses	37,431	16,730		12,318		10,337		8,055

Income from operations	185,448	55,253		11,885		16,672		15,665
Equity in earnings (losses) of investment	(487)	2,817		—		—		—
Net interest income	163	45		—		—		—

Income before income taxes	185,124	58,115		11,885		16,672		15,665
Provision for income taxes	65,710	20,385		4,211		5,870		5,510

Net income	$119,414	$37,730		$7,674		$10,802		$10,155

Net income per common share (unaudited):
Basic and diluted	$1.91	$0.61	(1)	$0.12	(1)	$0.18	(1)	$0.17	(1)

Other Financial Data:
Depreciation and amortization	24,515	15,308		15,510		15,209		14,193
Capital expenditures	38,086	36,407		2,912		2,784		12,980
Acquisition of businesses	100,128	42,917		—		—		—

	Year Ended December 31,
	2006	2005	2004	2003	2002
					(Unaudited)
	(In thousands, except per share and marine contracting activity data)

Cash Flow Data(2):
Cash flows provided by (used in):
Operating activities	$86,439	$32,228	$28,610	$26,370	$15,691
Investing activities	(121,157)	(79,547)	(2,912)	(2,584)	(4,310)
Financing activities	57,373	47,319	(25,698)	(23,786)	(11,381)
Marine Contracting Activity Data (unaudited):
Number of vessels(3)	25	22	13	13	13
Utilization(4)	91%	79%	63%	68%	61%

	December 31,
	2006	2005	2004	2003	2002
				(Unaudited)	(Unaudited)
	(In thousands)

Balance Sheet Data:
Total current assets	$168,747	$110,484	$46,565	$43,270	$52,556
Net property and equipment	222,247	113,604	76,329	91,533	100,605
Total assets	452,153	277,884	144,817	156,280	172,904
Total current liabilities	58,814	73,869	27,438	21,165	28,431
Total liabilities	294,392	100,101	52,309	45,748	49,388
Long-term debt	201,000	—	—	—	—
Total stockholders’ equity	157,761	177,783	92,508	110,532	123,516

(1)	Basic and diluted net income per share for these periods are based upon 61,506,691 shares, reflecting a 61,506.691 to 1 stock split effected immediately prior to our initial public offering.

(2)	For all periods through December 14, 2006: (i) cash flows from financing activities have been reflected as (a) cash transfers from us to Helix equal to substantially all cash provided by operating activities and (b) cash transfers from Helix to us equal to the amount of cash used in investing activities, (ii) substantially all excess cash has been transferred to our owner, and (iii) these cash transfers have been reflected as changes in total stockholders’ equity.

(3)	As of the end of the period and excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned by a third party.

(4)	Average vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period and does not reflect acquired vessels prior to their in-service dates, vessels in drydocking, vessels taken out of service for upgrades or prior to their disposition and vessels jointly owned by a third party.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis should be read in conjunction with our historical consolidated and combined financial statements and their notes included elsewhere in this report. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A “Risk Factors‘ and elsewhere in this report.

Our Business

We generate revenue principally by providing marine contracting services to major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. We perform our services under dayrate or qualified turnkey contracts that are typically awarded through a competitive bid process. Contract terms vary according to market conditions and services rendered. See Item 1 “Business — Contracting and Tendering.”

Major Influences on Results of Operations

Our business is substantially dependent upon the condition of the oil and natural gas industry and, in particular, the willingness of oil and natural gas companies to make capital expenditures for offshore exploration, drilling and production operations. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including but not limited to:

•	changes in United States and international economic conditions;

•	demand for oil and natural gas, especially in the United States, China and India;

•	worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America;

•	actions taken by OPEC;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development and production operations;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	weather conditions;

•	environmental or other government regulations; and

•	tax policies.

The primary leading indicators we rely upon to forecast the performance of our business are crude oil and natural gas prices and drilling activity on the Gulf of Mexico OCS, as measured by mobile offshore rig counts. Demand for our services generally lags successful drilling activity by six to 18 months. In recent years, crude oil and natural gas prices have increased substantially, with the quarterly average of the NYMEX West Texas Intermediate (WTI) near month crude oil daily average contract price increasing from $28.91 per barrel in the second quarter of 2003 to a high of $70.70 per barrel in the second quarter of 2006 and the quarterly average of the Henry Hub natural gas daily average spot price increasing from $4.87 per one million British thermal units, or Mmbtu, in the third quarter of 2003 to a high of $12.31 per Mmbtu in the fourth quarter of 2005. However, oil and natural gas prices can be extremely volatile. As of December 31, 2006, the NYMEX WTI near month crude oil closing contract price was $61.05 and the Henry Hub natural gas closing spot price was $5.64. The majority of our customers on the Gulf of Mexico OCS are drilling for, producing and transporting natural gas. Therefore, we expect sustained directional changes in natural gas prices will have a greater impact on demand for our services than changes in crude oil prices. While U.S. natural gas prices generally declined in recent months primarily due to moderate weather and the restoration of shut-in Gulf of Mexico production, we believe long-term price trends will be driven by U.S. natural gas demand, the productivity of existing fields and new discoveries, and the availability of imports. From 2003 to 2005, the rig count on the Gulf of Mexico OCS increased more modestly than rig counts in other offshore regions due to the mobilization of rigs from the Gulf of Mexico to other regions and the impairment of offshore rigs caused by hurricane activity in the Gulf of Mexico in 2004 and 2005. While demand for our marine contracting services is typically highly correlated with offshore rig counts, increases in subsea project complexity and capital spending per project as well as a sharp rise in the demand for hurricane-related repair work have been the primary drivers of the record utilization and day rates we have achieved recently across our fleet of vessels.

We believe vessel utilization is one of the most important performance measurements for our business. Utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services. As a marine contractor, our vessel utilization is typically lower during the first quarter, and to a lesser extent during the fourth quarter, due to winter weather conditions in the Gulf of Mexico. Accordingly, we normally plan our drydock inspections and other routine and preventive maintenance programs during this period. The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters. As a result, we have historically generated a majority of our revenues in the last six months of the year.

In recent periods, however, we have not experienced the typical seasonal trends in our business due to the impact of Hurricanes Ivan, Katrina and Rita in the Gulf of Mexico. The severe offshore infrastructure damage caused by these storms has generated significant year-round demand for our services from oil and gas companies trying to restore shut-in production as soon as possible. We believe this production restoration focus, along with the limited number of qualified marine contractors, has created a large backlog of platform installation and removal work. While many hurricane-related repairs have been completed, we believe much additional repair work is required to restore oil and natural gas production in the Gulf of Mexico to targeted levels.

The outlook for our business remains very favorable based on our projected demand for construction, inspection, maintenance and repair services in the Gulf of Mexico as well as our significant international growth opportunities; however, we expect that market conditions will ease from the peak levels experienced in recent quarters as the amount of hurricane-related repair activity moderates during 2007. As shown in the table below, during the fourth quarter of 2006 our average fleet utilization rate, while strong at 80%, was below the levels achieved in the fourth quarter of 2005 and the first three quarters of 2006. We believe that our fleet utilization and contract pricing will remain strong in 2007, but we expect they will continue to ease from the recent record levels. However, if future storms cause severe damage to Gulf of Mexico infrastructure, we would expect another sharp rise in the demand for our services.

The following table sets forth key indicators and performance metrics for our business:

	2004				2005				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

U.S. natural gas prices(1)	$5.61	$6.08	$5.44	$6.26	$6.39	$6.94	$9.74	$12.31	$7.75	$6.53	$6.08	$6.60
NYMEX oil prices(2)	$35.15	$38.32	$43.88	$48.28	$49.84	$53.17	$63.19	$60.03	$63.48	$70.70	$70.48	$60.21
Gulf of Mexico rigs(3)	117	115	118	122	130	132	130	127	131	132	125	116
Platform installations(4)	25	29	37	28	36	23	19	15	20	30	19	15
Platform removals(4)	23	51	77	39	11	50	44	9	3	14	49	10
Number of our vessels(5)	13	13	13	13	13	13	13	22	23	24	25	25
Our average utilization rate(6)	54%	57%	62%	77%	65%	72%	77%	94%	96%	98%	91%	80%

(1)	Quarterly average of the Henry Hub natural gas daily average spot price (the midpoint index price per Mmbtu for deliveries into a specific pipeline for the applicable calendar day as reported by Platts Gas Daily in the “Daily Price Survey” table).

(2)	Quarterly average of NYMEX West Texas Intermediate near month crude oil daily average contract price.

(3)	Average monthly number of rigs contracted, as reported by ODS-Petrodata — Offshore Rig Locator.

(4)	Source: Minerals Management Service; installation and removal of platforms in the Gulf of Mexico.

(5)	As of the end of the period and excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned by a third party.

(6)	Average vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect acquired vessels prior to their in-service dates, vessels in drydocking, vessels taken out of service for upgrades or prior to their disposition and vessels jointly owned by a third party.

Factors Impacting Comparability of Our Financial Results

Our historical results of operations for the periods presented may not be comparable with prior periods or to our results of operations in the future for the reasons discussed below.

Recent Acquisitions

In August 2005, we acquired six vessels and a portable saturation diving system from Torch at a cost of $26.2 million (including assets held for sale). In November 2005, we completed the acquisition of the diving and shallow water pipelay business of Acergy, which included seven diving support vessels, a portable saturation diving system, general diving equipment and operating bases located in Louisiana, at a purchase price of $42.9 million. Under the terms of the regulatory approval required to remedy certain anti-competitive effects of the Acergy and Torch acquisitions alleged by the DOJ, we were required to divest two diving support vessels and a portable saturation diving system from the combined acquisitions. We completed the sale of the portable saturation diving system and one diving support vessel in 2006, and completed the sale of the second diving support vessel in January 2007. In addition, we acquired the DLB801 from Acergy for $38.0 million in January 2006. We subsequently sold a 50% interest in the vessel in January 2006 for approximately $19.0 million and entered into a 10-year charter lease agreement with the purchaser. The lessee has an option to purchase the remaining 50% interest in the vessel beginning in January 2009. We also acquired the Kestrel from Acergy for approximately $39.9 million in March 2006. Going forward, we believe these acquired assets will be significant contributors to our financial results.

In July 2006, we completed the purchase of the business of Singapore-based Fraser Diving, which includes six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia, for an aggregate purchase price of approximately $29.3 million, subject to post-closing adjustments.

Our Relationship with Helix

Our consolidated and combined financial statements have been derived from the financial statements and accounting records of Helix using the historical results of operations and historical bases of assets and liabilities of our business. Certain management, administrative and operational services of Helix have been shared between Helix’s shallow water marine contracting business and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs included in our consolidated and combined statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided. Our expenses as a separate, stand-alone company may be higher or lower than the amounts reflected in the consolidated and combined statements of operations. Pursuant to the Corporate Services Agreement between Helix and us, we are required to utilize these services from Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock. Additionally, Helix primarily used a centralized approach to cash management and the financing of its operations. Accordingly, all related acquisition activity between Helix and us and all other cash transactions for the period prior to our initial public offering have been reflected in our stockholders’ equity as Helix’s net investment.

We believe the assumptions underlying the consolidated and combined financial statements are reasonable. However, the effect of these assumptions, the separation from Helix and our operating as a standalone public entity could impact our results of operations and financial position prospectively by increasing expenses in areas that include but are not limited to litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate compliance matters, insurance and claims management and the related cost of insurance, as well as general overall purchasing power.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated and combined financial statements included elsewhere in this report. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.

Revenue Recognition

Revenues are derived from contracts that are typically of short duration. These contracts contain either lump-sum turnkey provisions or provisions for specific time, material and equipment charges, which are billed in accordance with the terms of such contracts. We recognize revenue as it is earned at estimated collectible amounts.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. In connection with these contracts, we may receive revenues for mobilization of equipment and personnel. In connection with new contracts, revenues related to mobilization are deferred and recognized over the period in which contracted services are performed using the straight-line method. Incremental costs incurred directly for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs, are also deferred and recognized over the period in which contracted services are performed using the straight-line method. Our policy to amortize the revenues and costs related to mobilization on a straight-line basis over the estimated contract service period is consistent with the general pace of activity, level of services being provided and dayrates being earned over the service period of the contract. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

•	the customer provides specifications for the construction of facilities or for the provision of related services;

•	we can reasonably estimate our progress towards completion and our costs;

•	the contract includes provisions as to the enforceable rights regarding the goods or services to be provided, consideration to be received and the manner and terms of payment;

•	the customer can be expected to satisfy its obligations under the contract; and

•	we can be expected to perform our contractual obligations.

Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when it is first determined. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

Unbilled revenue represents revenue attributable to work completed prior to period end that has not yet been invoiced. All amounts included in unbilled revenue at December 31, 2006 are expected to be billed and collected within one year.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are stated at the historical carrying amount net of write offs and allowance for uncollectible accounts. We establish an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that we have identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined the balance will not be collected.

Related Party Cost Allocations

Helix has provided us certain management and administrative services including: accounting, treasury, payroll and other financial services; legal and related services; information systems, network and communication services; employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs of $5.8 million, $3.3 million and $2.5 million for the years ended December 31, 2006, 2005 and 2004, respectively); and corporate facilities management services. Total allocated costs from Helix for such services were approximately $16.5 million, $8.5 million and $7.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. These costs have been allocated based on headcount, work hours and revenues, as applicable.

We provide Helix operational and field support services including: training and quality control services; marine administration services; supply chain and base operation services; environmental, health and safety services; operational facilities management services; and human resources. Total allocated cost to Helix for such services were approximately $5.6 million, $4.1 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. These costs have been allocated based on headcount, work hours and revenues, as applicable.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided primarily on the straight-line method over the estimated useful life of the asset. Our estimates of useful lives of our assets are as follows: vessels — 15 to 20 years; portable saturation diving systems, machinery and equipment — five to 10 years; and buildings and leasehold improvements — four to 20 years.

For long-lived assets to be held and used, excluding goodwill, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. Our marine vessels are assessed on a vessel-by-vessel basis. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on management’s estimate of discounted cash flows. We recorded no impairment charges in 2006, and $790,000 and $3.9 million in 2005 and 2004, respectively, on certain vessels that met the impairment criteria. The assets impaired in 2005 were subsequently sold in 2006 and 2005 for an aggregate gain on the disposals of approximately $322,000.

Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. At December 31, 2006 and 2005, we classified certain assets intended to be disposed of within a 12-month period as assets held for sale totaling $0.7 million and $7.9 million, respectively. The asset held for sale at December 31, 2006 was sold in January 2007 for its carrying amount.

Recertification Costs and Deferred Drydock Charges

Our vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock. In addition, routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. We defer and amortize drydock and related recertification costs over the length of time for which we expect to receive benefits from the drydock and related recertification, which is generally 30 months. Vessels are typically available to earn revenue for the 30-month period between drydock and related recertification processes. A drydock and related recertification process typically lasts one to two months, a period during which the vessel is not available to earn revenue. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

As of December 31, 2006 and 2005, capitalized deferred drydock charges (included in other assets, net) totaled $20.1 million and $8.3 million, respectively. During the years ended December 31, 2006, 2005 and 2004, drydock amortization expense was $7.1 million, $5.5 million and $4.3 million, respectively. We expect drydock amortization expense to increase in future periods since the size of our fleet has increased significantly and there was only limited amortization expense associated with the vessels we acquired in the Torch and Acergy acquisitions during the year ended December 31, 2006.

Goodwill

We test for the impairment of goodwill on at least an annual basis. We test for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present. Our goodwill impairment test involves a comparison of the fair value with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models. We completed our annual goodwill impairment test as of November 1, 2006. At December 31, 2006 and 2005, we had goodwill of $26.7 million and $27.8 million, respectively. None of our goodwill was impaired based on the impairment test performed as of November 1, 2006. We will continue to test our goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Equity Investment

In July 2005, we acquired a 40% minority ownership interest in OTSL, a Trinidad and Tobago entity, in exchange for our DP DSV Witch Queen. Our investment in OTSL totaled $10.9 million and $11.5 million as of December 31, 2006 and 2005, respectively. We periodically review the investment in OTSL for impairment. Recognition of a loss would occur when the decline in an investment is deemed other than temporary. In determining whether the decline is other than temporary, we consider the cyclical nature of the industry in which the investment operates, its historical performance, its performance in relation to peers and the current economic environment. OTSL has generated net operating losses during 2006 which is an impairment indicator. As a result, we evaluated this investment to determine whether a permanent loss in value had occurred. To determine whether OTSL had the ability to sustain an earnings capacity that would justify the carrying amount of the investment, we determined the current fair value of the investment utilizing a discounted cash flow valuation model to compute the fair value and compared this to its carrying amount. Based on this evaluation, OTSL currently has the ability to sustain an earnings capacity which would justify the carrying amount of the investment. The fair value computed using the discounted cash flow model supports the determination that the existence of operating losses during 2006 is not indicative of a permanent loss in value, and as a result there is no impairment at December 31, 2006.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. Basic and diluted earnings per share for the respective periods were the same. We granted 618,321 restricted shares to certain officers and employees in December 2006 which were anti-dilutive in this calculation.

Income Taxes

Prior to December 14, 2006, our operations are included in a consolidated federal income tax return filed by Helix. We will file our own short period return for the period December 14, 2006 through the end of fiscal year 2006.

However, for financial reporting purposes, our provision for income taxes has been computed as if we completed and filed separate federal income tax returns except that all tax benefits recognized on employee stock plans are retained by Helix. Deferred income taxes are based on the differences between financial reporting and tax bases of assets and liabilities. We utilize the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

Workers’ Compensation Claims

Our onshore employees are covered by workers’ compensation. Offshore employees, including divers, tenders and marine crews, are covered by our maritime employers liability insurance policy, which covers Jones Act exposures. We incur workers’ compensation claims in the normal course of business, which management believes are substantially covered by insurance. We, together with our insurers and legal counsel, analyze each claim for potential exposure and estimate the ultimate liability of each claim.

Stock-Based Compensation Plans

Until December 2006, we had no stock-based compensation plans; however, prior to then certain of our employees participated in Helix’s stock-based compensation plans. Helix used the intrinsic value method of accounting for its stock-based compensation programs through December 31, 2005. Accordingly, prior to January 1, 2006, no compensation expense was recognized by Helix or us if the exercise price of an employee stock option was equal to the common share market price on the grant date. All tax benefits recognized on employee stock plans are retained by Helix. See “— Recently Issued Accounting Principles.”

On December 9, 2006, our board of directors adopted, and Helix, as our sole stockholder at that time, approved, the Cal Dive International, Inc. 2006 Long-Term Incentive Plan. Under this plan, we may issue up to 7,000,000 shares of our common stock to our officers, employees and non-employee directors as restricted stock, restricted stock units or stock options. On December 19, 2006 in connection with the closing of our initial public offering, our board granted an aggregate of 618,321 shares of restricted stock to certain of our officers and employees. The shares generally vest in equal increments over a two-year or five-year period, depending on the specific award. The market value of the restricted stock was $13.00 per share, or $8,038,173, at the date of grant.

Major Customers and Concentration of Credit Risk

Our customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The capital expenditures of our customers are generally dependent on their views of future oil and gas prices and successful offshore drilling activity. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers was as follows: 2006 — Chevron (15.6%); 2005 — BP (13%) and Lighthouse R&D Enterprises (11%); and 2004 — Lighthouse R&D Enterprises (12%) and Shell (11%).

Recently Issued Accounting Principles

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period in fiscal 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Along with Helix, we adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, we use the Black-Scholes fair value model for valuing share-based payments and recognize compensation cost on a straight-line basis over the respective vesting period. We selected the modified-prospective method of adoption, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning in 2006 as the requisite service is rendered. In addition to the compensation cost recognition requirements, SFAS No. 123R also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which was required under SFAS No. 95,

Statement of Cash Flows. The adoption did not have a material impact on our consolidated and combined results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109‘ (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the provisions of FIN 48. The impact of the adoption of FIN 48 was immaterial to our consolidated and combined financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. (“SFAS No. 157”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.

Results of Operations

Comparison of Years Ended 2006 and 2005

Revenues.  For the year ended December 31, 2006, our revenues increased 127% to $509.9 million, compared to $224.3 million for the year ended December 31, 2005. This increase was primarily a result of the Torch and Acergy acquisitions in the third and fourth quarters of 2005, respectively. Revenues derived from assets purchased in these acquisitions were $237.2 million in the year ended December 31, 2006 compared to $28.7 million in 2005. In addition, the increase was due to improved market demand, much of which was the result of infrastructure damage caused by recent hurricanes in the Gulf of Mexico. This resulted in significantly improved utilization rates (91% in 2006 as compared to 79% in 2005) and an overall increase in pricing for our services.

Gross profit.  Gross profit for the year ended December 31, 2006 increased 210% to $222.5 million, compared to $71.7 million for the year ended December 31, 2005. This increase was attributable to additional gross profit derived from the Torch and Acergy acquisitions, improved utilization rates and increased average contract pricing. Gross profit derived from assets purchased in these acquisitions was $118.0 million in 2006 compared to $11.1 million in 2005. Gross margins increased to 44% for the year ended December 31, 2006 from 32% in the year ended December 31, 2005 due to the factors noted above.

Selling and administrative expenses.  Selling and administrative expenses of $37.4 million for the year ended December 31, 2006 were $20.7 million higher than the $16.7 million incurred in the year 2005 primarily due to additional administrative and sales personnel hired to support the acquired Torch and Acergy vessels in the third and fourth quarters of 2005, respectively. Selling and administrative expenses were 7.3% of revenues for the year ended December 31, 2006, and 7.5% of revenues for the year ended December 31, 2005.

Income taxes.  Income taxes increased to $65.7 million for the year ended December 31, 2006, compared to $20.4 million in the year ended December 31, 2005, primarily due to increased profitability. The effective tax rate for the respective periods was 35.5% for 2006 and 35.1% for 2005.

Net Income.  Net income of $119.4 million for 2006 was $81.7 million greater than 2005 as a result of the factors described above.

Comparison of Years Ended 2005 and 2004

Revenues.  For the year ended December 31, 2005, our revenues increased 78% to $224.3 million, compared to $125.8 million for the year ended December 31, 2004. This increase was primarily due to improved market demand, much of which was the result of infrastructure damage caused by recent hurricanes in the Gulf of Mexico. This resulted in significantly improved utilization rates (79% in 2005 as compared to 63% in 2004) and an overall increase in pricing for our services. In addition, revenues increased in 2005 compared with 2004 as a result of the Torch and Acergy acquisitions in the third and fourth quarters of 2005, respectively, with much of the impact of the acquisitions occurring in the fourth quarter. Revenues derived from assets purchased in these acquisitions were $28.7 million in 2005.

Gross profit.  Gross profit for the year ended December 31, 2005 increased 196% to $71.7 million, compared to $24.2 million for the year ended December 31, 2004. The increase was primarily due to improved utilization rates, increased average contract pricing and additional gross profit derived from the Torch and Acergy acquisitions. Gross profit derived from assets purchased in these acquisitions was $11.1 million in 2005. Gross profit in 2005 and 2004 was negatively impacted by asset impairments on certain vessels totaling $0.8 million and $3.9 million, respectively, for conditions meeting our asset impairment criteria. Gross margins increased to 32% in 2005 from 19% in 2004 due to the factors noted above.

Selling and administrative expenses.  Selling and administrative expenses of $16.7 million for the year ended December 31, 2005 were $4.4 million higher than the $12.3 million incurred in 2004 due to additional administrative and sales personnel hired to support the acquired Torch and Acergy vessels in the third and fourth quarter of 2005, respectively, and increased incentive compensation as a result of increased profitability. Selling and administrative expenses were 7% of revenues in 2005, compared to 10% of revenues in 2004, due to the significant increase in revenue from 2004 to 2005.

Income taxes.  Income taxes increased to $20.4 million for the year ended December 31, 2005, compared to $4.2 million in 2004, primarily due to increased profitability. The effective tax rate was 35.1% for 2005 and 35.4% for 2004.

Net Income.  Net income of $37.7 million for 2005 was $30.1 million greater than 2004 as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our working capital requirements and funding for maintenance capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Helix. As a part of such program, Helix swept all available cash from our operating accounts periodically and did so on the day immediately prior to the effectiveness of our initial public offering. Subsequent to the offering, we are solely responsible for the provision of funds to finance our working capital and other cash requirements.

Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under a revolving credit facility we secured prior to completion of our offering. We intend to use these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth. We expect to be able to fund our activities for 2007 with cash flows generated from our operations and available borrowings under our revolving credit facility.

In November 2006, we entered into a five-year $250 million revolving credit facility with certain financial institutions. The loans mature in November 2011. On December 8, 2006, we borrowed $79 million under the revolving credit facility and distributed $78 million of those proceeds to Helix as a dividend. On December 21, 2006, we borrowed an additional $122 million under the revolving credit facility, which was distributed to Helix as a dividend. At December 31, 2006, we had outstanding debt of $201 million and accrued interest of $543,000 under this credit facility. At February 23, 2007, we had outstanding debt of $175 million under the facility. We may pay down or borrow from this revolving credit facility as business needs merit. See “Revolving Credit Facility.”

Cash Flows

Operating activities.  Cash flow from operating activities was $86.4 million during 2006, an increase of $54.2 million from the $32.2 million provided during the year ended December 31, 2005. The primary driver of this increase was net income, which rose to $119.4 million during the year ended December 31, 2006 from $37.7 million during the year ended December 31, 2005. However, increases in accounts receivable of $38.1 million negatively impacted cash flow from operations. This change in accounts receivable was primarily the result of the Torch and Acergy acquisitions as well as higher vessel utilization and higher contract rates for our services.

Cash flow from operating activities was $32.2 million during 2005, an increase of $3.6 million from the $28.6 million generated during 2004. While net income for 2005 increased to $37.7 million from $7.7 million in

2004, this increase in profitability was offset by a $55.3 million increase in accounts receivable. Cash flow from operating activities was positively impacted by an increase in accounts payable and accrued liabilities of $46.4 million. The increases in accounts receivable and accounts payable were primarily due to the Torch and Acergy acquisitions, higher vessel utilization and larger incentive compensation accruals resulting from increased profitability. In addition, cash flow from operating activities was negatively impacted by an increase in non-current assets of $6.4 million primarily due to cash expenditures for regulatory vessel drydocks.

Investing Activities.  Investing activities consist principally of strategic business and asset acquisitions, capital improvements to existing vessels and purchases of operations support facilities and equipment. Net cash used in investing activities was $121.2 million, $79.5 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We incurred $121.3 million for capital expenditures and business acquisitions net of proceeds from property sales of $16.9 million for the year ended December 31, 2006, compared to capital expenditures of $76.4 million net of proceeds from property sales of $3.0 million during the year ended December 31, 2005. Acquisitions and capital expenditures in the year ended December 31, 2006 included the purchases of the DLB801 in January 2006 for approximately $38.0 million, the Kestrel in March 2006 for approximately $39.9 million and the completion of the Fraser Diving acquisition for $22.0 million (net of $2.3 million of cash acquired and $5.0 million of purchase consideration paid 2005) as well as $38.1 million primarily related to vessel upgrades, equipment purchases and leasehold improvements.

We incurred $76.4 million for capital expenditures and business acquisitions during 2005, net of proceeds from sale of property, compared to $2.9 million during 2004. The 2005 capital acquisitions and expenditures included $42.9 million for the Acergy acquisition, $26.2 million for the acquisition of the Torch assets (including assets held for sale), and $10.0 million primarily related to vessel upgrades.

Financing activities.  We historically operated within Helix’s corporate cash management program. We financed seasonal operating requirements through Helix’s internally generated funds and borrowings under credit facilities on a consolidated basis. Net cash flows provided by operating activities are reflected as cash transfers to Helix. Net cash flows used by investing activities are reflected as cash transfers from Helix.

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Capital expenditures incurred for these activities in 2006 include $18.9 million for recertification costs and $35.5 million relating to steel replacement and vessel improvement costs. Capital expenditures planned for 2007 include $29.7 million for recertification costs and $27.7 million for vessel improvements, equipment purchases and operating lease improvements. We also incur capital expenditures for strategic investments and acquisitions. During the year ended December 31, 2006, we incurred $39.9 million for the purchase of the Kestrel and $38.0 million for the purchase of the DLB801.  In July 2006, we completed the Fraser Diving acquisition for an aggregate purchase price of approximately $29.3 million, subject to post-closing adjustments. We have also incurred $4.0 million to purchase a portable saturation diving system which we expect to put into service by the end of 2007.

Revolving Credit Facility

We, along with CDI Vessel Holdings LLC, or Vessel, one of our subsidiaries that acted as borrower, have entered into a secured credit facility with Bank of America, N.A., as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC, as joint lead arrangers, and other financial institutions as lenders and ancillary agents identified therein, pursuant to which Vessel may have outstanding at any one time up to $250 million in revolving loans under a five-year revolving credit facility. The loans mature in November 2011. The following is a summary description of the terms of the credit agreement and other loan documents.

Loans under the revolving credit facility may consist of loans bearing interest in relation to the Federal Funds Rate or to Bank of America’s base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as LIBOR Rate Loans. Assuming there is no event of default, Base Rate Loans will bear interest at a per annum rate equal to the base rate plus a margin ranging from 0% to 0.5%, while LIBOR Rate Loans will bear interest at the LIBOR rate plus a margin ranging from 0.625% to 1.75%. In addition, a commitment fee ranging from 0.20% to 0.375% will be payable on the portion of the lenders’ aggregate commitment which from time to time is not used for a borrowing or a letter of credit. Margins on the loans and the commitment fee will fluctuate in relation to our consolidated leverage ratio as provided in the credit agreement.

The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements of EBITDA to fixed charges, funded debt to EBITDA, collateral value to outstanding loans and other specified obligations of us to the lenders and limitations on amount of capital expenditures incurred. The credit facility is secured by vessel mortgages on five of our vessels with an aggregate book value of $120.7 million, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of one of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts and general intangible assets. At December 31, 2006, we were in compliance with all debt covenants.

On December 8, 2006, Vessel borrowed $79 million under the revolving credit facility and distributed $78 million of those proceeds to Helix as a dividend. On December 21, 2006, Vessel borrowed another $122 million under the revolving credit facility, which was distributed to Helix as a dividend. At December 31, 2006 there was $49 million available under the revolving credit facility, and at February 23, 2007 there was $75 million available under the facility. We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes.

Contractual and Other Obligations

The Company leases several facilities and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $5.2 million at December 31, 2006, with $1.4 million due in 2007, $1.0 million in 2008, $0.8 million in 2009, $0.4 million in 2010, $0.3 million in 2011 and $1.3 million thereafter. Total rental expense under these operating leases was approximately $1.0 million, $0.7 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In September 2006 the Company chartered a vessel for one year for use in the Middle East region. At December 31, 2006, the remaining charter commitment is $14.6 million. Expenses for this charter for the year ended December 31, 2006 were $2.2 million.

At December 31, 2006, our contractual obligations for long-term debt and payables and operating leases were as follows:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Payable to Helix	$11,349	$321	$7,112	$2,225	$1,691
Noncancelable operating leases and charters	19,884	16,030	1,810	707	1,337
Long-term debt	201,000	—	—	201,000	—

Total cash obligations	$232,233	$16,351	$8,922	$203,932	$3,028

Off-Balance Sheet Arrangements

As of December 31, 2006, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 1 to our consolidated and combined financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We could be exposed to market risk related to interest rates in the future. We have approximately $201 million outstanding under our revolving credit facility as of December 31, 2006. Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc.

We have audited the accompanying consolidated and combined balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated and combined statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Cal Dive International, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated and combined financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/  Ernst & Young LLP

Houston, Texas
February 28, 2007

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$22,655	$—
Accounts receivable —
Trade, net of allowance for doubtful accounts $169 and $26, respectively	93,748	75,713
Unbilled revenue	33,869	13,608
Net receivable from Helix	1,626	—
Deferred income taxes	1,869	1,939
Assets held for sale	698	7,936
Notes receivable	3,008	1,500
Other current assets	11,274	9,788

Total current assets	168,747	110,484

Property and equipment	293,929	173,841
Less — Accumulated depreciation	(71,682)	(60,237)

	222,247	113,604

Other assets:
Equity investment	10,871	11,513
Goodwill	26,666	27,814
Other assets, net	23,622	14,469

Total assets	$452,153	$277,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,810	$32,034
Accrued liabilities	19,004	41,835

Total current liabilities	58,814	73,869

Long-term debt	201,000	—
Long-term payable to Helix	11,028	—
Deferred income taxes	20,824	22,621
Other long term liabilities	2,726	3,611

Total liabilities	294,392	100,101

Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value,
Issued and outstanding: 84,298 shares in 2006, no shares issued in 2005	843	—
Capital in excess of par value of common stock	154,898	—
Helix’s net investment	—	179,681
Retained earnings	2,020	—
Unearned compensation	—	(1,898)

Total stockholders’ equity	157,761	177,783

Total liabilities and stockholders’ equity	$452,153	$277,884

The accompanying notes are an integral part of these consolidated and combined financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Net revenues	$509,917	$224,299	$125,786
Cost of sales	287,387	152,586	101,583

Gross profit	222,530	71,713	24,203
Gain on sale of assets	349	270	—
Selling and administrative expenses	37,431	16,730	12,318

Income from operations	185,448	55,253	11,885

Equity in earnings (losses) of investment	(487)	2,817	—
Net interest income	163	45	—

Income before income taxes	185,124	58,115	11,885
Provision for income taxes	65,710	20,385	4,211

Net Income	$119,414	$37,730	$7,674

Net income per common share:
Basic and diluted net income per share	$1.91	$0.61	$0.12

Weighted average basic and diluted shares outstanding	62,600	61,507	61,507

The accompanying notes are an integral part of these consolidated and combined financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

		Common
	Helix’s	Stock,	Capital				Total
	Net	$.01 Par	in Excess	Retained	Unearned		Stockholders’
	Investment	Value	of Par	Earnings	Compensation		Equity

Balances at December 31, 2003	$110,532				$		$110,532
Net income	7,674						7,674
Capital contributions by Helix	2,912						2,912
Cash transfers to Helix	(28,610)						(28,610)

Balances at December 31, 2004	$92,508				$		$92,508

Net income	37,730						37,730
Stock grants in Helix’s stock plan	2,124					(2,124)	—
Amortization of stock grants in Helix’s stock plan						226	226
Capital contributions by Helix	79,547						79,547
Cash transfers to Helix	(32,228)						(32,228)

Balances at December 31, 2005	$179,681					$(1,898)	$177,783

Reversal of unearned compensation	(1,898)					1,898	—
Amortization of stock grants in Helix’s stock plan	2,930						2,930
Net income prior to IPO	117,394						117,394
Capital contributions by Helix prior to IPO	121,157						121,157
Cash transfers to Helix prior to IPO	(64,784)						(64,784)
Contributed capital related to Helix deferred tax asset	1,261						1,261
Dividends to Helix	(464,401)						(464,401)
Capitalization of Cal Dive International, Inc.	108,660	615	(109,275)				—
Restricted share grants		6	(6)				—
Net proceeds from initial public offering		222	264,179				264,401
Net income subsequent to IPO				2,020			2,020

Balances at December 31, 2006	$—	$843	$154,898	$2,020		$—	$157,761

The accompanying notes are an integral part of these consolidated and combined financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash Flows From Operating Activities:
Net income	$119,414	$37,730	$7,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,515	15,308	15,510
Asset impairment charges		790	3,900
Equity in (earnings) loss of investment	487	(2,817)
Stock compensation expense	2,930	226
Deferred income taxes	11,737	11	(970)
Gain on sale of assets	(349)	(270)
Changes in operating assets and liabilities:
Accounts receivable, net	(38,105)	(55,305)	54
Other current assets	(5,281)	(3,494)	258
Accounts payable and accrued liabilities	(10,081)	46,431	6,272
Other noncurrent, net	(18,828)	(6,382)	(4,088)

Net cash provided by operating activities:	86,439	32,228	28,610

Cash Flows From Investing Activities:
Capital expenditures	(38,086)	(36,407)	(2,912)
Acquisition of businesses	(100,128)	(42,917)
Equity investment	155	(1,696)
Loan to Offshore Technology Solutions Limited		(1,500)
Proceeds from sales of property	16,902	2,973

Net cash used in investing activities:	(121,157)	(79,547)	(2,912)

Cash Flows From Financing Activities:
Draws on credit facility	201,000
Proceeds from initial public offering	264,401
Dividends paid to Helix	(464,401)
Cash transfers from Helix for investing activities	121,157	79,547	2,912
Cash transfers to Helix from operating activities	(64,784)	(32,228)	(28,610)

Net cash provided by (used in) financing activities	57,373	47,319	(25,698)

Net increase in cash and cash equivalents	22,655	—	—

Cash and cash equivalents:
Balance, beginning of year	—	—	—

Balance, end of year	$22,655	$—	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	Organization and Basis of Presentation

Prior to December 14, 2006, Cal Dive International, Inc., its subsidiaries and its operations (“CDI” or the “Company”) were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”). On February 27, 2006, Helix announced a plan to separate its shallow water marine contracting business into a separate company. As part of the plan, on December 11, 2006, Helix and its subsidiaries contributed and transferred to the Company all of the assets and liabilities of the shallow water marine contracting business, and on December 14, 2006 the Company, through an initial public offering (“IPO”), issued 22,173,000 shares of its common stock representing approximately 27% of the Company’s common stock. Following the contribution and transfer by Helix, the Company owns and operates a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet, as well as three shallow water pipelay vessels.

These consolidated and combined financial statements reflect the financial position and results of the shallow water marine contracting business of Helix and related assets and liabilities, results of operations and cash flows for this segment as carved out of the accounts of Helix and as though the shallow water marine contracting business had been a separate stand-alone company for the respective periods presented.

Prior to December 14, 2006, the shallow water marine contracting business of Helix operated within Helix’s corporate cash management program. For purposes of presentation in the Consolidated and Combined Statements of Cash Flows, net cash flows provided by the operating activities of the Company are presented as cash transfers to Helix under cash flows from financing activities. Additionally, net cash flows used in investing activities of the Company are presented as cash transfers from Helix under cash flows from financing activities. This presentation results in the consolidated and consolidated and combined financial statements reflecting no cash balances for all periods prior to December 14, 2006 as if all excess cash has been transferred to Helix prior the IPO. These consolidated and combined financial statements have been prepared using Helix’s historical basis in the assets and liabilities and the historical results of operations relating to the shallow water marine contracting business of Helix.

Cash transfers to Helix and cash transfers from Helix as disclosed under cash flows from financing activities have also been reflected as changes to the balances in total stockholders’ equity for respective periods prior to December 14, 2006 as presented in the Consolidated and Combined Statements of Changes in Stockholders’ Equity.

Certain management, administrative and operational services of Helix have been shared between the shallow water marine contracting business and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs for these shared services has been allocated to the Company based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. See Note 3 — “Related Party Transactions.”

Prior to December 14, 2006, the operations of the Company have been included in the consolidated federal income tax returns of Helix. The Company’s provision for income taxes has been computed as if the Company completed and filed separate federal income tax returns for all periods presented except that no benefits for employee stock option exercises related to Helix common stock have been recognized or reflected herein. Tax benefits recognized on these employee stock options have been, and will continue to be, retained by Helix.

2.	Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated and consolidated and combined financial statements include the accounts of the Company and its subsidiaries, which prior to December 14, 2006 constituted the shallow water marine contracting business of Helix, and a 40% interest in Offshore Technology Solutions Limited (“OTSL”). All intercompany accounts and transactions have been eliminated. The Company accounts for its interest in OTSL under the equity method of accounting, as the Company does not have voting or operational control of OTSL.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, equity investments, intangible assets and goodwill, property and equipment, income taxes, workers’ compensation insurance and contingent liabilities. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Revenue Recognition

We recognize our revenue according to the type of contract involved. Revenues are derived from contracts that are typically of short duration. These contracts contain either lump-sum turnkey provisions or provisions for specific time, material and equipment charges, which are billed in accordance with the terms of such contracts. The Company recognizes revenue as it is earned at estimated collectible amounts.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. In connection with these contracts, the Company may receive revenues for mobilization of equipment and personnel. In connection with new contracts, revenues related to mobilization are deferred and recognized over the period in which contracted services are performed using the straight-line method. Incremental costs incurred directly for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs, are also deferred and recognized over the period in which contracted services are performed using the straight-line method. Our policy to amortize the revenues and costs related to mobilization on a straight-line basis over the estimated contract service period is consistent with the general pace of activity, level of services being provided and dayrates being earned over the service period of the contract. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

•	the customer provides specifications for the construction of facilities or for the provision of related services;

•	we can reasonably estimate our progress towards completion and our costs;

•	the contract includes provisions as to the enforceable rights regarding the goods or services to be provided, consideration to be received and the manner and terms of payment;

•	the customer can be expected to satisfy its obligations under the contract; and

•	the Company can be expected to perform its contractual obligations.

Under the percentage-of-completion method, the Company recognizes estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors affect the total estimated costs. Additionally, external factors, including weather or other factors outside of the Company’s control, may also affect the progress and estimated cost of a project’s completion and, therefore, the timing of income and revenue recognition. The Company routinely reviews estimates related to its contracts and reflects revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, the Company recognizes the projected loss in

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

full when it is first determined. The Company recognizes additional contract revenue related to claims when the claim is probable and legally enforceable.

Unbilled revenue represents revenue attributable to work completed prior to period end which has not yet been invoiced. All amounts included in unbilled revenue at December 31, 2006 are expected to be billed and collected within one year.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are stated at the historical carrying amount, net of write-offs and allowance for uncollectible accounts. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written-off when a settlement is reached for an amount that is less than the outstanding historical balance, or when the Company has determined the balance will not be collected.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the assets. Depreciation expenses were $16.9 million, $9.8 million and $11.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The following is a summary of the components of property and equipment (dollars in thousands):

	Estimated	December 31,
	Useful Life	2006	2005

Vessels	15 to 20 years	$232,678	$142,036
Portable saturation diving systems, machinery and equipment	5 to 10 years	55,798	25,749
Buildings and leasehold improvements	4 to 20 years	5,453	6,056

Total property and equipment		$293,929	$173,841

The cost of repairs and maintenance is charged to operations as incurred, while the cost of improvements is capitalized. Total repair and maintenance charges were $16.4 million, $7.5 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

For long-lived assets to be held and used, excluding goodwill, the Company bases its evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The Company’s marine vessels are assessed on a vessel by vessel basis. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows. The Company recorded no impairment charges in 2006 and $790,000 and $3.9 million in 2005 and 2004, respectively, on certain vessels that met the impairment criteria. Such charges are included in cost of sales in the accompanying Consolidated and Combined Statements of Operations. The assets impaired in 2005 were subsequently sold in 2005 and 2006, for an aggregate gain on the disposals of approximately $322,000.

Assets are classified as held for sale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria. At December 31, 2006 and 2005 the Company classified certain assets intended to be disposed of within a 12-month period as assets held for sale totaling $0.7 million and $7.9 million, respectively. The asset held for sale at December 31, 2006 was sold in January 2007 for its carrying amount.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Recertification Costs and Deferred Drydock Charges

The Company’s vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock. In addition, routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. The Company expenses routine repairs and maintenance as they are incurred. The Company defers and amortizes drydock and related recertification costs over the length of time for which the Company expects to receive benefits from the drydock and related recertification, which is generally 30 months. Vessels are typically available to earn revenue for the 30-month period between drydock and related recertification processes. A drydock and related recertification process typically lasts one to two months, a period during which the vessel is not available to earn revenue. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. Inherent in this process are estimates the Company makes regarding the specific cost incurred and the period that the incurred cost will benefit.

As of December 31, 2006 and 2005, capitalized deferred drydock and related recertification costs (included in other assets, net) totaled $20.1 million and $8.3 million, respectively. During the years ended December 31, 2006, 2005 and 2004, drydock amortization expense was $7.1 million, $5.5 million and $4.3 million, respectively.

Goodwill

The Company tests for the impairment of goodwill on at least an annual basis. The Company tests for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present. The Company’s goodwill impairment test involves a comparison of the fair value with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models. The Company completed its annual goodwill impairment test as of November 1, 2006. At December 31, 2006 and 2005 the Company had goodwill of $26.7 million and $27.8 million, respectively. None of the Company’s goodwill was impaired based on the impairment test performed as of November 1, 2006. See Note 5 to the consolidated and combined financial statements included herein. The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Equity Investment

The Company periodically reviews the investment in OTSL for impairment. Recognition of a loss would occur when the decline in an investment is deemed other than temporary. In determining whether the decline is other than temporary, the Company considers the cyclical nature of the industry in which the investment operates, its historical performance, its performance in relation to peers and the current economic environment. OTSL has generated net operating losses during 2006 which is an impairment indicator. As a result, the Company evaluated this investment to determine whether a permanent loss in value had occurred. To determine whether OTSL had the ability to sustain an earnings capacity that would justify the carrying amount of the investment, the Company determined the current fair value of the investment utilizing a discounted cash flow valuation model to compute the fair value and compared this to its carrying amount. Based on this evaluation, OTSL currently has the ability to sustain an earnings capacity which would justify the carrying amount of the investment. The fair value computed using the discounted cash flow model supports the determination that the existence of operating losses during 2006 is not indicative of a permanent loss in value, and as a result there is no impairment at December 31, 2006.

Income Taxes

Prior to December 14, 2006, the operations of the Company are included in a consolidated federal income tax return filed by Helix. The Company will file its own short period return for the period December 14, 2006 through the end of fiscal year 2006. However, for financial reporting purposes, the Company’s provision for income taxes

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

has been computed on the basis as if the Company completed and filed separate federal income tax returns for all periods presented except that all tax benefits recognized on employee stock plans are retained by Helix. Deferred income taxes are based on the differences between financial reporting and tax bases of assets and liabilities. The Company utilizes the liability method of computing deferred income taxes. The liability method is based on the amount of current and future taxes payable using tax rates and laws in effect at the balance sheet date. Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. Basic and diluted earnings per share for the respective periods were the same. The Company granted 618,321 restricted shares to certain officers and employees in December 2006 (see Note 12) which were anti-dilutive in this calculation.

Stock-Based Compensation Plans

Prior to December 14, 2006, the Company did not have any stock-based compensation plans. However, prior to then certain employees of the Company participated in Helix’s stock-based compensation plans. Helix used the intrinsic value method of accounting for its stock-based compensation programs through December 31, 2005. Accordingly, no compensation expense was recognized by Helix or the Company when the exercise price of an employee stock option was equal to the common share market price on the grant date. All tax benefits recognized on employee stock plans are retained by Helix.

The following table reflects the Company’s pro forma results as if the fair value accounting method under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) had been used for the Company’s employees who participated in the Helix plans, with the pro forma expense being allocated to the Company based on the options outstanding to employees of the Company (in thousands):

	Year Ended December 31,
	2005	2004

Net income as reported	$37,730	$7,674
Plus: Stock-based employee compensation cost included in reported net income	226	—
Less: Total stock-based compensation costs determined under the fair value method	(576)	(1,087)

Pro forma net income	$37,380	$6,587

Basic and diluted net income per share:
As reported	$0.61	$0.12
Pro forma	$0.61	$0.11

For the purposes of pro forma disclosures, the fair value of each option grant was estimated by Helix on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yield of 0%; expected lives ranging from three to 10 years, risk-free interest rate of 4.0% in 2004, and expected volatility of 56% in 2004. There were no stock option grants in 2005 or 2006. The fair value of shares issued under the Helix Employee Stock Purchase Plan was based on the 15% discount received by the employees. The weighted average per share fair value of the options granted by Helix in 2004 was $8.80. The estimated fair value of the options is amortized to pro forma expense over the vesting period, which ranges from three to five years. See “Recently Issued Accounting Principles” in this footnote for a discussion of the Company’s adoption of

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), and see Note 12 for a discussion of stock-based compensation plans.

Major Customers and Concentration of Credit Risk

The Company’s customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The capital expenditures of the Company’s customers are generally dependent on their views of future oil and gas prices and successful offshore drilling activity. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary. The percent of revenue of major customers was as follows: 2006 — Chevron (15.6%); 2005 — BP (13%) and Lighthouse R&D Enterprises (11%); and 2004 — Lighthouse R&D Enterprises (12%) and Shell (11%).

Statement of Cash Flow Information

The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. Prior to December 14, 2006, all cash transactions were settled and managed through Helix bank accounts and related facilities. The Company had no cash or cash equivalents as of December 31, 2005 and 2004.

Recently Issued Accounting Principles

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated and combined financial statements based on their fair values beginning with the first interim period in fiscal 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Helix and the Company adopted SFAS No. 123R on January 1, 2006. Under SFAS No. 123R, the Company uses the Black-Scholes fair value model for valuing share-based payments and recognizes compensation cost on a straight-line basis over the respective vesting period. The Company selected the modified-prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning in 2006 as the requisite service is rendered. In addition to the compensation cost recognition requirements, SFAS No. 123R also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which was required under SFAS No. 95, Statement of Cash Flows. The adoption did not have a material impact on the Company’s consolidated results of operations and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the consolidated and combined financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted the provisions of FIN 48. The impact of the adoption of FIN 48 was immaterial to the Company’s consolidated and combined financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of this statement.

3.	Related Party Transactions

Prior to December 14, 2006, the Company’s working capital requirements have historically been part of the corporate cash management program of Helix. The operating cash flows generated by the Company have been reflected as cash transfers to Helix in stockholder’s net investment, a component of total stockholders’ equity. The cash funding for investing activities of the Company have been reflected as cash transfers from Helix in stockholder’s net investment.

Helix provides to the Company certain management and administrative services including: (i) accounting, treasury, payroll and other financial services; (ii) legal and related services; (iii) information systems, network and communication services; (iv) employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs discussed below); and (v) corporate facilities management services. Total allocated costs from Helix for such services were approximately $16.5 million, $8.5 million and $7.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Included in these costs are costs related to the participation by the Company’s employees in Helix employee benefit plans through December 31, 2006, including employee medical insurance and a defined contribution 401(k) retirement plan. These costs are recorded as a component of operating expenses and were approximately $5.8 million, $3.3 million and $2.5 million for the years ended December 31, 2006, 2005, and 2004, respectively. Helix’s defined contribution 401(k) retirement plan and the Company’s cost related to its employees’ participation are further disclosed in Note 12.

The Company provides to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources. Total allocated costs to Helix for such services were approximately $5.6 million $4.1 million and $3.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Prior to December 14, 2006, the operations of the Company were included in a consolidated federal income tax return filed by Helix. The Company’s provision for income taxes has been computed on the basis that the Company has completed and filed separate consolidated federal income tax returns except that no benefits for employee stock option exercises related to Helix stock have been recognized or reflected herein. Tax benefits recognized on these employee stock options exercises have been and will continue to be retained by Helix. The Company’s accounting policy and provision for income taxes are further disclosed in Notes 1, 2 and 10.

In contemplation of our IPO, the Company entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement. The Master Agreement describes and provides a framework for the separation of our business from Helix’s business, allocates liabilities (including those potential liabilities related to litigation) between the parties, allocates responsibilities and provides standards for each company’s conduct going forward (e.g., coordination regarding financial reporting), and sets forth the indemnification obligations of each party. In addition, the Master Agreement provides Helix with a preferential right to use a specified number of our vessels at market rates in accordance with the terms of such agreement.

Pursuant to the Corporate Services Agreement, each party agrees to provide specified services to the other party, including administrative and support services for the time period specified therein. Generally, after Helix ceases to own 50% or more of the total voting power of our common stock, all services may be terminated by either party upon 60 days notice, but a longer notice period is applicable for selected services. Each of the services shall be provided in exchange for a monthly charge as calculated for each service (based on relative revenues, number of

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

users for a particular service, or other specified measure). In general, under the Corporate Services Agreement Helix provides us with services related to the tax, treasury, audit, insurance (including claims) and information technology functions; and we provide Helix with services related to the human resources, training and orientation functions, and certain supply chain and environmental, health and safety services.

Pursuant to the Employee Matters Agreement, except as otherwise provided, we have generally accepted and assumed all employment related obligations with respect to all individuals who were employees of the Company as of the IPO closing date, including expenses related to existing options and restricted stock. Those employees are entitled to retain their Helix stock options and restricted stock grants under their original terms except as mandated by applicable law. The Employee Matters Agreement also permits our employees to participate in the Helix Employee Stock Purchase Plan for the offering period that ends June 30, 2007, and we agree to pay Helix at the end of the offering period the fair market value of the shares of Helix’s stock purchased by such employees.

Pursuant to the Tax Matters Agreement, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to the Company for all tax periods ending on the IPO; we are generally responsible for all such taxes beginning after the IPO. In addition, the agreement provides that for a period of up to ten years, the Company is required to make annual payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by the Company from tax basis adjustments resulting from the “Boot” gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction. The current tax payable to Helix related to this obligation is $0.3 million. See Note 10 for a more detailed discussion of the Tax Matters Agreement.

In the ordinary course of business, the Company provided marine contracting services to Helix and recognized revenues of $20.0 million, $1.6 million, and $1.7 in 2006, 2005 and 2004, respectively. Helix provided ROV services to the Company and the Company recognized operating expenses of $6.1 million, $2.9 million, and $5.7 million in 2006, 2005 and 2004, respectively.

Excluding the payable to Helix resulting from a tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash at least quarterly. At December 31, 2006 the net amount receivable (excluding $0.3 million related to a current tax payable) from Helix was $1.6 million and was settled in January 2007.

4.	Acquisition of Torch Offshore, Inc. Assets

In a bankruptcy auction held in June 2005, Helix was the successful bidder for seven vessels and a portable saturation system, subject to the terms of an amended and restated asset purchase agreement, executed in May 2005, with Torch Offshore, Inc. and its wholly owned subsidiaries, Torch Offshore, L.L.C. and Torch Express, L.L.C. This transaction received regulatory approval, including completion of a review pursuant to a Second Request from the U.S. Department of Justice, in August 2005 and subsequently closed. The total purchase price for the Torch vessels was approximately $85.9 million, including certain costs incurred related to the transaction. The acquisition was an asset purchase with the acquisition price allocated to the assets acquired based upon their estimated fair values. Pursuant to the terms of the Master Agreement, Helix conveyed to the Company six of the seven vessels and the portable saturation system at its cost of approximately $26.2 million (including assets held for sale). The results of the acquired vessels are included in the accompanying Consolidated and Combined Statements of Operations since the date of the purchase, August 31, 2005.

5.	Acquisition of Acergy (formerly known as Stolt Offshore) Business

In April 2005, Helix agreed to acquire the diving and shallow water pipelay assets of Acergy that operate in the waters of the Gulf of Mexico and Trinidad. The transaction included: seven diving support vessels; two diving and pipelay vessels (the Kestrel and the DLB801); a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. The transaction required regulatory approval, including the completion of a review pursuant to a Second Request from the U.S. Department of Justice. On

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

October 18, 2005, Helix received clearance from the U.S. Department of Justice to close the asset purchase from Acergy. Under the terms of the clearance, Helix agreed to divest two diving support vessels and a portable saturation diving system from the combined asset package acquired through this transaction and the Torch transaction which closed August 31, 2005. Accordingly, Helix has since disposed of one diving support vessel and a portable saturation diving system prior to December 31, 2006, and disposed of the remaining diving support vessel in January 2007. These assets were included in assets held for sale totaling $0.7 and $7.8 million as of December 31, 2006 and 2005, respectively. On November 1, 2005, Helix closed the transaction to purchase the Acergy diving assets operating in the Gulf of Mexico. Helix acquired the DLB801 in January 2006 for approximately $38.0 million and the Kestrel in March 2006 for approximately $39.9 million.

The Acergy acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their fair values, with the excess being recorded as goodwill. The final valuation of net assets was completed in the second quarter of 2006. The total transaction value for all of the assets was approximately $124.3 million. The results of the acquired assets are included in the accompanying Consolidated and Combined Statements of Operations since the date of the purchase. Pro forma combined operating results adjusted to reflect the results of operations of the DLB801 and the Kestrel prior to their acquisition from Acergy in January and March 2006, respectively, are not provided because the 2006 pre-acquisition results related to these vessels were immaterial.

The allocation of the Acergy purchase price was as follows (in thousands):

Vessels	$94,484
Goodwill	11,693
Portable saturation system and diving equipment	9,494
Facilities, land and leasehold improvements	4,314
Customer relationship intangible asset	3,698
Materials and supplies	631

Total	$124,314

The customer relationship intangible asset is amortized over eight years on a straight-line basis, or approximately $463,000 per year. At December 31, 2006 the net carrying amount for this intangible asset is $3.2 million.

Subsequent to the purchase of the DLB801, Helix sold a 50% interest in the vessel in January 2006 for approximately $19.0 million. Helix received $6.5 million in cash in 2005 and a $12.5 million interest-bearing promissory note in 2006. Helix has received $11.0 million of the promissory note and expects to collect the remaining balance in 2007. Subsequent to the sale of the 50% interest, Helix entered into a 10-year charter lease agreement with the purchaser, in which the lessee has an option to purchase the remaining 50% interest in the vessel beginning in January 2009. This lease was accounted for as an operating lease. Included in Helix’s lease accounting analysis was an assessment of the likelihood of the lessee performing under the full term of the lease. The carrying amount of the DLB801 at December 31, 2006, was approximately $17.3 million. In addition, if the lessee exercises the purchase option under the lease agreement, the lessee is able to credit $2.4 million of its lease payments per year against the remaining 50% interest in the DLB801 not already owned. If the lessee elects not to exercise its option to purchase the remaining 50% interest in the vessel, minimum future rentals to be received on this lease are $66.2 million through January 2016.

Pursuant to the terms of the Master Agreement, Helix conveyed to the Company at its costs all the assets acquired from Acergy including its remaining 50% interest in the DLB801 and the related 10-year charter lease agreement.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Unaudited pro forma combined operating results of the Company and the Acergy acquisition for the years ended December 31, 2005 and 2004, respectively, were as follows as if the acquisition occurred January 1, 2004 (in thousands):

	Year Ended December 31,
	2005	2004

Net revenues	$464,543	$287,717
Income (loss) before income taxes	$64,136	$(24,645)
Net income (loss)	$41,644	$(16,071)

6.	Acquisition of Fraser Diving International Ltd (“FDI”) Business

To expand the Company’s international operations, in July 2006, the Company acquired the business of Singapore-based Fraser Diving International Ltd for an aggregate purchase price of approximately $29.3 million, subject to post-closing adjustments including the assumption of $2.2 million of liabilities. FDI owned six portable saturation diving systems and 15 surface diving systems that operated primarily in the Middle East, Southeast Asia and Australia. As a part of the transaction, in December 2005, the Company paid $2.5 million to FDI for the purchase of one of the portable saturation diving systems. The acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Portable saturation diving systems and surface diving systems	$23,685
Diving support equipment, support facilities and other equipment	3,004
Cash and cash equivalents	2,332
Accounts receivable	1,817
Prepaid expenses and deposits	691

Total assets acquired	31,529
Accounts payable and accrued liabilities	(2,243)

Net assets acquired	$29,286

The allocation of the purchase price was based upon preliminary valuations. Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary area of the purchase price allocation that is not yet finalized relate to post closing purchase price adjustments. The final valuation of net assets is expected to be completed no later than one year from the acquisition date. The results of FDI are included in the accompanying consolidated and combined statements of operations since the date of purchase.

7.	Equity Investment

In July 2005, Helix acquired a 40% minority ownership interest in OTSL in exchange for Helix’s DP DSV Witch Queen. Helix’s investment in OTSL totaled $10.9 million and $11.5 million at December 31, 2006 and 2005, respectively. OTSL provides marine construction services to the oil and natural gas industry in and around Trinidad and Tobago, as well as the U.S. Gulf of Mexico. Effective December 31, 2003, Helix adopted and applied the provisions of FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, as revised December 31, 2003, for all variable interest entities. FIN 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. OTSL qualified as a variable interest entity (“VIE”) under FIN 46. Helix (and the Company) has determined that it is not

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the primary beneficiary of OTSL and, thus, has not consolidated the financial results of OTSL. The Company accounts for its investment in OTSL under the equity method of accounting.

Further, in conjunction with its investment in OTSL, Helix entered into a one-year, unsecured $1.5 million working capital loan, bearing interest at 6% per annum, with OTSL. Interest is due quarterly beginning September 30, 2005 with a lump-sum principal payment due on June 30, 2006. Helix agreed to extend the lump-sum principal payment due date and increase the interest rate to three-month LIBOR plus 4%. The note and accrued interest were repaid in January 2007.

In the third and fourth quarters of 2005 and the first quarter of 2006, OTSL contracted the Witch Queen to Helix for certain services to be performed in the U.S. Gulf of Mexico. Helix incurred costs under its contract with OTSL totaling approximately $11.1 million during the third and fourth quarters of 2005 and $7.7 million in 2006. The charter ended in March 2006.

The Company periodically reviews the investment in OTSL for impairment. Recognition of a loss would occur when the decline in an investment is deemed other than temporary. In determining whether the decline is other than temporary, the Company considers the cyclical nature of the industry in which the investment operates, its historical performance, its performance in relation to peers and the current economic environment. OTSL has generated net operating losses during 2006 which is an impairment indicator. As a result, the Company evaluated this investment to determine whether a permanent loss in value had occurred. To determine whether OTSL had the ability to sustain an earnings capacity that would justify the carrying amount of the investment, the Company determined the current fair value of the investment utilizing a discounted cash flow valuation model to compute the fair value and compared this to its carrying amount. Based on this evaluation, OTSL currently has the ability to sustain an earnings capacity which would justify the carrying amount of the investment. The fair value computed using the discounted cash flow model supports the determination that the existence of operating losses during 2006 is not indicative of a permanent loss in value, and as a result there is no impairment at December 31, 2006.

Pursuant to the terms of the Master Agreement, Helix conveyed to the Company its ownership interest and rights in OTSL along with the related unsecured $1.5 million working capital loan.

8.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2006 and 2005 (in thousands):

	Year Ended
	December 31,
	2006	2005

Accrued payroll and related benefits	$7,500	$5,370
Accrued insurance	3,367	3,172
Insurance claims to be reimbursed	1,870	2,678
Accrued income taxes payable	1,201	20,374
Deposits	—	10,000
Other	5,066	241

Total accrued liabilities	$19,004	$41,835

9.	Long-term Debt

In November 2006, the Company entered into a five-year $250 million revolving credit facility with certain financial institutions. The loans mature in November 2011. Loans under the revolving credit facility may consist of loans bearing interest in relation to the Federal Funds Rate or to the lender’s base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as LIBOR Rate Loans. Assuming there is no event of default, Base Rate Loans will bear interest at a per annum rate equal to the base rate plus a margin ranging from 0%

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

to 0.5%, while LIBOR Rate Loans will bear interest at the LIBOR rate plus a margin ranging from 0.625% to 1.75%. In addition, a commitment fee ranging from 0.20% to 0.375% will be payable on the portion of the lenders’ aggregate commitment which from time to time is not used for a borrowing or a letter of credit. For this credit facility, the Company incurred and capitalized $378,000 in fees which will be amortized over a five-year period.

The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants. The covenants include restrictions on the Company’s ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates the Company to meet minimum financial requirements specified in the agreement. At December 31, 2006, the Company was in compliance with all debt covenants. The credit facility is secured by vessel mortgages on five of its vessels with an aggregate net book value of $120.7 million, a pledge of all of the stock of all of its domestic subsidiaries and 66% of the stock of one of its foreign subsidiaries, and a security interest in, among other things, all of its equipment, inventory, accounts and general tangible assets.

On December 8, 2006, the Company borrowed $79 million under the revolving credit facility and distributed $78 million of those proceeds to Helix as a dividend. On December 21, 2006, the Company borrowed an additional $122 million under the revolving credit facility, which was distributed to Helix as a dividend. At December 31, 2006, the Company had outstanding debt of $201 million and accrued interest of $543,000 under this credit facility.

10.	Income Taxes

Prior to December 14, 2006, the operations of the Company are included in consolidated federal income tax returns filed by Helix. The Company will file its own short period return for the period December 14, 2006 through the end of fiscal year 2006. Therefore, the tax assets and liabilities at December 31, 2006 are reflective of the Company’s tax position on a stand alone basis. The Company’s provision for income taxes has been computed on the basis as if the Company has completed and filed separate consolidated federal income tax returns for all periods presented except that no benefits for employee stock option exercises related to Helix stock have been recognized or reflected herein. Tax benefits recognized on employee stock options exercises are retained by Helix.

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current	$53,973	$20,374	$5,181
Deferred	11,737	11	(970)

	$65,710	$20,385	$4,211

Current foreign income tax expense totaled $0.5 million and $2.3 million in 2006 and 2005, respectively. No foreign income tax was incurred in 2004.

Income taxes have been provided based on the U.S. statutory rate of 35% adjusted for items that are allowed as deductions for federal income tax reporting purposes but not for book purposes. The primary differences between the statutory rate and the Company’s effective rate were as follows:

	Year Ended December 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Other	0.5	0.1	0.4

Effective rate	35.5%	35.1%	35.4%

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005

Deferred tax liabilities:
Depreciation	$20,770	$19,506
Deferred drydock costs	7,024	2,894
Prepaid and other	831	1,555

Total deferred tax liabilities	$28,625	$23,955

Deferred tax assets:
Allowance for doubtful accounts	$(292)	$(646)
Reserves, accrued liabilities and other	(9,378)	(2,627)

Total deferred tax assets	$(9,670)	$(3,273)

Net deferred tax liability	$18,955	$20,682

Prior to December 14, 2006, all tax obligations owed by the Company have been paid or are settled by Helix. Tax obligations and their settlements are activities included as a part of the cash flows from operating activities in the consolidated and combined statements of cash flows. Current taxes payable at December 31, 2006 are $1.2 million.

In December 2006, we entered into the Tax Matters Agreement with Helix. The following is a summary of the material terms of the Tax Matters Agreement:

•	Liability for Taxes. Each party has agreed to indemnify the other in respect of all taxes for which it is responsible under the Tax Matters Agreement. Helix is generally responsible for all federal, state, local and foreign income taxes that are imposed on or are attributable to the Company or any of its subsidiaries for all tax periods (or portions thereof) ending on or before the Company’s initial public offering (or December 14, 2006). The Company is generally responsible for all federal, state, local and foreign income taxes that are imposed on or are attributable to the Company or any of its subsidiaries for all tax periods (or portions thereof) beginning after its initial public offering (or December 14, 2006). The Company is also responsible for all taxes other than income taxes imposed on or attributable to the Company or any of its subsidiaries for all tax periods.

•	Tax Benefit Payments. As a result of certain taxable income recognition by Helix in conjunction with the Company’s initial public offering, the Company will become entitled to certain tax benefits that are expected to be realized by the Company in the ordinary course of its business and otherwise would not have been available to the Company. These benefits are generally attributable to increased tax deductions for amortization of tangible and intangible assets and to increased tax basis in nonamortizable assets. Under the Tax Matters Agreement, for the next ten years, the Company will be required to make annual payments to Helix equal to 90% of the amount of taxes which the Company saves for each tax period as a result of these increased tax benefits. The timing of the Company’s payments to Helix under the Tax Matters Agreement will be determined with reference to when the Company actually realizes the projected tax savings. This timing will depend upon, among other things, the amount of our taxable income and the timing at which certain assets are sold or disposed. At December 31, 2006, this tax benefit is $12.6 million and is included as a component of non-current deferred income taxes. At December 31, 2006, a corresponding current payable and long-term payable of $0.3 million and $11.0 million, respectively, to Helix is reflected in these consolidated and combined financial statements.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

•	Preparation and Filing of Tax Returns. Helix will prepare and file all income tax returns that include the Company or any of its subsidiaries if Helix is responsible for any portion of the taxes reported on such tax returns. The Tax Matters Agreement also provides that Helix will have the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to such income tax returns.

11.	Commitments and Contingencies

Lease Commitments

The Company leases several facilities and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $5.2 million at December 31, 2006, with $1.4 million due in 2007, $1.0 million in 2008, $0.8 million in 2009, $0.4 million in 2010, $0.3 million in 2011 and $1.3 million thereafter. Total rental expense under these operating leases was approximately $1.0 million, $0.7 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In September 2006 the Company chartered a vessel for one year for use in the Middle East region. At December 31, 2006, the remaining charter commitment is $14.6 million. Expenses for this charter for the year ended December 31, 2006 were $2.2 million.

Insurance

Through Helix, the Company carries Hull and Increased Value insurance, which provides coverage for physical damage to an agreed amount for each vessel. The Company maintains deductibles that vary between $250,000 and $350,000 based on the value of each vessel. The Company also carries Protection and Indemnity (P&I) insurance which covers liabilities arising from the operation of the vessel and General Liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and General Liability is $100,000 per occurrence. Onshore employees are covered by Workers’ Compensation. Offshore employees, including divers and tenders and marine crews, are covered by a Maritime Employers Liability insurance policy, which covers Jones Act exposures and includes a deductible of $100,000 per occurrence plus a $1 million annual aggregate. In addition to the liability policies named above, the Company carries various layers of Umbrella Liability for a total limit of $300,000,000 in excess of primary limits. The Company’s self-insured retention on its medical and health benefits program for employees is $130,000 per participant.

The Company incurs workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. The Company, its insurers and legal counsel analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated and combined balance sheets. Such amounts were $1.9 million and $2.7 million as of December 31, 2006 and 2005, respectively. See related accrued liabilities at Note 8. The Company has not historically incurred significant losses as a result of claims denied by its insurance carriers.

Litigation and Claims

The Company is involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, the Company believes the outcome of all such matters and proceedings will not have a material adverse effect on its consolidated and combined financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, the Company assumed and will indemnify Helix for liabilities related to its business.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

12.	Employee Benefit Plans

Defined Contribution Plan

Prior to December 15, 2006, the Company’s employees were eligible to participate in the defined contribution 401(k) retirement plan provided by Helix for the purpose of providing retirement benefits for substantially all employees. Effective December 15, 2006, all account balances maintained under the Helix 401(k) plans for the Company’s employees were transferred to a new Cal Dive defined contribution 401(k) plan provided by the Company for the purpose of providing retirement benefits for substantially all of the Company’s employees. Under both plans, both the employees and Helix or the Company, as applicable, make contributions to the plan. Helix, or the Company, as applicable, matches a portion of an employee’s contribution, and Helix’s or the Company’s , as applicable, contributions are in the form of cash and are determined annually as 50% of each employee’s contribution up to 5% of the employee’s salary. The Company’s costs related to its employees participating in this plan totaled $1.4 million, $405,000 and $215,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation Plans

Helix Plans

Until December 14, 2006, the Company did not have any stock-based compensation plans. However, prior to then certain employees of the Company participated in Helix’s stock-based compensation plans. Helix used the intrinsic value method of accounting for its stock-based compensation programs through December 31, 2005. Accordingly, no compensation expense was recognized by the Company when the exercise price of an employee stock option was equal to the common share market price on the grant date and all other terms were fixed. In addition, under the intrinsic value method, on the date of grant for restricted shares, the Company recorded unearned compensation (a component of stockholders’ equity) that equaled the product of the number of shares granted and the closing price of Helix’s common stock on the grant date, and expense was recognized over the vesting period of each grant on a straight-line basis. All tax benefits recognized on employee stock plans are retained by Helix.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” and began accounting for stock-based compensation plans under the fair value method beginning January 1, 2006 and continues to use the Black-Scholes fair value model for valuing share-based payments and recognizes compensation cost on a straight-line basis over the respective vesting period. No forfeitures were estimated for outstanding unvested options and restricted shares as historical forfeitures have been immaterial. The Company has selected the modified-prospective method of adoption, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning in 2006 as the requisite service is rendered. In addition to the compensation cost recognition requirements, tax deduction benefits for an award in excess of recognized compensation cost is reported as a financing cash flow rather than as an operating cash flow. The adoption did not have a material impact on our consolidated and consolidated and combined results of operations. There were no stock option grants in 2006 or 2005.

Under an incentive plan provided by Helix, a maximum of 10% of the total shares of Helix common stock issued and outstanding may be granted to key executives and selected employees of Helix and the Company who are likely to make a significant positive impact on the reported net income of Helix as well as non-employee members of the board of directors. The incentive plan is administered by a committee that determines, subject to approval of the Helix compensation committee of the board of directors, the type of award to be made to each participant and sets forth in the related award agreement the terms, conditions and limitations applicable to each award. The committee may grant stock options, stock appreciation rights, or stock and cash awards. Awards granted to employees under the incentive plan typically vest 20% per year for a five-year period or 33% per year for a three-year period, have a maximum exercise life of three, five or 10 years and, subject to certain exceptions, are not transferable.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

On January 3, 2005, Helix granted certain CDI executives 16,670 restricted shares under the Incentive Plan. The shares vest 20% per year for a five-year period. The market value (based on the quoted price of the common stock on the business day prior to the date of the grant) of the restricted shares was $19.56 per share, or $326,000, at the date of the grant and was recorded as unearned compensation, a component of stockholders’ equity through December 31, 2005 and charged to expense over the respective vesting periods through December 31, 2005.

On November 1, 2005, a certain key executive of the Company was granted 58,072 restricted shares under the Incentive Plan of Helix. The shares vest in two tranches. Tranche 1 (41,916 restricted shares) vests on February 1, 2007, and Tranche 2 (16,156 restricted shares) vested upon the closing of the Company’s IPO (December 19, 2006) and were expensed. The market value of the restrictive shares was $30.95 per share, or $1.8 million, at the date of the grant and was recorded by the Company as unearned compensation, a component of stockholders’ equity through December 31, 2005.

The balance in unearned compensation at December 31, 2005 was $1.9 million and was reversed in January 2006 upon adoption of the fair value method. The amounts related to restricted share grants are being charged to expense over the respective vesting periods. For the year ended December 31, 2006, the Company recognized $2.9 million of compensation expense related to unvested stock options and restricted shares.

On January 3, 2006, Helix granted certain CDI executives 22,885 restricted shares under the Incentive Plan. The shares vest 20% per year for a five-year period. The market value of the restricted shares was $35.89 per share, or $821,000, at the date of the grant.

Until June 30, 2007, the Company’s employees are also eligible to participate in a qualified, non-compensatory Employee Stock Purchase Plan (“ESPP”) provided by Helix, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10% of an employee’s base salary. Under this plan 97,598, 79,878 and 93,580 shares of common stock were purchased in the open market at a weighted average share price of $33.12, $23.11 and $13.58 during 2006, 2005 and 2004, respectively. The Company’s employees represent approximately 56% of the total participation in this plan in 2006.

Cal Dive Plans

Under an incentive plan adopted by the Company on December 9, 2006, up to 7,000,000 shares of the Company’s common stock may be issued to key personnel and non-employee directors; of which no more than 5,000,000 shares may be issued in the form of restricted stock or pursuant to restricted stock unit awards. The plan is administered by the compensation committee of the board of directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the plan and any award made under the plan. The Company’s Chief Executive Officer has the authority to grant options (for no more than 100,000 shares per fiscal year) as inducements to hire candidates who will not be officers. The committee may grant stock options, restricted stock or restricted stock units. Awards granted to employees under the plan typically vest 20% per year over a five-year period, or 50% per year over a two-year period, have a maximum exercise life of 10 years, and subject to certain exceptions, are not transferable.

On December 19, 2006 in connection with the closing of the IPO, the Company granted certain officers and employees an aggregate of 618,321 restricted shares under the incentive plan. The shares vest in equal increments over a two-year or five-year period, depending on the specific award. The market value (based on the price at which the Company’s common stock was sold to the public in its IPO) of the restricted shares was $13.00 per share, or $8,038,173, at the date of grant. Compensation cost for each award is the product of market value of each share and

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the number of shares granted. The following table summarizes information about our restricted shares during the years ended December 31, 2006:

	2006
	Shares	Fair Value(1)

Restricted shares outstanding at beginning of year	—	—
Granted	618,321	$13.00
Vested	—	—
Forfeited	—	—

Balance at end of year,	618,321	$13.00

(1)	Represents the average grant date market value.

Compensation cost is recognized over the respective vesting periods on a straight-line basis. For the year ended December 31, 2006, compensation expense related to restricted shares was not material. Future compensation cost associated with unvested restricted stock awards at December 31, 2006 totaled approximately $8.0 million. The weighted average vesting period related to nonvested restricted stock awards at December 31, 2006 was approximately 3.9 years.

On December 9, 2006, the Company also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or the last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10% of an employee’s base salary. The Company may issue a total of 1,500,000 shares of common stock under the plan. The Company’s employees may first participate in the plan for the subscription period that will commence on July 1, 2007.

13.	Allowance for Uncollectible Accounts

The following table sets forth the activity in the Company’s allowance for uncollectible accounts for each of the three years in the period ended December 31, 2006 (in thousands):

	Year Ended December 31,
	2006	2005	2004

Beginning balance	$26	$4,641	$5,087
Additions	603	411	1,225
Deductions	(460)	(5,026)	(1,671)

Ending balance	$169	$26	$4,641

See Note 2 for discussion regarding the Company’s accounting policy on accounts receivable and allowance for uncollectible accounts.

14.	Business Segment Information

The Company has one reportable segment, Marine Contracting. The Company performs a portion of its marine contracting services in foreign waters. For the years ended December 31, 2006, 2005 and 2004, the Company derived revenues of $70.4 million, $33.6 million and $19.6 million, respectively, from foreign locations. Net property and equipment in foreign locations were $49.1 million and $22.5 million at December 31, 2006 and 2005, respectively. The remainder of the Company’s revenues were generated in the U.S. Gulf of Mexico.

CAL DIVE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Information (Unaudited)

The offshore marine construction industry in the Gulf of Mexico may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months. As a result, historically a disproportionate portion of our revenues and net income is earned during such period. The following is a summary of consolidated quarterly financial information for 2006 and 2005 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Fiscal 2006 Revenues	$119,790	$124,765	$128,363	$136,999
Gross profit	50,206	60,944	57,737	53,643
Net income applicable to common shareholders	$30,774	$33,420	$29,051	$26,169
Weighted Avg. Shares Outstanding:
Basic and diluted	61,507	61,507	61,507	65,845
Earnings per common share:
Basic and diluted	$0.50	$0.54	$0.47	$0.40
Fiscal 2005 Revenues	$37,292	$40,699	$49,246	$97,062
Gross profit	12,406	8,794	17,667	32,846
Net income applicable to common shareholders	$6,245	$3,733	$10,120	$17,632
Weighted Avg. Shares Outstanding:
Basic and diluted	61,507	61,507	61,507	61,507
Earnings per common share:
Basic and diluted	$0.10	$0.06	$0.16	$0.29

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2006, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management, including the CEO and CFO, concluded that as of December 31, 2006, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control Over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On December 19, 2006 in connection with the closing of our initial public offering, we granted shares of restricted stock to the following executive officers: Quinn J. Hébert — 192,307 shares, Scott T. Naughton — 90,000 shares, G. Kregg Lunsford — 57,153 shares, and Lisa Manget Buchanan — 52,615 shares. In general, 53% of the shares of restricted stock granted vest in equal increments over a five-year period commencing on the first anniversary of the closing date of an initial public offering (December 19, 2006), and the balance of the shares of restricted stock granted will vest in equal increments over a five-year period commencing on the first anniversary of the date that Helix no longer continues to own shares of our common stock representing 51% or more of the total voting power of our common stock.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

  Code of Ethics

We have adopted a Code of Business Conduct and Ethics, applicable to all employees, officers and directors, as well as a Code of Ethics for Chief Executive Officer and Senior Financial Officers specific to those officers. Copies of these documents are available free of charge on our website at www.caldive.com.

  Material Changes to our Stockholder Nomination Procedures

Prior to our initial public offering, all of our common stock was owned by Helix and thus Helix had the power to elect our entire board of directors. Our Amended and Restated Bylaws adopted by our board shortly prior to our initial public offering permit stockholders to nominate directly one or more persons for election to our board provided such stockholders follow the procedures set forth in the Amended and Restated Bylaws. Pursuant to those procedures, a stockholder may nominate one or more persons for election at a meeting of stockholders only if the stockholder is entitled to vote at the meeting and provides timely written notice to our secretary at our principal office not earlier than 120 days nor later than 90 days prior to the first anniversary of the preceding year’s annual meeting. The notice must include all information regarding the nominated person that is required to be disclosed in a solicitation of proxies for election of directors in an election contest, or that is otherwise required pursuant to Regulation 14A under the Securities Exchange Act of 1934, and such nominated person’s consent to serve if elected. The notice must also include the name and address of the stockholder making the nomination and the beneficial owner, if any, on whose behalf the nomination is made, and the class and number of shares of our common stock held by such stockholder and by any such beneficial owner. For as long as Helix continues to own at least a majority of the total voting power of our common stock, it may nominate persons for election to our board without complying with these procedures.

In addition, following our initial public offering, our Corporate Governance and Nominating Committee adopted policies and procedures for considering recommendations by stockholders for candidates for election to our board. The committee will consider only one recommendation by each stockholder or affiliated group of stockholders for each annual meeting. A stockholder wishing to make a recommendation must send the following information in writing to our secretary at our principal office no later than 120 days prior to the first anniversary of the date of the proxy statement for the prior year’s annual meeting: (i) the name, address and telephone number of the recommending stockholder; (ii) the number of shares of our common stock owned by the recommending stockholder and the time period for which such shares have been held; (iii) if the stockholder is not a stockholder of record, a statement from the record holder of the shares verifying the holdings of the stockholder; and (iv) a statement by the stockholder as to whether he or she has a good faith intention to continue to hold the reported shares through the date of the annual meeting.

The notice must also include: (i) the information regarding the proposed nominee that would be required by Regulation 14A; (ii) a description of all relationships between the proposed nominee and the recommending stockholder and any agreements between them; (iii) a description of any relationships between the proposed nominee and any of our competitors, customers, suppliers, labor unions or other persons with special interests regarding our company; (iv) a statement by the recommending stockholder supporting his or her view that the proposed nominee possesses the minimum qualifications prescribed by the committee for nominees and describing briefly the contributions that the nominee would be expected to make to the board and to the governance of the company; (v) a statement as to whether the nominee would represent all stockholders and not serve for the purpose of advancing or favoring any particular stockholder or other constituency of the company; and (vi) the consent of the proposed nominee to be interviewed by the committee.

The remaining information required by this Item 10 is incorporated by reference from the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(1) Financial Statements

The following consolidated and combined financial statements included on pages 39 through 62 in this Annual Report are for the fiscal year ended December 31, 2006:

Cal Dive and Subsidiaries

•	Report of Independent Registered Public Accounting Firm
•	Consolidated and Combined Balance Sheets as of December 31, 2006 and 2005
•	Consolidated and Combined Statements of Operations for the three years Ended December 31, 2006
•	Consolidated and Combined Statements of Changes in Stockholders’ Equity for the three years Ended December 31, 2006
•	Consolidated and Combined Statements of Cash Flows for the three years Ended December 31, 2006
•	Notes to Consolidated and Combined Financial Statements

(2) Financial Statement Schedules.

All financial statement schedules are omitted because the information is not required or because the information required is in the consolidated and combined financial statements or notes thereto.

(3) Exhibits.

The following exhibits are filed as part of this annual report:

Exhibit
Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.(1)
10.1	Master Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.2	Corporate Services Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.3	Registration Rights Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.4	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.5	Employee Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.6	Cal Dive International, Inc. 2006 Long Term Incentive Plan(2)
10.7	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford, and Lisa M. Buchanan(2)

Exhibit
Number	Exhibit Title

10.8	Employment Agreement dated November 1, 2005, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Quinn J. Hébert(1),(2)
10.9	Amended and Restated Employment Agreement dated February 15, 1999, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Scott T. Naughton(1),(2)
10.10	Employment Agreement dated February 1, 2003, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and G. Kregg Lunsford(1),(2)
10.11	Credit Agreement dated November 20, 2006, among CDI Vessel Holdings LLC, Cal Dive International, Inc., Bank of America, N.A., as Administrative Agent, Amegy Bank National Association, as Documentation Agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders from time to time party thereto(1)
10.12	Amendment No. 1 to Credit Agreement dated as of December 15, 2006, by and among CDI Vessel Holdings LLC, Cal Dive International, Inc. and Bank of America, N.A., as Administrative Agent, and the lenders from time to time party thereto
10.13	Summary of 2007 Executive Officer Cash Compensation(2)
14.1	Code of Ethics
21.1	Subsidiaries of Cal Dive International, Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Spears & Associates, Inc.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-134609) initially filed with the Commission on May 31, 2006, as amended.

(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

By:	/s/ G. KREGG LUNSFORD
G. Kregg Lunsford
Executive Vice President,
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD A. DITTMANN Todd A. Dittmann	Director	February 28, 2007

/s/ DAVID E. PRENG David E. Preng	Director	February 28, 2007

/s/ WILLIAM L. TRANSIER William L. Transier	Director	February 28, 2007

/s/ OWEN E. KRATZ Owen E. Kratz	Director	February 28, 2007

/s/ MARTIN R. FERRON Martin R. Ferron	Director	February 28, 2007

/s/ QUINN J. HÉBERT Quinn J. Hébert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ G. KREGG LUNSFORD G. Kregg Lunsford	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2007

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.(1)
10.1	Master Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.2	Corporate Services Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.3	Registration Rights Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.4	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.5	Employee Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.
10.6	Cal Dive International, Inc. 2006 Long Term Incentive Plan(2)
10.7	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford, and Lisa M. Buchanan(2)
10.8	Employment Agreement dated November 1, 2005, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Quinn J. Hébert(1),(2)
10.9	Amended and Restated Employment Agreement dated February 15, 1999, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Scott T. Naughton(1),(2)
10.10	Employment Agreement dated February 1, 2003, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and G. Kregg Lunsford(1),(2)
10.11	Credit Agreement dated November 20, 2006, among CDI Vessel Holdings LLC, Cal Dive International, Inc., Bank of America, N.A., as Administrative Agent, Amegy Bank National Association, as Documentation Agent, Banc of America Securities LLC and J.P. Morgan Securities, Inc., as Joint Lead Arrangers and Joint Book Runners, and the lenders from time to time party thereto(1)
10.12	Amendment No. 1 to Credit Agreement dated as of December 15, 2006, by and among CDI Vessel Holdings LLC, Cal Dive International, Inc. and Bank of America, N.A., as Administrative Agent, and the lenders from time to time party thereto
10.13	Summary of 2007 Executive Officer Cash Compensation(2)
14.1	Code of Ethics
21.1	Subsidiaries of Cal Dive International, Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of Spears & Associates, Inc.
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-134609) initially filed with the Commission on May 31, 2006, as amended.

(2)	Management contract or compensatory plan or arrangement.