Form 10-Q
period 2007-03-31
Cal Dive International, Inc.
filed 2007-05-04
CIK 1364100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-33206

CAL DIVE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1500501
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 North Sam Houston Parkway, E., Suite 1000	77060
Houston, Texas	(Zip Code)
(Address of Principal Executive Offices)
(281) 618-0400
Registrant’s telephone number, including area code:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2007, the Registrant had 84,322,012 shares of Common Stock, $.01 par value per share, outstanding.

CAL DIVE INTERNATIONAL, INC.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Cal Dive International, Inc. and Subsidiaries
Condensed Consolidated and Combined Balance Sheets
(in thousands, except per share par value)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,809	$22,655
Accounts receivable -
Trade, net of allowance for doubtful accounts of $45 and $169, respectively	123,042	93,748
Unbilled revenue	30,889	33,869
Net receivable from Helix	—	1,626
Deferred income taxes	2,865	1,869
Assets held for sale	—	698
Notes receivable	1,788	3,008
Other current assets	6,508	11,274

Total current assets	179,901	168,747

Property and equipment	296,237	293,929
Less — Accumulated depreciation	(77,402)	(71,682)

	218,835	222,247

Other assets:
Equity investment	11,808	10,871
Goodwill	26,802	26,666
Other assets, net	28,648	23,622

Total assets	$465,994	$452,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,762	$39,810
Net payable to Helix	243	—
Accrued liabilities	34,301	19,004

Total current liabilities	67,306	58,814

Long-term debt	172,000	201,000
Long-term payable to Helix	9,710	11,028
Deferred income taxes	26,615	20,824
Other long term liabilities	1,732	2,726

Total liabilities	277,363	294,392

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, Issued and outstanding: 84,328 and 84,298 shares, respectively	843	843
Capital in excess of par value of common stock	155,704	154,898
Retained earnings	32,084	2,020

Total stockholders’ equity	188,631	157,761

Total liabilities and stockholders’ equity	$465,994	$452,153

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries
Condensed Consolidated and Combined Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Net revenues	$149,226	$119,790
Cost of sales	91,274	69,584

Gross profit	57,952	50,206
Gain on sale of assets	7	267
Selling and administrative expenses	9,655	6,155

Income from operations	48,304	44,318

Equity in earnings of investment	952	2,833
Net interest income (expense)	(2,539)	329

Income before income taxes	46,717	47,480
Provision for income taxes	16,653	16,706

Net income	$30,064	$30,774

Net earnings per common share:
Basic and diluted net earnings per share	$0.36	$0.50

Weighted average basic and diluted shares outstanding	83,680	61,507

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries
Condensed Consolidated and Combined Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$30,064	$30,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,894	5,083
Stock compensation expense	806	304
Equity in earnings of investment	(937)	(2,766)
Deferred income taxes	4,795	105
Gain on sale of assets	(7)	(267)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,689)	(30,927)
Assets held for sale	698	936
Other current assets	5,985	408
Accounts payable and accrued liabilities	8,430	1,495
Other noncurrent, net	(10,756)	(2,329)

Net cash provided by operating activities:	23,283	2,816

Cash Flows From Investing Activities:
Capital expenditures	(2,146)	(4,990)
Acquisition of businesses	—	(77,927)
Proceeds from sales of property	17	1,530

Net cash used in investing activities:	(2,129)	(81,387)

Cash Flows From Financing Activities:
Repayments on credit facility	(29,000)	—
Cash transfers from Helix for investing activities	—	81,387
Cash transfers to Helix from operating activities	—	(2,608)

Net cash provided by (used in) financing activities	(29,000)	78,779

Net increase (decrease) in cash and cash equivalents	(7,846)	208

Cash and cash equivalents:
Balance, beginning of period	22,655	—

Balance, end of period	$14,809	$208

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries
Notes to Condensed Consolidated and Combined Financial Statements (unaudited)
1. Preparation of Interim Financial Statements
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
     Prior to the Company’s IPO, these condensed consolidated and combined financial statements reflect the financial position and results of the shallow water marine contracting business of Helix and related assets and liabilities, results of operations and cash flows for this segment as carved out of the accounts of Helix and as though the shallow water marine contracting business had been a separate stand-alone company for the respective periods presented.
     Prior to December 14, 2006, the shallow water marine contracting business of Helix operated within Helix’s corporate cash management program. For purposes of presentation in the condensed consolidated and combined statements of cash flows, net cash flows provided by the operating activities of the Company prior to the IPO are presented as cash transfers to Helix under cash flows from financing activities for periods prior to December 14, 2006. Additionally, net cash flows used in investing activities of the Company prior to the IPO are presented as cash transfers from Helix under cash flows from financing activities for periods prior to December 14, 2006. This presentation results in the condensed consolidated and combined financial statements reflecting no cash balances for all periods prior to December 14, 2006 as if all excess cash has been transferred to Helix prior to the IPO. These condensed consolidated and combined financial statements have been prepared using Helix’s historical basis in the assets and liabilities and the historical results of operations relating to the shallow water marine contracting business of Helix.
     Certain management, administrative and operational services of Helix have been shared between the shallow water marine contracting business and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs for these shared services has been allocated to the Company based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. See Note 2 — “Related Party Transactions.”
     These interim condensed consolidated and combined financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles.
     The accompanying condensed consolidated and combined financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated and combined balance sheets, results of operations and cash flows, as applicable. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Our balance sheet as of December 31, 2006 included herein has been derived from the audited balance sheet as of December 31, 2006 included in our 2006 Annual Report on Form 10-K. These condensed consolidated and combined financial statements should be read in conjunction with the annual consolidated and combined financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.
2. Related Party Transactions
     Helix provides to the Company certain management and administrative services including: (i) accounting, treasury, payroll and other financial services; (ii) legal and related services; (iii) information systems, network and communication services; (iv) employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs discussed below); and (v) corporate facilities management services. Total allocated costs from Helix for such services were approximately $3.0 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively.
     Included in these costs are costs related to the participation by the Company’s employees in Helix employee benefit plans, including employee medical insurance and a defined contribution 401(k) retirement plan. These costs are recorded as a component of operating expenses and were approximately $2.2 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.
     The Company provides to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources. Total allocated costs to Helix for such services were approximately $0.8 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively.
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
     Pursuant to the Tax Matters Agreement, for a period of up to ten years, the Company is required to make annual payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by the Company from tax basis adjustments resulting from the “Boot” gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction. As of March 31, 2007, the current tax benefit payable to Helix related to this obligation is $1.6 million.
     In the ordinary course of business, the Company provided marine contracting services to Helix and recognized revenues of $13.9 million and $1.0 million in the first three months of 2007 and 2006, respectively. Helix provided ROV services to the Company, and the Company recognized operating expenses of $2.0 million and $0.8 million in the first three months of 2007 and 2006, respectively.
     Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash at least quarterly. At March 31, 2007 the net amount payable to Helix was $0.2 million and will be settled in the second quarter of 2007.
3. Accrued Liabilities
     Accrued liabilities consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Accrued payroll and related benefits	$10,397	$7,500
Accrued insurance	3,996	3,367
Insurance claims to be reimbursed	2,509	1,870
Accrued income taxes payable	12,708	1,201
Other	4,691	5,066

Total accrued liabilities	$34,301	$19,004

4. Equity Investment
     In conjunction with our 40% investment in Offshore Technology Solutions Limited, a Trinidad and Tobago entity (“OTSL”), we entered into a one-year, unsecured $1.5 million working capital loan, initially bearing interest at 6% per annum, with OTSL. The note and accrued interest were repaid to the Company in January 2007.
     In the first quarter of 2006, OTSL contracted the Witch Queen to Helix for certain services to be performed in the U.S. Gulf of Mexico. Helix incurred costs of $7.7 million under its contract with OTSL in 2006. The charter ended in March 2006.
5. Long-term Debt
     In November 2006, the Company entered into a five-year $250 million revolving credit facility with certain financial institutions. On December 8, 2006, the Company borrowed $79 million under the revolving credit facility and distributed $78 million of those proceeds to Helix as a dividend. On December 21, 2006, the Company borrowed an additional $122 million under the revolving credit facility, all of which was distributed to Helix as a dividend. During the three months ended March 31, 2007, the Company recorded interest expense of $2.7 million under this facility. At March 31, 2007, the Company had outstanding debt of $172 million and accrued interest of $398,000 under this credit facility.
     At March 31, 2007 and December 31, 2006, the Company was in compliance with all debt covenants. The credit facility is secured by vessel mortgages on five of its vessels with an aggregate net book value of $119.1 million at March 31, 2007, a pledge of all of the stock of all of its domestic subsidiaries and 66% of the stock of one of its foreign subsidiaries, and a security interest in, among other things, all of its equipment, inventory, accounts receivable and general tangible assets.
6. Commitments and Contingencies
Lease Commitments
     In September 2006 the Company chartered a vessel from an unaffiliated third party for one year for use in the Middle East region. At March 31, 2007, the remaining charter commitment is $10.7 million.
Insurance
     The Company incurs maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. The Company analyzes each claim for potential exposure and estimates the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated and combined balance sheets. Such amounts were $0.4 million and $1.9 million as of March 31, 2007 and December 31, 2006, respectively. The Company has not historically incurred significant losses as a result of claims denied by its insurance carriers.
Litigation and Claims
     The Company is involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, the Company from time to time incurs other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, the Company believes the outcome of all such matters and proceedings will not have a material adverse effect on its condensed consolidated and combined financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, the Company assumed and will indemnify Helix for liabilities related to the Company’s business.

7. Stock-Based Compensation Plans
Helix Plans
     Until December 14, 2006, the Company did not have any stock-based compensation plans. However, prior to that date certain employees of the Company participated in Helix’s stock-based compensation plans.
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” and began accounting for stock-based compensation plans under the fair value method beginning January 1, 2006 and continues to use the Black-Scholes fair value model for valuing share-based payments and recognizes compensation cost on a straight-line basis over the respective vesting period. No forfeitures were estimated for outstanding unvested options and restricted shares as historical forfeitures have been immaterial. There were no stock option grants in the first quarters of 2007 or 2006.
     For the three months ended March 31, 2007 and 2006, $153,000 and $304,000, respectively, was recognized as compensation expense related to restricted shares in Helix incentive plans.
     Until June 30, 2007, the Company’s employees are also eligible to participate in a qualified, non-compensatory Employee Stock Purchase Plan (“ESPP”) provided by Helix, which allows employees to acquire shares of Helix common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10% of an employee’s base salary. For the quarters ended March 31, 2007 and 2006, respectively, the Company recognized $263,000 and $475,000 of compensation expense related to stock purchases under the ESPP.
Cal Dive Plans
     Under an incentive plan adopted by the Company on December 9, 2006, up to 7,000,000 shares of the Company’s common stock may be issued to key personnel and non-employee directors.
     In connection with the closing of the IPO, the Company granted certain officers and employees an aggregate of 618,321 restricted shares under the incentive plan. The shares vest in equal increments over a two-year or five-year period, depending on the specific award. Of these restricted shares, an aggregate of 184,275 shares have not commenced vesting but will begin to vest in annual 20% increments over a five-year period beginning on the first anniversary of the date that Helix no longer owns at least 51% of the total voting power of the Company’s common stock. The market value (based on the price at which the Company’s common stock was sold to the public in its IPO) of the restricted shares was $13.00 per share, or $8,038,173, at the date of grant. Compensation cost for each award is the product of market value of each share and the number of shares granted.
     During the first three months ended March 31, 2007, we made restricted share grants of (i) 24,894 shares on February 5, 2007 which vest 20% per year over a five-year period, and (ii) 4,836 shares on March 31, 2007 which vest 100% on January 1, 2009. The market value of the restricted shares was $12.05 and $12.21 per share at the date of the grant, respectively.
     Compensation cost is recognized over the respective vesting periods on a straight-line basis. For the quarter ended March 31, 2007, compensation expense related to restricted shares was $503,000. Future compensation cost associated with unvested restricted stock awards at March 31, 2007 totaled approximately $8.2 million.
     For the purposes of computing earnings per share, basic and diluted earnings per share for the respective periods were the same, and excluded 647,667 restricted shares as these shares were anti-dilutive in this calculation for the three months ended March 31, 2007.
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
8. Business Segment Information
     The Company has one reportable segment, Marine Contracting. The Company performs a portion of its marine contracting services in foreign waters. For the three months ended March 31, 2007 and 2006, the Company derived revenues of $30.0 million and $15.9 million, respectively, from foreign locations. The remainder of the Company’s revenues were generated in the U.S. Gulf of Mexico.
9. Recently Issued Accounting Principles
     The provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) are effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The impact of the adoption of FIN 48 is immaterial on the Company’s financial position, results of operations and cash flows. The Company accounted for interest recognized in accordance with FIN 48 in interest expense and any penalties in operating expenses. As of March 31, 2007, the Company has no material unrecognized tax benefits and no material amounts of interest and penalties that have been recognized in the statement of operations and the statement of financial position in accordance with FIN 48. The Company files tax returns in the U.S. federal jurisdiction and various state, local and non-U.S. jurisdictions. The Company anticipates that an adjustment to state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on the Company’s financial position.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     This quarterly report contains forward-looking statements that involve risk and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters. You can identify these forward-looking statements by the fact that they do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. These statements speak only as of the date when made and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include: changes in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, risks associated with our relationship with Helix, our controlling stockholder, and other risks detailed in Part I, Item 1A — Risk Factors in our 2006 Annual Report on Form 10-K.
Overview
Our Relationship with Helix
     For periods prior to our IPO, our condensed consolidated and combined financial statements have been derived from the financial statements and accounting records of Helix using the historical results of operations and historical bases of assets and liabilities of our business. Certain management, administrative and operational services of Helix have been shared between Helix’s shallow water marine contracting business and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs included in our condensed consolidated and combined statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided. Pursuant to the Corporate Services Agreement between Helix and us, we are required to utilize these services from Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock. Additionally, Helix primarily used a centralized approach to cash management and the financing of its operations. Accordingly, all related acquisition activity between Helix and us and all other cash transactions for the period prior to our initial public offering have been reflected in our stockholders’ equity as Helix’s net investment.
     We believe the assumptions underlying the condensed consolidated and combined financial statements are reasonable. However, the effect of these assumptions, the separation from Helix and our operating as a standalone public entity could impact our results of operations and financial position prospectively by increasing expenses in areas that include but are not limited to litigation and other legal matters, compliance with the Sarbanes-Oxley Act and other corporate compliance matters, insurance and claims management and the related cost of insurance, as well as general overall purchasing power.
Critical Accounting Estimates and Policies
     Our accounting policies are described in the notes to our audited consolidated and combined financial statements included in our 2006 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2006 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data. There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2006 Annual Report on Form 10-K.
Recently Issued Accounting Principles
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.

Results of Operations
Comparison of Three Months Ended March 31, 2007 and 2006
     Revenues. For the three months ended March 31, 2007, our revenues increased $29.4 million, or 25%, to $149.2 million, compared to $119.8 million for the three months ended March 31, 2006. This increase was primarily a result of the initial deployment of certain assets we acquired through the Torch, Acergy and Fraser Diving acquisitions subsequent to the first quarter of 2006. Revenue derived from these assets was $48.6 million in the first quarter of 2007. As an offset to this increase, we did not operate two vessels (one owned and one chartered) in the first quarter of 2007 that we operated in the first quarter of 2006. Revenue from these two vessels in the first quarter of 2006 was $15.0 million.
     Gross profit. Gross profit for the three months ended March 31, 2007 increased $7.7 million, or 15%, to $58.0 million, compared to $50.2 million for the three months ended March 31, 2006. This increase was attributable to additional gross profit derived from the initial deployment of certain assets we acquired through the Torch, Acergy and Fraser Diving acquisitions subsequent to the first quarter of 2006. Gross profit derived from these assets was $13.7 million in the first quarter of 2007. As an offset to this increase, we did not operate two vessels (one owned and one chartered) in the first quarter of 2007 that we operated in the first quarter of 2006. Gross profit from these two vessels in the first quarter of 2006 was $3.3 million. Gross margins decreased to 39% for the three months ended March 31, 2007 from 42% in the three months ended March 31, 2006 due to increased depreciation and amortization related to deferred drydock costs on newly deployed vessels and other vessel upgrades and certain lower margin contracts assumed in connection with the Fraser acquisition.
     Selling and administrative expenses. Selling and administrative expenses of $9.7 million for the three months ended March 31, 2007 were $3.5 million higher than the $6.2 million incurred in the three months ended March 31, 2006 primarily due to the addition of the Fraser Diving business, additional personnel for international expansion, increased employee benefit insurance rates and new public company costs including investor relations, legal and audit expenses. Selling and administrative expenses were 6% of revenues for the three months ended March 31, 2007, and 5% of revenues for the three months ended March 31, 2006.
     Net interest expense. Net interest expense in the first quarter of 2007 was $2.5 million as compared to net interest income of $0.3 million in the first three months of 2006 related to debt assumed in connection with the Company’s IPO in December 2006.
     Income taxes. Income taxes were $16.7 million for both the three months ended March 31, 2007 and 2006. The effective tax rate for the respective periods was 35.6% for 2007 and 35.2% for 2006. The rate increase was primarily due to Louisiana state income taxes.
     Net income. Net income of $30.1 million for the three months ended March 31, 2007 was $0.7 million less than net income of $30.8 million for the three months ended March 31, 2006 as a result of the factors described above.
Vessel Utilization
     The following table shows the size of our fleet and effective utilization of our vessels during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
	Number of	Utilization	Number of	Utilization
	Vessels (1)	(2)	Vessels (1)	(2)
Saturation diving	8	93%	6	94%
Surface and mixed gas diving	15	63%	15	97%
Shallow water pipelay	2	96%	2	100%

Entire fleet	25	75%	23	96%

(1)	As of the end of the period and excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)	Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect acquired vessels prior to their in-service dates, vessels in drydocking, vessels taken out of service for upgrades or prior to their disposition and vessels jointly owned with a third party.
Liquidity and Capital Resources
     We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our working capital requirements and funding for maintenance capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Helix. As a part of such program, Helix swept all available cash from our operating accounts periodically and did so on the day immediately prior to the effectiveness of our initial public offering. Subsequent to the offering, we are solely responsible for funding our working capital and other cash requirements.
     Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under a revolving credit facility we secured prior to completion of our offering. We use these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund these transactions and achieve our planned growth. We expect to be able to fund our activities for 2007 with cash flows generated from our operations and available borrowings under our revolving credit facility.
     In November 2006, we entered into a five-year $250 million revolving credit facility with certain financial institutions. The revolving loans under this facility mature in November 2011. On December 8, 2006, we borrowed $79 million under the revolving credit facility and distributed $78 million of those proceeds to Helix as a dividend. On December 21, 2006, we borrowed an additional $122 million under the revolving credit facility, all of which was distributed to Helix as a dividend. At March 31, 2007, we had outstanding debt of $172 million and accrued interest of $398,000 under this credit facility. At April 25, 2007, we had outstanding debt of $158.6 million under the facility. We may pay down or borrow from this revolving credit facility as business needs merit. See “Revolving Credit Facility” below.
Cash Flows
     Operating activities. Cash flow from operating activities in the first three months of 2007 was $23.3 million, an increase of $20.5 million from the $2.8 million provided during the three months ended March 31, 2006. The primary drivers for this increase as compared to the prior year first quarter were increased taxes payable of $12.7 million and improved accounts receivable collections of $6.2 million. Until our IPO in December of 2006, our tax obligations and related cash flows were settled through Helix.
     Investing Activities. Investing activities consist principally of strategic business and asset acquisitions, capital improvements to existing vessels and purchases of operations support facilities and equipment. Net cash used in investing activities was $2.1 million and $81.4 million for the three months ended March 31, 2007 and 2006, respectively.
     Capital expenditures in the three months ended March 31, 2007 included $2.1 million primarily related to vessel upgrades, equipment purchases and leasehold improvements. Acquisitions and capital expenditures in the first quarter of 2006 included the purchases of the DLB801 in January 2006 for approximately $38.0 million and the Kestrel in March 2006 for approximately $39.9 million, as well as $5.0 million primarily related to vessel upgrades.
     Financing activities. Prior to our IPO, we historically operated within Helix’s corporate cash management program. We financed seasonal operating requirements through Helix’s internally generated funds and borrowings under credit facilities on a consolidated basis. In connection with our IPO in December 2006, we borrowed $201 million under our revolving credit facility. In the first quarter of 2007 we repaid $29 million of this debt.
Capital Expenditures
     We incur capital expenditures for recertification costs relating to regulatory drydocks (included in other assets, net) as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Total capital expenditures planned for 2007 include $29.7 million for recertification costs and $28.4 million for vessel improvements, equipment purchases and operating lease improvements. We also incur capital expenditures for strategic investments and acquisitions. During the three months ended March 31, 2007, we incurred $8.3 million for recertification costs and $2.1 million for vessel improvements, equipment purchases and operating lease improvements. We anticipate incurring at least 75% of our 2007 capital expenditures in the first half of the year.
Revolving Credit Facility
     We, along with CDI Vessel Holdings LLC, or Vessel, one of our subsidiaries that acted as borrower, have entered into a secured credit facility with Bank of America, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers, and other financial institutions as lenders and ancillary agents identified therein, pursuant to which Vessel may have outstanding at any one time up to $250 million in revolving loans under a five-year revolving credit facility. The loans mature in November 2011. The following is a summary description of the terms of the credit agreement and other loan documents.
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
     The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements of EBITDA to fixed charges, funded debt to EBITDA, collateral value to outstanding loans and other specified obligations of us to the lenders and limitations on amount of capital expenditures incurred. The credit facility is secured by vessel mortgages on five of our vessels with an aggregate net book value of $119.1 million at March 31, 2007, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of one of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets. At March 31, 2007, we were in compliance with all debt covenants.
     At March 31, 2007 there was $78 million available under the revolving credit facility, and at April 25, 2007 there was $91.4 million available under the facility. We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes.
Contractual and Other Obligations
     In September 2006 the Company chartered a vessel for one year for use in the Middle East region. At March 31, 2007, the remaining charter commitment is $10.7 million.
     At March 31, 2007, our contractual obligations for long-term debt, payables and operating leases were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Payable to Helix	$11,349	$4,275	$4,074	$2,039	$961
Noncancelable operating leases and charters	15,642	12,098	1,606	679	1,259
Long-term debt	172,000	—	—	172,000	—

Total cash obligations	$198,991	$16,373	$5,680	$174,718	$2,220

Off-Balance Sheet Arrangements
     As of March 31, 2007, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated and combined financial statements contained in our 2006 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     We could be exposed to market risk related to interest rates in the future. We have approximately $172 million outstanding under our revolving credit facility as of March 31, 2007. Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay. The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points. Based on this hypothetical assumption, we would have incurred an additional $442,000 in interest expense for the three months ended March 31, 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2007, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management, including the CEO and CFO, concluded that as of March 31, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.
Changes in Internal Control Over Financial Reporting
     We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis” of this Form 10-Q and in Part I, Item 1A “Risk Factors” of our 2006 Annual Report on Form 10-K. There have been no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.
Item 6. Exhibits
     The following exhibits are filed as part of this quarterly report:

Exhibit
Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.(1)

3.2	Amended and Restated Bylaws of Cal Dive International, Inc. (1)

4.1	Specimen Common Stock certificate of Cal Dive International, Inc. (2)

10.1	Post-Closing Employee Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-134609) initially filed with the Commission on May 31, 2006, as amended.
Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2007.

CAL DIVE INTERNATIONAL, INC.

By:	/s/ Quinn J. Hébert
Quinn J. Hébert
President and Chief Executive Officer

By:	/s/ G. Kregg Lunsford
G. Kregg Lunsford
Executive Vice President,
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc. (1)

3.2	Amended and Restated Bylaws of Cal Dive International, Inc. (1)

4.1	Specimen Common Stock certificate of Cal Dive International, Inc. (2)

10.1	Post-Closing Employee Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-134609) initially filed with the Commission on May 31, 2006, as amended.