Form 10-Q
period 2007-06-30
Cal Dive International, Inc.
filed 2007-08-03
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33206

CAL DIVE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1500501 (I.R.S. Employer Identification No.)

400 North Sam Houston Parkway, E., Suite 1000 Houston, Texas (Address of Principal Executive Offices)	77060 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of July 31, 2007, the Registrant had 84,326,905 shares of Common Stock, $.01 par value per share, outstanding.

CAL DIVE INTERNATIONAL, INC.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Cal Dive International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except per share par value)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,667	$22,655
Accounts receivable -
Trade, net of allowance for doubtful accounts of $0 and $169, respectively	101,777	93,748
Unbilled revenue	22,948	33,869
Net receivable from Helix	869	1,626
Deferred income taxes	2,626	1,869
Assets held for sale	—	698
Notes receivable	1,814	3,008
Other current assets	19,689	11,274

Total current assets	153,390	168,747

Property and equipment	308,433	293,929
Less — Accumulated depreciation	(82,398)	(71,682)

	226,035	222,247

Other assets:
Equity investment	—	10,871
Goodwill	26,802	26,666
Other assets, net	39,381	23,622

Total assets	$445,608	$452,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,497	$39,810
Accrued liabilities	15,821	19,004

Total current liabilities	65,318	58,814

Long-term debt	140,000	201,000
Long-term payable to Helix	8,392	11,028
Deferred income taxes	29,137	20,824
Other long term liabilities	1,769	2,726

Total liabilities	244,616	294,392

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 84,327 and 84,298 shares, respectively	843	843
Capital in excess of par value of common stock	156,501	154,898
Retained earnings	43,648	2,020

Total stockholders’ equity	200,992	157,761

Total liabilities and stockholders’ equity	$445,608	$452,153

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries
Condensed Consolidated and Combined Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$135,258	$124,764	$284,484	$244,554
Cost of sales	89,693	63,821	180,967	133,405

Gross profit	45,565	60,943	103,517	111,149
Gain on sale of assets	1,687	16	1,694	283
Selling and administrative expenses	11,110	9,360	20,766	15,515

Income from operations	36,142	51,599	84,445	95,917

Equity in earnings (losses) of investment, inclusive of impairment charge	(11,793)	(183)	(10,841)	2,650
Net interest income (expense)	(2,419)	(13)	(4,958)	316

Income before income taxes	21,930	51,403	68,646	98,883
Provision for income taxes	10,365	17,983	27,018	34,689

Net income	$11,565	$33,420	$41,628	$64,194

Earnings per common share:
Basic	$0.14	$0.54	$0.50	$1.04

Diluted	$0.14	$0.54	$0.50	$1.04

Weighted average common shares outstanding:
Basic	83,680	61,507	83,680	61,507

Diluted	83,801	61,507	83,746	61,507

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries
Condensed Consolidated and Combined Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$41,628	$64,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,074	10,727
Stock compensation expense	1,603	1,122
Equity in (earnings) losses of investment, inclusive of impairment charge	10,841	(2,650)
Deferred income taxes	7,556	2,175
Gain on sale of assets	(1,694)	(283)
Changes in operating assets and liabilities:
Accounts receivable, net	4,518	(32,472)
Assets held for sale	698	—
Other current assets	(9,506)	1,211
Accounts payable and accrued liabilities	1,872	10,450
Other noncurrent, net	(21,823)	(7,452)

Net cash provided by operating activities	53,767	47,022

Cash Flows From Investing Activities:
Capital expenditures	(12,272)	(7,387)
Acquisition of businesses	—	(78,174)
Proceeds from sales of property	517	16,782

Net cash used in investing activities	(11,755)	(68,779)

Cash Flows From Financing Activities:
Repayments on credit facility	(61,000)	—
Cash transfers from Helix for investing activities	—	79,800
Cash transfers to Helix from operating activities	—	(58,039)

Net cash provided by (used in) financing activities	(61,000)	21,761

Net increase (decrease) in cash and cash equivalents	(18,988)	4

Cash and cash equivalents:
Balance, beginning of period	22,655	—

Balance, end of period	$3,667	$4

Supplemental Cash Flow Information:
Interest paid	$5,685	$—
Income taxes paid	$26,205	$—
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
     The accompanying condensed consolidated and combined financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2006. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures. Actual results may differ from our estimates. Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated and combined balance sheets, results of operations and cash flows, as applicable. Operating results for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Our balance sheet as of December 31, 2006 included herein has been derived from the audited balance sheet as of December 31, 2006 included in our 2006 Annual Report on Form 10-K. These condensed consolidated and combined financial statements should be read in conjunction with the annual consolidated and combined financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.
2. Related Party Transactions
     Helix provides to the Company certain management and administrative services including: (i) accounting, treasury, payroll and other financial services; (ii) legal and related services; (iii) information systems, network and communication services; (iv) employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs discussed below); and (v) corporate facilities management services. Total allocated costs from Helix for such services were approximately $2.8 million and $5.8 million for the three and six months ended June 30, 2007, respectively, and $4.3 million and $7.5 million for the three and six months ended June 30, 2006, respectively.
     Included in these costs are costs related to the participation by the Company’s employees in Helix employee benefit plans, including employee medical insurance and a defined contribution 401(k) retirement plan. These costs are recorded as a component of operating expenses and were approximately $1.7 million and $3.9 million for the three and six months ended June 30, 2007, respectively, and $1.4 million and $2.8 million for three and six months ended June 30, 2006, respectively.
     The Company provides to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources. Total allocated costs to Helix for such services were approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2007, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2006, respectively.
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
     Pursuant to the Tax Matters Agreement, for a period of up to ten years, the Company is required to make payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by the Company from tax basis adjustments resulting from the “Boot” gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction. As of June 30, 2007, the current tax benefit payable to Helix related to this obligation is $0.4 million.
     In the ordinary course of business, the Company provided marine contracting services to Helix and recognized revenues of $8.2 million and $22.0 million in the three and six months ended June 30, 2007, respectively, and $3.9 million and $5.5 million in the three and six months ended June 30, 2006, respectively. Helix provided ROV services to the Company, and the Company recognized operating expenses of $1.3 million and $3.2 million in the three and six months ended June 30, 2007, respectively, and $1.4 million and $2.2 million for the three and six months ended June 30, 2006, respectively.
     Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash at least quarterly. At June 30, 2007 the net amount receivable from Helix was $0.9 million and will be settled in the third quarter of 2007.

3. Details of Certain Accounts (in thousands)
     Other current assets consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Other receivables	$3,764	$3,134
Insurance claims to be reimbursed	3,902	1,870
Other prepaids	3,304	1,679
Income taxes receivable	5,849	—
Supplies and spare parts inventory	2,790	2,295
Other	80	2,296

	$19,689	$11,274

     Other assets, net, consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Deferred drydock expenses, net	$31,141	$20,069
Equipment deposits	4,375	—
Intangible assets with definite lives, net	2,928	3,159
Deferred financing costs	397	378
Other	540	16

	$39,381	$23,622

     Accrued liabilities consisted of the following as of June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
Accrued payroll and related benefits	$6,025	$7,500
Accrued insurance	4,698	3,367
Insurance claims to be reimbursed	3,902	1,870
Accrued income taxes payable	—	1,201
Other	1,196	5,066

	$15,821	$19,004

4. Equity Investment
     In July 2005, we acquired a 40% minority ownership interest in OTSL in exchange for our DP DSV, Witch Queen. OTSL provides marine construction services to the oil and gas industry in and around Trinidad and Tobago, as well as the U.S. Gulf of Mexico. The Company periodically reviews its equity investments for impairment. Recognition of an impairment would occur when the decline in an investment is deemed other than temporary. During the second quarter 2007, OTSL generated significant operating losses, lost several project bids and ultimately decided to exit the saturation diving market. Based on these events, the Company determined that these events were indicators of an impairment in its investment in OTSL. Additionally, OTSL had a significant working capital deficit which would require a cash infusion before the end of the year to fund operations and working capital requirements. As a result, the Company evaluated this investment to determine whether a permanent loss in value had occurred. To determine whether OTSL had the ability to sustain a level of earnings that would justify the carrying amount of the investment, the Company considered the near-term and longer-term operating and financial prospects of the entity, and the Company’s longer-term intent of retaining the investment in the entity. Based on this evaluation, the Company determined that there was an other than temporary impairment in OTSL at June 30, 2007 and the full value of its investment in OTSL was impaired and the Company recognized equity losses of OTSL, inclusive of the impairment charge, of $11.8 million in the second quarter of 2007. In accordance with the terms of the OTSL agreement, the Company is not required to make additional investments and has no plans to make additional investments in OTSL. As of December 31, 2006, the Company’s investment in OTSL was $10.9 million.
5. Long-term Debt
     In November 2006, the Company entered into a five-year $250 million revolving credit facility with certain financial institutions. On December 8, 2006, the Company borrowed $79 million under the revolving credit facility and distributed $78 million of those proceeds to Helix as a dividend. On December 21, 2006, the Company borrowed an additional $122 million under the revolving credit facility, all of which was distributed to Helix as a dividend. During the three and six months ended June 30, 2007, the Company recorded interest expense of $2.5 million and $5.3 million, respectively, under this facility. At June 30, 2007, the Company had outstanding debt of $140 million and accrued interest of $209,000 under this credit facility.
     At June 30, 2007 and December 31, 2006, the Company was in compliance with all debt covenants. The credit facility is secured by vessel mortgages on five of its vessels with an aggregate net book value of $121.4 million at June 30, 2007, a pledge of all of the stock of all of its domestic subsidiaries and 66% of the stock of one of its foreign subsidiaries, and a security interest in, among other things, all of its equipment, inventory, accounts receivable and general tangible assets.
6. Commitments and Contingencies
Lease Commitments
     In September 2006 the Company chartered a vessel from an unaffiliated third party for one year for use in the Middle East region. At June 30, 2007, the remaining charter commitment is $6.6 million.
Insurance
     The Company incurs maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. The Company analyzes each claim for potential exposure and estimates the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated and combined balance sheets. Such amounts were $0.2 million and $1.9 million as of June 30, 2007 and December 31, 2006, respectively. The Company has not historically incurred significant losses as a result of claims denied by its insurance carriers.
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
     For the three and six months ended June 30, 2007, $96,000 and $249,000, respectively, was recognized as compensation expense related to restricted shares in Helix incentive plans. For the three and six months ended June 30, 2006, $496,000 and $791,000 respectively, was recognized as compensation expense related to restricted shares in Helix incentive plans.
     Until June 30, 2007, the Company’s employees were also eligible to participate in a qualified, non-compensatory Employee Stock Purchase Plan (“ESPP”) provided by Helix, which allows employees to acquire shares of Helix common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10% of an employee’s base salary or up to $25,000 of our stock value. The Company recognized compensation expense related to stock purchases under the ESPP of $286,000 and $548,000 for the three and six months ended June 30, 2007, respectively, and $166,000 and $331,000 for the three and six months ended June 30, 2006, respectively.
Cal Dive Plans
     Under an incentive plan adopted by the Company on December 9, 2006, as amended and restated and approved by the Company’s stockholders on May 7, 2007, up to 9,000,000 shares of the Company’s common stock may be issued to key personnel and non-employee directors.
     In connection with the closing of the IPO, the Company granted certain officers and employees an aggregate of 618,321 restricted shares under the incentive plan. The shares vest in equal increments over a two-year or five-year period, depending on the specific award. Of these restricted shares, an aggregate of 184,275 shares have not commenced vesting but approximately 109,781 shares will begin to vest in annual 20% increments over a five year period beginning on the first anniversary of the closing of the Company’s acquisition of Horizon (see Note 11) and the remainder will begin to vest in annual 20% increments over a five-year period beginning on the first anniversary of the dates that Helix reduces its ownership percentage to 51% of the Company’s common stock. The market value (based on the price at which the Company’s common stock was sold to the public in its IPO) of the restricted shares was $13.00 per share, or $8,038,173, at the date of grant. Compensation cost for each award is the product of market value of each share and the number of shares granted.
     During the three months ended June 30, 2007, we made restricted share grants of (i) 1,643 shares on May 29, 2007 which vest 20% per year over a five-year period, and (ii) 3,250 shares on June 30, 2007 which vest 100% on January 1, 2009. The market value of the restricted shares was $15.21 and $16.63 per share at the date of the grant, respectively.
     During the three months ended March 31, 2007, we made restricted share grants of (i) 24,894 shares on February 5, 2007 which vest 20% per year over a five-year period, and (ii) 4,836 shares on March 31, 2007 which vest 100% on January 1, 2009. The market value of the restricted shares was $12.05 and $12.21 per share at the date of the grant, respectively.
     Compensation cost is recognized over the respective vesting periods on a straight-line basis. For the three and six months ended June 30, 2007, compensation expense related to restricted shares was $519,000 and $1,022,000, respectively. Future compensation cost associated with unvested restricted stock awards at June 30, 2007 totaled approximately $7.7 million.
     On December 9, 2006, the Company also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or the last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10% of an employee’s base salary or up to $25,000 of our stock value. The Company may issue a total of 1,500,000 shares of common stock under the plan. The Company’s employees may first participate in the plan for the subscription period that commences on July 1, 2007.

8. Income Taxes
     The effective tax rates of 47.3% and 39.4% for the three and six months ended June 30, 2007, respectively, were higher than the effective tax rates of 35.0% and 35.1% for the respective periods in 2006. The rate increase is primarily attributable to non-cash equity losses and related impairment charge in connection with the Company’s investment in OTSL for which minimal tax benefit was recorded and a nondeductible cash settlement of $2 million to be paid for a civil claim by the Department of Justice related to the consent decree the Company entered into in connection with the Acergy and Torch acquisitions in 2005. This increase was partially offset by lower effective tax rates in foreign jurisdictions.
     CDI adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. The impact of the adoption of FIN 48 was immaterial on our financial position, results of operations and cash flows. CDI records tax related interest in interest expense and tax penalties in operating expenses as allowed under FIN 48. As of June 30, 2007, we had no material unrecognized tax benefits and no material interest and penalties were recognized.
     The Company files tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. CDI anticipates that any potential adjustments to its state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on its financial position. For tax periods prior to December 14, 2006, the operations of the Company were included in a consolidated federal income tax return filed by Helix. Helix is generally responsible for all federal, state, local and foreign income taxes that are imposed on or attributable to the Company or its subsidiaries for all tax periods (or portions thereof) ending prior to the Company’s initial public offering (or December 14, 2006). The Company is generally responsible for all federal, state, local and foreign income taxes that are imposed on or attributable to the Company or its subsidiaries for all tax periods (or portions thereof) ending after the Company’s initial public offering (or December 14, 2006). The tax period ending December 31, 2006, the Company’s initial return, remains subject to examination by the U.S. Internal Revenue Service.
9. Business Segment Information
     The Company has one reportable segment, Marine Contracting. The Company performs a portion of its marine contracting services in foreign waters. The Company derived revenues of $36.2 million and $66.2 million for the three and six months ended June 30, 2007, respectively, and $14.9 million and $30.8 million for the three and six months ended June 30, 2006, respectively, from foreign locations. The remainder of the Company’s revenues were generated in the U.S. Gulf of Mexico.
10. Recently Issued Accounting Principles
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
11. Acquisition of Horizon Offshore, Inc.
     On June 11, 2007 the Company and Horizon Offshore, Inc. (“Horizon”) announced that they had entered into an agreement under which the Company will acquire Horizon in a transaction valued at approximately $650 million, including approximately $22 million of Horizon’s net debt as of March 31, 2007. Under the terms of the agreement, Horizon stockholders will receive a combination of 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, or an estimated total of 20.4 million Cal Dive shares and $302.5 million in cash. The boards of directors of Cal Dive and Horizon unanimously approved the transaction. Closing of the transaction is subject to regulatory approvals and other customary conditions, as well as Horizon stockholder approval. In limited circumstances, if Horizon fails to close the transaction, it must pay the Company a termination fee of $18.9 million. The Company obtained a commitment from a bank to fund the cash portion of the transaction through a $675 million commitment from a bank, consisting of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.
12. Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any. The computation of basic and diluted EPS amounts were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007		June 30, 2007
	Income	Shares	Income	Shares
Earnings applicable per common share — Basic	$11,565	83,680	$41,628	83,680
Restricted shares	—	121	—	66

Earnings applicable per common share — Diluted	$11,565	83,801	$41,628	83,746

For the three and six months ended June 30, 2006, basic and diluted earnings per share were the same as there were no dilutive securities during these periods.
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
Overview
Recent Developments
     On June 11, 2007 the Company and Horizon Offshore, Inc. (“Horizon”) announced that they had entered into an agreement under which the Company will acquire Horizon in a transaction valued at approximately $650 million, including approximately $22 million of Horizon’s net debt as of March 31, 2007. Under the terms of the agreement, Horizon stockholders will receive a combination of 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, or an estimated total of 20.4 million Cal Dive shares and $302.5 million in cash. The boards of directors of Cal Dive and Horizon unanimously approved the transaction. Closing of the transaction is subject to regulatory approvals and other customary conditions, as well as Horizon stockholder approval, and is expected to occur in the second half of 2007. In limited circumstances, if Horizon fails to close the transaction, it must pay the Company a termination fee of $18.9 million. The Company obtained a commitment from a bank to fund the cash portion of the transaction through a $675 million commitment from a bank, consisting of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.
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
Recently Issued Accounting Principles
     In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.
     In February 2007, the FASB issued SFAS No. 159, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of this statement.

Results of Operations
Comparison of Three Months Ended June 30, 2007 and 2006
     Revenues. For the three months ended June 30, 2007, our revenues increased $10.5 million, or 8%, to $135.3 million, compared to $124.8 million for the three months ended June 30, 2006. This increase was primarily a result of the initial deployment of certain assets we acquired through the Torch, Acergy and Fraser Diving acquisitions subsequent to the first quarter of 2006. Revenue derived from these assets was $33.7 million in the second quarter of 2007. This increase was partially offset by an increased number of out of service days relating to regulatory drydocks and vessel upgrades during the second quarter of 2007. The Company incurred 343 out of service days relating to drydocks and upgrades in the second quarter of 2007 compared to 235 days during the second quarter of 2006. The out of service days in the second quarter 2007 represent approximately 59% of the total estimated days for 2007 with 18% of the total estimated out of service days remaining for the second half of 2007. The majority of the out of service days in the second quarter of 2007 related to the saturation diving vessels which are comparatively the Company’s largest contributors to revenues and gross profit.
     Gross profit. Gross profit for the three months ended June 30, 2007 decreased $15.4 million, or 25%, to $45.6 million, compared to $60.9 million for the three months ended June 30, 2006. This decrease was attributable to increased out of service days referred to above and increased depreciation and deferred drydock amortization. Gross margins decreased to 34% for the three months ended June 30, 2007 from 49% in the three months ended June 30, 2006 due to increased out of service days, certain lower margin contracts entered into and assumed in connection with the Fraser acquisition and increased depreciation and amortization related to deferred drydock costs on newly deployed vessels and other vessel upgrades.
     Selling and administrative expenses. Selling and administrative expenses of $11.1 million for the three months ended June 30, 2007 were $1.7 million higher than the $9.4 million incurred in the three months ended June 30, 2006 primarily due to a $2 million anticipated cash settlement, subject to final negotiation of a court-approved settlement agreement, with the Department of Justice related to a civil claim alleging that the Company violated the consent decree entered into in connection with the Acergy and Torch acquisitions by failing to divest certain divestiture assets in accordance with terms of the consent decree. Selling and administrative expenses were 8.2% of revenues for the three months ended June 30, 2007, and 7.5% of revenues for the three months ended June 30, 2006.
     Net interest expense. Net interest expense in the second quarter of 2007 was $2.4 million as compared to $13,000 net interest expense in the second quarter of 2006. Interest expense in the quarter is due to debt assumed in connection with the Company’s IPO in December 2006.
     Equity in earnings (loss) of investment, inclusive of impairment. During the second quarter 2007, OTSL generated significant operating losses, lost several project bids and ultimately decided to exit the saturation diving market. These impairment indicators required the Company to consider the short-term and long-term operating and financial prospects of OTSL in evaluating its investment in the entity. The Company determined that its remaining investment was impaired and recorded an impairment charge equal to the amount of its remaining investment.
     Income taxes. Income taxes were $10.4 million and $18.0 million for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate for the respective periods was 47.3% for 2007 and 35.0% for 2006. The rate increase was primarily due to minimal tax benefit relating to equity in losses and impairment of the Company’s investment in OTSL and no tax benefit from the anticipated settlement with the Department of Justice which was expensed during the second quarter of 2007.
     Net income. Net income of $11.6 million for the three months ended June 30, 2007 was $21.9 million less than net income of $33.4 million for the three months ended June 30, 2006 as a result of the factors described above.
Comparison of Six Months Ended June 30, 2007 and 2006
     Revenues. For the six months ended June 30, 2007, our revenues increased $39.9 million, or 16%, to $284.5 million, compared to $244.6 million for the six months ended June 30, 2006. This increase was primarily a result of the initial deployment of certain assets we acquired through the Torch, Acergy and Fraser Diving acquisitions subsequent to the first quarter of 2006. Revenue derived from these assets was $82.3 million in the first six months of 2007. As an offset to this increase, we did not operate two vessels (one owned and one chartered) in the first quarter of 2007 that we operated in the first quarter of 2006. Revenue from these two vessels in the first quarter of 2006 was $15.0 million. Additionally, the 2007 six month increase was partially offset by an increased number of out of service days relating to regulatory dry docks and vessel upgrades during the first half of 2007.
     Gross profit. Gross profit for the six months ended June 30, 2007 decreased $7.6 million, or 7%, to $103.5 million, compared to $111.1 million for the six months ended June 30, 2006. This decrease was attributable to increased out of services days referred to above and increased depreciation and deferred drydock amortization. Gross margins decreased to 36% for the six months ended June 30, 2007 from 45% in the six months ended June 30, 2006 due to increased out of service days, certain lower margin contracts entered into and assumed in connection with the Fraser acquisition and increased depreciation and amortization related to deferred drydock costs on newly deployed vessels and other vessel upgrades.
     Selling and administrative expenses. Selling and administrative expenses of $20.8 million for the six months ended June 30, 2007 were $5.3 million higher than the $15.5 million incurred in the six months ended June 30, 2006 primarily due to the above noted $2 million anticipated cash settlement with the Department of Justice, the addition of the Fraser Diving business, additional personnel for international expansion, increased employee benefit insurance rates and new public company costs including investor relations, legal and audit expenses. Selling and administrative expenses were 7% of revenues for the six months ended June 30, 2007, and 6% of revenues for the six months ended June 30, 2006.
     Equity in earnings (loss) of investment, net of impairment. During the second quarter 2007, OTSL generated significant operating losses, lost several project bids and ultimately decided to exit the saturation diving market. These impairment indicators required the Company to consider the short-term and long-term operating and financial prospects of OTSL in evaluating its investment in the entity. The Company determined that its remaining investment was impaired and recorded an impairment charge equal to the amount of its remaining investment.
     Net interest income (expense). Net interest expense in the first six months of 2007 was $5.0 million as compared to net interest income of $0.3 million in the first six months of 2006. Interest expense in 2007 is related to debt assumed in connection with the Company’s IPO in December 2006.
     Income taxes. Income taxes were $27.0 million and $34.7 million for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the respective periods was 39.4% for 2007 and 35.1% for 2006. The rate increase was primarily due to minimal tax benefit relating to equity in losses and the impairment of the Company’s investment in OTSL and no tax benefit from the anticipated settlement with the Department of Justice which was expensed during the second quarter of 2007.
     Net income. Net income of $41.6 million for the six months ended June 30, 2007 was $22.6 million less than net income of $64.2 million for the six months ended June 30, 2006 as a result of the factors described above.
Vessel Utilization
     The following table shows the size of our fleet and effective utilization of our vessels during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Number of	Utilization	Number of	Utilization	Number of	Utilization	Number of	Utilization
	Vessels (1)	(2)	Vessels (1)	(2)	Vessels (1)	(2)	Vessels (1)	(2)
Saturation diving	8	88%	7	97%	8	91%	7	95%
Surface and mixed gas diving	15	70%	15	98%	15	67%	15	98%
Shallow water pipelay	2	98%	2	100%	2	97%	2	100%

Entire fleet	25	77%	24	98%	25	76%	24	97%

(1)	As of the end of the period and excluding acquired vessels prior to their in-service dates, vessels taken out of service prior to their disposition and vessels jointly owned with a third party.

(2)	Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect acquired vessels prior to their in-service dates, vessels in drydocking, vessels taken out of service for upgrades or prior to their disposition and vessels jointly owned with a third party.
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
     In November 2006, we entered into a five-year $250 million revolving credit facility with certain financial institutions. The revolving loans under this facility mature in November 2011. On December 8, 2006, we borrowed $79 million under the revolving credit facility and distributed $78 million of those proceeds to Helix as a dividend. On December 21, 2006, we borrowed an additional $122 million under the revolving credit facility, all of which was distributed to Helix as a dividend. At June 30, 2007, we had outstanding debt of $140 million and accrued interest of $209,000 under this credit facility. At July 27, 2007, we had outstanding debt of $138 million under the facility. We may pay down or borrow from this revolving credit facility as business needs merit. See “Revolving Credit Facility” below.
Cash Flows
     Operating activities. Cash flow from operating activities in the first six months of 2007 was $53.8 million, an increase of $6.7 million from the $47.0 million provided during the six months ended June 30, 2006. The primary driver for this increase as compared to the prior year six month period was improved accounts receivable collections of $37.0 million partially offset by an increase of $12.5 million in cash used for regulatory drydocks, an increase in income taxes receivable of $5.8 million, and increased other current prepaids, deposits and receivables of $4.3 million.
     Investing Activities. Investing activities consist principally of strategic business and asset acquisitions, capital improvements to existing vessels and purchases of operations support facilities and equipment. Net cash used in investing activities was $11.8 million and $68.8 million for the six months ended June 30, 2007 and 2006, respectively.
     Capital expenditures in the six months ended June 30, 2007 included $12.3 million primarily related to vessel upgrades, equipment purchases and leasehold improvements. Acquisitions and capital expenditures in the first half of 2006 included the purchases of the DLB801 in January 2006 for approximately $38.0 million and the Kestrel in March 2006 for approximately $39.9 million, as well as $7.4 million primarily related to vessel upgrades.
     Financing activities. Prior to our IPO, we historically operated within Helix’s corporate cash management program. We financed seasonal operating requirements through Helix’s internally generated funds and borrowings under credit facilities on a consolidated basis. In connection with our IPO in December 2006, we borrowed $201 million under our revolving credit facility. In the first six months of 2007 we repaid $61.0 million of this debt.

Capital Expenditures
     We incur capital expenditures for recertification costs relating to regulatory drydocks (included in other assets, net) as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Total capital expenditures inclusive of drydock costs forecasted for 2007 include $22.9 million for recertification costs and $41.5 million for vessel improvements, equipment purchases and operating lease improvements. We also incur capital expenditures for strategic investments and acquisitions. During the three and six months ended June 30, 2007, we incurred $9.8 million and $18.1 million, respectively, for recertification costs and $10.1 million and $12.3 million, respectively, for vessel improvements, equipment purchases and operating lease improvements.
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
     The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements of EBITDA to fixed charges, funded debt to EBITDA, collateral value to outstanding loans and other specified obligations of us to the lenders and limitations on amount of capital expenditures incurred. The credit facility is secured by vessel mortgages on five of our vessels with an aggregate net book value of $121.4 million at June 30, 2007, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of one of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets. At June 30, 2007, we were in compliance with all debt covenants.
     At June 30, 2007 there was $110.0 million available under the revolving credit facility, and at July 27, 2007 there was $111.5 million available under the facility. We expect to utilize availability under the revolving credit facility for growth initiatives, working capital and other general corporate purposes.
Contractual and Other Obligations
     In September 2006 the Company chartered a vessel for one year for use in the Middle East region. At June 30, 2007, the remaining charter commitment is $6.6 million.
     At June 30, 2007, our contractual obligations for long-term debt, payables and operating leases were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(in thousands)
Payable to Helix	$8,831	$3,995	$2,643	$1,622	$571
Noncancelable operating leases and charters	17,873	8,124	2,672	1,870	5,207
Long-term debt	140,000	—	—	140,000	—
Acquisition of Horizon (1)	302,500	302,500	—	—	—

Total cash obligations	$469,204	$314,619	$5,315	$143,492	$5,778

(1)	Related to the cash portion of CDI’s pending Horizon acquisition. The Company has obtained a commitment for long-term financing to fund the cash portion of the acquisition. See “Notes to Condensed Consolidated and Combined Financial Statements (Unaudited) – Note 11” included herein for detailed discussion of this transaction.
Off-Balance Sheet Arrangements
     As of June 30, 2007, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated and combined financial statements contained in our 2006 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Risk Management
     We could be exposed to market risk related to interest rates in the future. We have approximately $140 million outstanding under our revolving credit facility as of June 30, 2007. Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay. The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points. Based on this hypothetical assumption, we would have incurred an additional $418,000 and $859,000 in interest expense for the three and six months ended June 30, 2007, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2007, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, management, including the CEO and CFO, concluded that as of June 30, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.
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
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders held on May 7, 2007, the following proposals were adopted by the margins indicated:
     1. To elect two Class I directors, each to serve until the annual meeting of stockholders of the Company to be held in 2010 and until his succession is duly elected and has qualified:

		WITHHOLD
	FOR	AUTHORITY
Owen E. Kratz	73,022,182	9,418,590

David E. Preng	81,456,590	984,182
     The following directors continue to serve on our board following this action: William L. Transier, Todd A. Dittmann, Martin R. Ferron and Quinn J. Hébert.
     2. To approve the Amended and Restated 2006 Long Term Incentive Plan:

FOR	73,939,134

AGAINST	4,270,872

ABSTAIN	35,300
Item 6. Exhibits
     The following exhibits are filed as part of this quarterly report:

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of June 11, 2007 by and among Cal Dive International, Inc., Cal Dive Acquisition, LLC and Horizon Offshore, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc. (2)

3.2	Amended and Restated Bylaws of Cal Dive International, Inc. (2)

4.1	Specimen Common Stock certificate of Cal Dive International, Inc. (3)

10.1	Amended and Restated 2006 Long Term Incentive Plan (4) (5)

10.2	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and named executive officers (4) (5)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 12, 2007.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-134609) initially filed with the Commission on May 31, 2006, as amended.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 11, 2007.

(5)	Compensatory plan or arrangement.
Items 1, 2, 3 and 5 are not applicable and have been omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2007.

CAL DIVE INTERNATIONAL, INC.
By:	/s/ Quinn J. Hébert
Quinn J. Hébert
President and Chief Executive Officer

By:	/s/ G. Kregg Lunsford
G. Kregg Lunsford
Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of June 11, 2007 by and among Cal Dive International, Inc., Cal Dive Acquisition, LLC and Horizon Offshore, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc. (2)

3.2	Amended and Restated Bylaws of Cal Dive International, Inc. (2)

4.1	Specimen Common Stock certificate of Cal Dive International, Inc. (3)

10.1	Amended and Restated 2006 Long Term Incentive Plan (4) (5)

10.2	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and named executive officers (4) (5)

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed June 12, 2007.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-134609) initially filed with the Commission on May 31, 2006, as amended.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed May 11, 2007.

(5)	Compensatory plan or arrangement.