Form 10-Q
period 2007-09-30
Cal Dive International, Inc.
filed 2007-11-01
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33206

CAL DIVE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1500501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Sam Houston Parkway, E., Suite 1000 Houston, Texas (Address of Principal Executive Offices)	77060 (Zip Code)

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

As of October 31, 2007, the Registrant had 84,328,915 shares of Common Stock, $.01 par value per share,  outstanding.

CAL DIVE INTERNATIONAL, INC.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share par value)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 16,294	$ 22,655
Accounts receivable -
Trade, net of allowance for doubtful accounts of $0 and $169, respectively	134,050	93,748
Unbilled revenue	16,979	33,869
Net receivable from Helix	3,837	1,626
Deferred income taxes	3,137	1,869
Assets held for sale	—	698
Notes receivable	1,943	3,008
Other current assets	17,615	11,274
Total current assets	193,855	168,747

Property and equipment	318,746	293,929
Less - Accumulated depreciation	(88,184)	(71,682)
	230,562	222,247

Other assets:
Equity investment	—	10,871
Goodwill	26,802	26,666
Other assets, net	35,033	23,622
Total assets	$ 486,252	$ 452,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 49,839	$ 39,810
Accrued liabilities	41,388	19,004
Total current liabilities	91,227	58,814

Long-term debt	117,000	201,000
Long-term payable to Helix	7,074	11,028
Deferred income taxes	29,725	20,824
Other long term liabilities	1,795	2,726
Total liabilities	246,821	294,392

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 84,331 and 84,298 shares, respectively	843	843
Capital in excess of par value of common stock	157,399	154,898
Retained earnings	81,189	2,020
Total stockholders’ equity	239,431	157,761
Total liabilities and stockholders’ equity	$ 486,252	$ 452,153

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$176,928	$128,364	$461,412	$372,918
Cost of sales	106,989	70,626	287,956	204,031
Gross profit	69,939	57,738	173,456	168,887
Gain on sale of assets	158	39	1,852	322
Selling and administrative expenses	13,104	9,695	33,870	25,210
Income from operations	56,993	48,082	141,438	143,999
Equity in losses of investment, inclusive of impairment charge	—	(3,237)	(10,841)	(587)
Net interest income (expense)	(2,082)	48	(7,040)	364
Income before income taxes	54,911	44,893	123,557	143,776
Provision for income taxes	17,369	15,842	44,387	50,531
Net income	$ 37,542	$ 29,051	$ 79,170	$ 93,245
Earnings per common share:
Basic	$ 0.45	$ 0.47	$ 0.95	$ 1.52
Diluted	$ 0.45	$ 0.47	$ 0.94	$ 1.52
Weighted average common shares outstanding:
Basic	83,680	61,507	83,680	61,507
Diluted	83,850	61,507	83,790	61,507

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$79,170	$93,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,702	17,047
Stock compensation expense	2,501	1,821
Equity in losses of investment, inclusive of impairment charge	10,841	728
Deferred income taxes	7,633	4,561
Gain on sale of assets	(1,852)	(322)
Changes in operating assets and liabilities:
Accounts receivable, net	(25,624)	(14,793)
Assets held for sale	698	—
Other current assets	(1,618)	(3,741)
Accounts payable and accrued liabilities	31,585	20,749
Other noncurrent, net	(28,524)	(11,463)
Net cash provided by operating activities	103,512	107,832
Cash Flows From Investing Activities:
Capital expenditures	(26,390)	(21,055)
Acquisition of businesses	—	(100,660)
Proceeds from sales of property	517	15,679
Net cash used in investing activities	(25,873)	(106,036)
Cash Flows From Financing Activities:
Repayments on credit facility	(84,000)	—
Cash transfers from Helix for investing activities	—	106,036
Cash transfers to Helix from operating activities	—	(105,784)
Net cash provided by (used in) financing activities	(84,000)	252
Net increase (decrease) in cash and cash equivalents	(6,361)	2,048
Cash and cash equivalents:
Balance, beginning of period	22,655	—
Balance, end of period	$16,294	$2,048
Supplemental Cash Flow Information:
Interest paid	$7,873	$—
Income taxes paid	$26,854	$—

The accompanying notes are an integral part of these condensed consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (unaudited)

1.   Preparation of Interim Financial Statements

Prior to December 14, 2006, Cal Dive International, Inc., its subsidiaries and its operations (the “Company”) were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”). On February 27, 2006, Helix announced a plan to separate its shallow water marine contracting business into a separate company. As part of the plan, on December 11, 2006, Helix and its subsidiaries contributed and transferred to the Company all of the assets and liabilities of the shallow water marine contracting business, and on December 14, 2006 the Company, through an initial public offering (“IPO”), issued 22,173,000 shares of its common stock representing approximately 27% of the Company’s common stock. Following the contribution and transfer by Helix, the Company owns and operates a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet, as well as three shallow water pipelay vessels.

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

Certain management, administrative and operational services of Helix have been shared between the shallow water marine contracting business and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs for these shared services has been allocated to the Company based on actual direct costs incurred, headcount, work hours and revenues. See Note 2 — “Related Party Transactions.”

These interim condensed consolidated and combined financial statements are unaudited and have been prepared pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles.

The accompanying condensed consolidated and combined financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2006.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated and combined balance sheets, results of operations and cash flows, as applicable.  Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Our balance sheet as of December 31, 2006 included herein has been derived from the audited balance sheet as of December 31, 2006 included in our 2006 Annual Report on Form 10-K.  These condensed consolidated and combined financial statements should be read in conjunction with the annual consolidated and combined financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

2.   Related Party Transactions

Helix provides to the Company certain management and administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services; (iii) information systems, network and communication services; (iv) employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs discussed below); and (v) corporate facilities management services. Total allocated costs from Helix for such services were approximately $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, and $3.4 million and $10.9 million for the three and nine months ended September 30, 2006, respectively.

Included in the costs for 2006 are costs related to the participation by the Company’s employees in Helix employee benefit plans, including employee medical insurance and a defined contribution 401(k) retirement plan. These costs are recorded as a component of operating expenses and were approximately $1.5 million and $4.3 million for three and nine months ended September 30, 2006, respectively.  In January 2007, the Company began paying directly for its own employee medical insurance and 401(k) contribution costs.

The Company provides to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources. Total allocated costs to Helix for such services were approximately $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2006, respectively.

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

Pursuant to the Tax Matters Agreement, for a period of up to ten years, the Company is required to make payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by the Company from tax basis adjustments resulting from the “Boot” gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction.  As of September 30, 2007, the current and long-term tax benefit payables to Helix related to this obligation are $0.4 million and $7.1 million, respectively.

In the ordinary course of business, the Company provided marine contracting services to Helix and recognized revenues of $24.9 million and $49.0 million in the three and nine months ended September 30, 2007, respectively, and $12.0 million and $18.8 million in the three and nine months ended September 30, 2006, respectively.  Helix provided ROV services to the Company, and the Company recognized operating expenses of $1.9 million and $5.2 million in the three and nine months ended September 30, 2007, respectively, and $1.9 million and $4.1 million for the three and nine months ended September 30, 2006, respectively.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash at least quarterly.  At September 30, 2007 the net amount receivable from Helix was $3.8 million and will be settled in the fourth quarter of 2007.

3.   Details of Certain Accounts (in thousands)

Other current assets consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Other receivables	$3,664	$ 3,134
Insurance claims to be reimbursed	5,809	1,870

Other prepaids	5,056	1,679
Supplies and spare parts inventory	3,086	2,295
Other	—	2,296
	$ 17,615	$ 11,274

Other assets, net, consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Deferred drydock expenses, net	$ 26,813	$ 20,069
Equipment deposits	5,032	—
Intangible assets with definite lives, net	2,812	3,159
Deferred financing costs	376	378
Other	—	16
	$ 35,033	$ 23,622

Accrued liabilities consisted of the following as of September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Accrued payroll and related benefits	$ 13,813	$ 7,500
Accrued insurance	5,599	3,367
Insurance claims to be reimbursed	5,809	1,870
Accrued income taxes payable	10,945	1,201
Other	5,222	5,066
	$ 41,388	$ 19,004

4.   Equity Investment

In July 2005, we acquired a 40% minority ownership interest in OTSL in exchange for our DP DSV, Witch Queen.  OTSL provides marine construction services to the oil and gas industry in and around Trinidad and Tobago. During the second quarter 2007, the Company determined that there was an other than temporary impairment in OTSL and the full value of its investment in OTSL was impaired.  The Company recognized equity losses of OTSL, inclusive of the impairment charge, of $11.8 million in the second quarter of 2007.

5.   Long-term Debt

In November 2006, the Company entered into a five-year $250.0 million revolving credit facility with certain financial institutions. On December 8, 2006, the Company borrowed $79.0 million under the revolving credit facility and distributed $78.0 million of those proceeds to Helix as a dividend. On December 21, 2006, the Company borrowed an additional $122.0 million under the revolving credit facility, all of which was distributed to Helix as a dividend.  During the three and nine months ended September 30, 2007, the Company recorded interest expense of $2.1 million and $7.5 million, respectively, under this facility.  At September 30, 2007, the Company had outstanding debt of $117.0 million and accrued interest of $138,000 under this credit facility.

At September 30, 2007 and December 31, 2006, the Company was in compliance with all debt covenants.  The credit facility is secured by vessel mortgages on five of its vessels with an aggregate net book value of $126.3 million at September 30, 2007, a pledge of all of the stock of all of its domestic subsidiaries and 66% of the stock of one of its foreign subsidiaries, and a security interest in, among other things, all of its equipment, inventory, accounts receivable and general tangible assets.

6.   Commitments and Contingencies

Insurance

The Company incurs maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. The Company analyzes each claim for potential exposure and estimates the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated and combined balance sheets.  Such amounts were $5.8 million and $1.9 million as of September 30, 2007 and December 31, 2006, respectively.  The Company has not historically incurred significant losses as a result of claims denied by its insurance carriers.

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

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” and began accounting for stock-based compensation plans under the fair value method beginning January 1, 2006 and continues to use the Black-Scholes fair value model for valuing share-based payments and recognizes compensation cost on a straight-line basis over the respective vesting period. No forfeitures were estimated for outstanding unvested options and restricted shares as historical forfeitures have been immaterial. There were no stock option grants in the first three quarters of 2007 or 2006.

For the three and nine months ended September 30, 2007, $85,000 and $333,000, respectively, was recognized as compensation expense related to restricted shares in Helix incentive plans.  For the three and nine months ended September 30, 2006, $1.0 million and $1.8 million respectively, was recognized as compensation expense related to restricted shares in Helix incentive plans.

Until June 30, 2007, the Company’s employees were also eligible to participate in a qualified, non-compensatory Employee Stock Purchase Plan (“ESPP”) provided by Helix, which allows employees to acquire shares of Helix common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10% of an employee’s base salary up to $25,000 of our stock value. The Company recognized compensation expense related to stock purchases under the Helix ESPP of $548,000 for the six months ended June 30, 2007, and $342,000 and $673,000 for the three and nine months ended September 30, 2006, respectively.

Cal Dive Plans

Under an incentive plan adopted by the Company on December 9, 2006, as amended and restated and approved by the Company’s stockholders on May 7, 2007, up to 9,000,000 shares of the Company’s common stock may be issued to key personnel and non-employee directors.

During the three months ended September 30, 2007, we made restricted share grants of 3,520 shares on September 30, 2007, which vest 100% on January 1, 2009.  The market value of the restricted shares was $15.00 per share at the date of grant.

Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the three and nine months ended September 30, 2007, compensation expense related to restricted shares was $536,000 and $1.6 million, respectively.  Future compensation cost associated with unvested restricted stock awards at September 30, 2007 totaled approximately $7.2 million.

On December 9, 2006, the Company also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of the common stock on either the first or the last day of the subscription period, whichever is lower.  Purchases under the plan are limited to 10% of an employee’s base salary up to $25,000 of our stock value.  The Company may issue a total of 1,500,000 shares of common stock under the plan.  The Company’s employees first participated in the plan for the subscription period that commenced on July 1, 2007.  The Company recognized compensation expense related to stock purchase under the Cal Dive ESPP of $300,000 for the three and nine months ended September 30, 2007.

8.   Income Taxes

The effective tax rate of 31.6% for the three months ended September 30, 2007 was lower than the effective tax rate of 35.3% for the third quarter of 2006 due to an increased percentage of income being earned in foreign jurisdictions with lower tax rates.  The effective tax rate of 35.9% for the nine months ended September 30, 2007 was higher than the effective tax rate of 35.2% for the first nine months of 2006 due primarily to second quarter 2007 non-cash equity losses and related impairment charge in connection with the Company’s investment in OTSL for which minimal tax benefit was recorded and a nondeductible cash settlement of $2.0 million to be paid for a civil claim by the Department of Justice related to the consent decree the Company entered into in connection with the Acergy and Torch acquisitions in 2005. This increase was partially offset by lower effective tax rates in foreign jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  The impact of the adoption of FIN 48 was immaterial on our financial position, results of operations and cash flows.  The Company records tax related interest in interest expense and tax penalties in operating expenses as allowed under FIN 48. As of September 30, 2007, we had no material unrecognized tax benefits and no material interest and penalties were recognized.

The Company files tax returns in the U.S. and in various state, local and non-U.S. jurisdictions.  The Company anticipates that any potential adjustments to its state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on its financial position.  For tax periods prior to December 14, 2006, the operations of the Company were included in a consolidated federal income tax return filed by Helix. Helix is generally responsible for all federal, state, local and foreign income taxes that are imposed on or attributable to the Company or its subsidiaries for all tax periods (or portions thereof) ending prior to the Company’s initial public offering (or December 14, 2006).  The Company is generally responsible for all federal, state, local and foreign income taxes that are imposed on or attributable to the Company or its subsidiaries for all tax periods (or portions thereof) ending after the Company’s initial public offering (or December 14, 2006).  The Company’s initial return for the tax period ended December 31, 2006 remains subject to examination by the U.S. Internal Revenue Service.

9.   Business Segment Information

The Company has one reportable segment, Marine Contracting. The Company performs a portion of its marine contracting services in foreign waters. The Company derived revenues of $35.2 million and $100.9 million for the three and nine months ended September 30, 2007, respectively, and $19.0 million and $49.8 million for the three and nine months ended September 30, 2006, respectively, from foreign locations. The remainder of the Company’s revenues were generated in the U.S. Gulf of Mexico.

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

11.   Acquisition of Horizon Offshore, Inc.

On June 11, 2007 the Company and Horizon Offshore, Inc. (“Horizon”) announced that they had entered into an agreement under which the Company will acquire Horizon in a transaction valued at approximately $650.0 million, including approximately $22.0 million of Horizon’s net debt as of March 31, 2007. Under the terms of the agreement, Horizon stockholders will receive a combination of 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, or an estimated total of 20.4 million Cal Dive shares and $302.5 million in cash. The boards of directors of Cal Dive and Horizon unanimously approved the transaction. Closing of the transaction is subject to regulatory approvals and other customary conditions, as well as Horizon stockholder approval, and is expected to occur in the fourth quarter of 2007.  In limited circumstances, if Horizon fails to close the transaction, it must pay the Company a termination fee of $18.9 million.  The cash portion of the transaction will be funded through a $675.0 million commitment from a bank, consisting of a $375.0 million senior secured term loan and a $300.0 million senior secured revolving credit facility.  On September 28, 2007, the parties each received a request for additional information from the Antitrust Division of the U.S. Department of Justice.  The request was issued under the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and has the effect of extending the waiting period for a period of 30 calendar days from the date of the parties’ substantial compliance with the request.

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

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Income	Shares	Income	Shares
Earnings applicable per common share - Basic	$ 37,542	83,680	$ 79,170	83,680
Effect of dilutive securities:
Restricted shares	—	164	—	108
Employee stock purchase plan	—	6	—	2
Earnings applicable per common share - Diluted	$ 37,542	83,850	$ 79,170	83,790

For the three and nine months ended September 30, 2006, basic and diluted earnings per share were the same as there were no dilutive securities outstanding during these periods.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains forward-looking statements that involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  You can identify these forward-looking statements by the fact that they do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  These statements speak only as of the date when made and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from our expectations include: changes in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, risks associated with our relationship with Helix, our controlling stockholder, and other risks detailed in Part I, Item 1A - Risk Factors in our 2006 Annual Report on Form 10-K.

Overview

Recent Developments

On June 11, 2007 the Company and Horizon Offshore, Inc. (“Horizon”) announced that they had entered into an agreement under which the Company will acquire Horizon in a transaction valued at approximately $650.0 million, including approximately $22.0 million of Horizon’s net debt as of March 31, 2007. Under the terms of the agreement, Horizon stockholders will receive a combination of 0.625 shares of Cal Dive common stock and $9.25 in cash for each share of Horizon common stock outstanding, or an estimated total of 20.4 million Cal Dive shares and $302.5 million in cash. The boards of directors of Cal Dive and Horizon unanimously approved the transaction. Closing of the transaction is subject to regulatory approvals and other customary conditions, as well as Horizon stockholder approval, and is expected to occur in the fourth quarter of 2007. In limited circumstances, if Horizon fails to close the transaction, it must pay the Company a termination fee of $18.9 million. The cash portion of the transaction will be funded through a $675.0 million commitment from a bank, consisting of a $375.0 million senior secured term loan and a $300.0 million senior secured revolving credit facility.  On September 28, 2007, the parties each received a request for additional information from the Antitrust Division of the U.S. Department of Justice.  The request was issued under the notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and has the effect of extending the waiting period for a period of 30 calendar days from the date of the parties’ substantial compliance with the request.  Both parties intend to continue to work cooperatively to respond to the request and obtain termination of the waiting period as soon as practicable.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the first quarter, and to a lesser extent during the fourth quarter, due to winter weather conditions in the Gulf of Mexico.  In recent periods, we have not experienced the typical seasonal trends in our business due to the impact of Hurricanes Ivan, Katrina and Rita in the Gulf of Mexico.  However, market conditions are easing from the peak levels experienced in recent quarters as the amount of hurricane-related repair activity moderates, and we are returning to more customary seasonal conditions.  As shown in the table below, this has impacted primarily our surface diving vessels, while utilization for our saturation diving and pipelay vessels has remained strong.

The following table shows the size of our fleet and effective utilization of our vessels during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)
Saturation diving	8	89%	8	91%	8	90%	8	94%
Surface and mixed gas diving	15	69%	15	90%	15	67%	15	95%
Shallow water pipelay	2	98%	2	97%	2	97%	2	99%
Entire fleet	25	78%	25	91%	25	77%	25	95%

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

Results of Operations

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues.  For the three months ended September 30, 2007, our revenues increased $48.6 million, or 37.8%, to $176.9 million, compared to $128.4 million for the three months ended September 30, 2006. This increase was primarily a result of the initial deployment of certain assets we acquired through the Acergy and Fraser Diving acquisitions subsequent to the second quarter of 2006.  Incremental revenue derived from these assets was $42.6 million in the third quarter of 2007.  In addition, an increase in revenues due to higher demand for domestic general diving and higher utilization of our saturation diving vessels and systems was partially offset by a decrease in revenues due to lower utilization of our surface diving vessels.

Gross profit.  Gross profit for the three months ended September 30, 2007 increased $12.2 million, or 21.1%, to $69.9 million, compared to $57.7 million for the three months ended September 30, 2006. This increase was attributable to additional gross profit derived from the initial deployment of certain assets we acquired through the Acergy and Fraser Diving acquisitions subsequent to the second quarter of 2006.  Gross margins decreased to 39.5% for the three months ended September 30, 2007 from 45.0% in the three months ended September 30, 2006 due to lower margin contracts in our international markets and increased depreciation and amortization related to deferred drydock costs on newly deployed vessels and other vessel upgrades.

Selling and administrative expenses.  Selling and administrative expenses of $13.1 million for the three months ended September 30, 2007 were $3.4 million higher than the $9.7 million incurred in the three months ended September 30, 2006 primarily due to $1.2 million in external fees relating to the ongoing integration efforts related to our pending acquisition of Horizon Offshore, increased investment in international overhead and infrastructure and additional incentive compensation accruals.  Selling and administrative expenses were 7.4% of revenues for the three months ended September 30, 2007, and 7.6% of revenues for the three months ended September 30, 2006.

Net interest expense.  Net interest expense in the third quarter of 2007 was $2.1 million as compared to net interest income of $48,000 in the third quarter of 2006.  Interest expense in the quarter is due to debt assumed in connection with the Company’s IPO in December 2006.

Income taxes.  Income taxes were $17.4 million and $15.8 million for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the respective periods was 31.6% for 2007 and 35.3% for 2006.  The rate decrease was primarily due to an increased percentage of income being earned in foreign jurisdictions with lower tax rates.

Net income.  Net income of $37.5 million for the three months ended September 30, 2007 was $8.5 million more than net income of $29.1 million for the three months ended September 30, 2006 as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenues.  For the nine months ended September 30, 2007, our revenues increased $88.5 million, or 23.7%, to $461.4 million, compared to $372.9 million for the nine months ended September 30, 2006. This increase was primarily a result of the initial deployment of certain assets we acquired through the Torch, Acergy and Fraser Diving acquisitions subsequent to the first quarter of 2006.  Incremental revenue derived from these assets was $121.5 million in the first nine months of 2007.  As an offset to this increase, we did not operate two vessels (one owned and one chartered) in the first three quarters of 2007 that we operated in the first three quarters of 2006.  Revenue from these two vessels in the first three quarters of 2006 was $15.0 million.  Additionally, the 2007 nine month increase was partially offset by an increased number of out-of-service days relating to regulatory dry docks and vessel upgrades during 2007.

Gross profit.  Gross profit for the nine months ended September 30, 2007 increased $4.6 million, or 2.7%, to $173.5 million, compared to $168.9 million for the nine months ended September 30, 2006.  This increase was attributable to increased gross profit derived from the initial deployment of certain assets we acquired through the Torch, Acergy and Fraser Diving acquisitions subsequent to the first quarter of 2006, offset by increased out-of-service days referred to above and increased depreciation and deferred drydock amortization.  Gross margins decreased to 37.6% for the nine months ended September 30, 2007 from 45.3% in the nine months ended September 30, 2006 due to increased out-of-service days, certain lower margin contracts entered into and assumed in connection with the Fraser acquisition and increased depreciation and amortization related to deferred drydock costs on newly deployed vessels and other vessel upgrades.

Selling and administrative expenses.  Selling and administrative expenses of $33.9 million for the nine months ended September 30, 2007 were $8.7 million higher than the $25.2 million incurred in the nine months ended September 30, 2006 primarily due to a $2.0 million anticipated cash settlement, subject to final negotiation of a court-approved settlement agreement with the Department of Justice related to a civil claim alleging that the Company violated the consent decree entered into in connection with the Acergy and Torch acquisitions by failing to divest certain divestiture assets in accordance with the terms of the consent decree.  In the nine months ended September 30, 2007, selling and administration expenses were also higher due to $1.2 million in external fees relating to the ongoing integration efforts related to our pending acquisition of Horizon Offshore, increased investment in international overhead and infrastructure, increased employee benefit insurance rates and new public company costs including investor relations, legal and audit expenses. Selling and administrative expenses were 7.3% of revenues for the nine months ended September 30, 2007, and 6.8% of revenues for the nine months ended September 30, 2006.

Equity in losses of investment, inclusive of impairment charge. During the second quarter 2007, the Company determined that its remaining investment in OTSL was impaired and recorded an impairment charge equal to the amount of its remaining investment.

Net interest income (expense).  Net interest expense in the first nine months of 2007 was $7.0 million as compared to net interest income of $0.4 million in the first nine months of 2006.  Interest expense in 2007 is related to debt assumed in connection with the Company’s IPO in December 2006.

Income taxes.  Income taxes were $44.4 million and $50.5 million for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate for the respective periods was 35.9% for 2007 and 35.1% for 2006.  The rate increase was primarily due to minimal tax benefit relating to equity in losses and the impairment of the Company’s investment in OTSL and no tax benefit from the anticipated settlement with the Department of Justice which was expensed during the second quarter of 2007.

Net income.  Net income of $79.2 million for the nine months ended September 30, 2007 was $14.1 million less than net income of $93.2 million for the nine months ended September 30, 2006 as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Prior to December 14, 2006, our working capital requirements and funding for maintenance capital expenditures, strategic investments and acquisitions were part of the corporate-wide cash management program of Helix. As a part of such program, Helix swept all available cash from our operating accounts periodically and did so on the day immediately prior to the effectiveness of our IPO. Subsequent to the offering, we are solely responsible for funding our working capital and other cash requirements.

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

In November 2006, we entered into a five-year $250.0 million revolving credit facility with certain financial institutions.  The revolving loans under this facility mature in November 2011.  On December 8, 2006, we borrowed $79.0 million under the revolving credit facility and distributed $78.0 million of those proceeds to Helix as a dividend.  On December 21, 2006, we borrowed an additional $122.0 million under the revolving credit facility, all of which was distributed to Helix as a dividend.  At September 30, 2007, we had outstanding debt of $117.0 million and accrued interest of $138,000 under this credit facility.  At October 26, 2007, we had outstanding debt of $98.0 million under the facility.  We may pay down or borrow from this revolving credit facility as business needs merit. See “Revolving Credit Facility” below.

Cash Flows

Operating activities.  Cash flow from operating activities in the first nine months of 2007 was $103.5 million, a decrease of $4.3 million from the $107.8 million provided during the nine months ended September 30, 2006. The primary driver for this decrease as compared to the prior year nine month period was a $2.6 million decrease in income from operations.

Investing Activities.  Investing activities consist principally of strategic business and asset acquisitions, capital improvements to existing vessels and purchases of operations support facilities and equipment. Net cash used in investing activities was $25.9 million and $106.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Capital expenditures in the nine months ended September 30, 2007 included $26.4 million primarily related to vessel upgrades, equipment purchases and leasehold improvements.  Acquisitions and capital expenditures in the first nine months of 2006 included the purchases of the DLB801 in January 2006 for approximately $38.0 million and the Kestrel in March 2006 for approximately $39.9 million, and the completion of the Fraser Diving acquisition for $22.5 million (net of $2.3 million of cash acquired), as well as $21.1 million primarily related to vessel upgrades, equipment purchases and leasehold improvements.

Financing activities.  Prior to our IPO, we historically operated within Helix’s corporate cash management program. We financed seasonal operating requirements through Helix’s internally generated funds and borrowings under credit facilities on a consolidated basis.  In connection with our IPO in December 2006, we borrowed $201.0 million under our revolving credit facility.  In the first nine months of 2007 we repaid $84.0 million of this debt.

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks (included in other assets, net) as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Total capital expenditures inclusive of drydock costs forecasted for 2007 include $23.8 million for recertification costs and $41.2 million for vessel improvements, equipment purchases and leasehold improvements.  We also incur capital expenditures for strategic investments and acquisitions. During the three and nine months ended September 30, 2007, we incurred $0.3 million and $18.4 million, respectively, for recertification costs and $14.1 million and $26.4 million, respectively, for vessel improvements, equipment purchases and leasehold improvements.

Revolving Credit Facility

We, along with CDI Vessel Holdings LLC, or Vessel, one of our subsidiaries that acted as borrower, have entered into a secured credit facility with Bank of America, N.A. as administrative agent, J.P. Morgan Securities Inc. and Banc of America Securities LLC as joint lead arrangers, and other financial institutions as lenders and ancillary agents identified therein, pursuant to which Vessel may have outstanding at any one time up to $250.0 million in revolving loans under a five-year revolving credit facility. The loans mature in November 2011. The following is a summary description of the terms of the credit agreement and other loan documents.

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

The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements of EBITDA to fixed charges, funded debt to EBITDA, collateral value to outstanding loans and other specified obligations of us to the lenders and limitations on amount of capital expenditures incurred.  The credit facility is secured by vessel mortgages on five of our vessels with an aggregate net book value of $126.3 million at September 30, 2007, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of one of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets.  At September 30, 2007, we were in compliance with all debt covenants.

At September 30, 2007 there was $132.5 million available under the revolving credit facility, and at October 26, 2007 there was $151.5 million available under the facility.

Contractual and Other Obligations

In September 2006 the Company chartered a vessel for one year for use in the Middle East region.  At September 30, 2007, the remaining charter commitment is $2.4 million.

At September 30, 2007, our contractual obligations for long-term debt, payables and operating leases were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Payable to Helix	$ 7,513	$ 2,677	$ 2,643	$ 1,622	$ 571
Noncancelable operating leases and charters	13,156	3,805	2,510	1,867	4,974
Long-term debt	117,000	—	—	117,000	—
Acquisition of Horizon (1)	302,500	302,500	—	—	—
Total cash obligations	$ 440,169	$ 308,982	$ 5,153	$120,489	$ 5,545

(1) Related to the cash portion of the Company’s pending Horizon acquisition.  The Company has obtained a commitment for long-term financing to fund the cash portion of the acquisition.  See “Notes to Condensed Consolidated and Combined Financial Statements (Unaudited) – Note 11” included herein for detailed discussion of this transaction.

Off-Balance Sheet Arrangements

As of September 30, 2007, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated and combined financial statements contained in our 2006 Form 10-K.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We could be exposed to market risk related to interest rates in the future. We have approximately $117.0 million outstanding under our revolving credit facility as of September 30, 2007. Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  The impact of market risk is estimated using a hypothetical increase in interest rates by 100 basis points.  Based on this hypothetical assumption, we would have incurred an additional $358,000 and $1.2 million in interest expense for the three and nine months ended September 30, 2007, respectively.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of September 30, 2007, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including the CEO and CFO, concluded that as of September 30, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1A.

Risk Factors

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis” of this Form 10-Q and in Part I, Item 1A “Risk Factors” of our 2006 Annual Report on Form 10-K.  There have been no material changes to the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 6.

Exhibits

The following exhibits are filed as part of this quarterly report:

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of June 11, 2007, by and among Cal Dive International, Inc., Cal Dive Acquisition LLC and Horizon Offshore, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.(2)
3.2	Amended and Restated Bylaws of Cal Dive International, Inc. (2)

4.1	Specimen Common Stock certificate of Cal Dive International, Inc. (3)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2007.

CAL DIVE INTERNATIONAL, INC.

By:	/s/ Quinn J. Hébert
Quinn J. Hébert President and Chief Executive Officer

By:	/s/ G. Kregg Lunsford
G. Kregg Lunsford Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger, dated as of June 11, 2007, by and among Cal Dive International, Inc., Cal Dive Acquisition LLC and Horizon Offshore, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.(2)
3.2	Amended and Restated Bylaws of Cal Dive International, Inc. (2)
4.1	Specimen Common Stock certificate of Cal Dive International, Inc. (3)
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

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

Exhibit 31.1

CERTIFICATIONS

I, Quinn J. Hébert, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Cal Dive International, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:     November 1, 2007

/s/ Quinn J. Hébert
Quinn J. Hébert
President and Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, G. Kregg Lunsford, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Cal Dive International, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:     November 1, 2007

/s/ G. Kregg Lunsford
G. Kregg Lunsford
Executive Vice President and Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CEO AND CFO PURSUANT TO 18 U.S.C. SECTION 1350

(Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

In connection with the Quarterly Report on Form 10-Q of Cal Dive International, Inc. (the “Company”) for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Quinn J. Hébert, as Chief Executive Officer of the Company, and G. Kregg Lunsford, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:   November 1, 2007

/s/ Quinn J. Hébert
Quinn J. Hébert
President and Chief Executive Officer

/s/ G. Kregg Lunsford
G. Kregg Lunsford
Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.