Form 10-K
period 2007-12-31
Cal Dive International, Inc.
filed 2008-02-29
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  001-33206

CAL DIVE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	61-1500501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 CityWest Boulevard, Suite 2200 Houston, Texas (Address of Principal Executive Offices)	77042 (Zip Code)

(713) 361-2600

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($.01 par value)	New York Stock Exchange
Title of each class	Name of each exchange on which registered

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

Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2007 was approximately $372 million.

As of February 22, 2008, the Registrant had 105,374,023 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2008, are incorporated by reference into Part III of this Form 10-K.

CAL DIVE INTERNATIONAL, INC.

TABLE OF CONTENTS

Page

PART I

1

Item 1.

Business

Item 1A.

Risk Factors

13

Item 1B.

Unresolved Staff Comments

21

Item 2.

Properties

21

Item 3.

Legal Proceedings

23

Item 4.

Submission of Matters to a Vote of Security Holders

24

PART II

24

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  24

Item 6.

Selected Financial Data

26

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

28

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

42

Item 8.

Financial Statements and Supplementary Data

43

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

70

Item 9A.

Controls and Procedures

70

Item 9B.

Other Information

72

PART III

73

Item 10.

Directors, Executive Officers and Corporate Governance

73

Item 11.

Executive Compensation

73

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.  73

Item 13.

Certain Relationships and Related Transactions, and Director Independence

73

Item 14.

Principal Accounting Fees and Services

73

PART IV

73

Item 15.

Exhibits, Financial Statement Schedules

73

SIGNATURES

75

EXHIBIT INDEX

76

i

PART I

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This annual report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future. Important factors that could cause actual results to differ materially from our expectations are disclosed under Item 1A “Risk Factors” and elsewhere in this annual report.  Forward-looking statements speak only as of the date of this annual report, and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Unless the context otherwise requires, references in this annual report to (i) “Helix” shall mean Helix Energy Solutions Group, Inc., our parent corporation, and (ii) “the company,” “our company,” “the registrant,” “we,” “our,” “us” and “Cal Dive International” shall mean Cal Dive International, Inc., its subsidiaries and the predecessor shallow water marine contracting business operated by Helix.  On March 6, 2006, Helix changed its corporate name from “Cal Dive International, Inc.” to “Helix Energy Solutions Group, Inc.,” at which time the “Cal Dive International, Inc.” name was transferred to us.  Please refer to the subsection “— Certain Definitions” on page 2 for definitions of additional terms used in this annual report.

Item 1.

Business

Overview

Cal Dive International, Inc., headquartered in Houston, Texas, is a marine contractor that provides an integrated offshore construction solution to its customers, including manned diving, pipelay and pipe burial services, and platform installation and salvage services, in the offshore oil and natural gas industry, on the Gulf of Mexico Outer Continental Shelf, or OCS, the Northeastern U.S., Latin America, the Middle East, Southeast Asia, the Mediterranean and Australia. We currently own and operate a diversified fleet of 34 vessels, including 24 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

We were organized in February 2006 as a Delaware corporation to facilitate the transfer to us by Helix of its shallow water marine contracting business.  Previously, we were a division of Helix.  In December 2006, we completed an initial public offering of 22,173,000 shares of our common stock, which we listed on the New York Stock Exchange under the symbol “DVR.”  As of December 31, 2007, Helix owns 61,506,691 shares of our common stock, representing approximately 58.5% of the total voting power of our common stock.

On December 11, 2007, we completed an acquisition of Horizon Offshore, Inc., or Horizon, following which Horizon became a wholly owned subsidiary of the Company.  Upon completion of the acquisition, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of the Company’s common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  The Company issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our new $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our Services

Since 1975, we have provided essential marine contracting services in support of oil and natural gas infrastructure throughout the production lifecycle, including production platforms, risers, subsea production systems and pipelines, on the Gulf of Mexico OCS.  We believe that our fleet of diving support vessels is the largest and among the most technologically advanced in the world. Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms.  Our services include saturation, surface and mixed gas diving, enabling us to provide a full complement of marine contracting services in water depths of up to 1,000 feet. We provide our saturation diving services in water depths of 200 to 1,000 feet through our fleet of nine saturation diving vessels and ten portable saturation diving systems, which we believe is the largest saturation diving support fleet in the world.  A number of these vessels have features such as dynamic positioning, or DP, hyperbaric rescue chambers, multi-chamber systems for split-level operations and moon pool deployment, which allow us to operate effectively in challenging offshore environments. We also provide surface and mixed gas diving services in water depths that are typically less than 300 feet through our 15 surface diving vessels.

The acquisition of Horizon significantly enhanced our pipelay and pipebury service capacity.  We now have six pipelay/pipebury barges which are able to install, bury and repair pipelines with an outside diameter (including concrete coating) of up to 39 inches.  These barges employ conventional S-lay technology that is appropriate for operating on the Gulf of Mexico OCS and the international areas where we currently operate. Conventional pipeline installation involves the sequential assembly of pipe segments through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then inspected and coated on the deck of the pipelay barge. The pipe is then offloaded off the stern and into the water via a ramp that is referred to as a “stinger.” The ramp supports the pipe as it is submerged into the water and prevents over-stressing as the pipe curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the contact point.  Pipelay and pipe burial operations typically require extensive use of our diving services with divers regularly inspecting the pipeline while it is being laid to ensure that the ramp is providing proper support and that the pipeline is settling and being positioned correctly; therefore, we consider these services to be complementary.

The MMS requires pipelines installed on the Gulf of Mexico OCS in water depths of 200 feet or less be buried at least three feet below the sea floor. Jet sleds towed behind pipelay/pipebury barges are used to bury pipelines on smaller pipe installation projects because they are less likely to damage the pipeline being laid or any existing pipelines that the pipeline may cross. Towed jet sleds use a high-pressure stream of air and water that is pumped from the barge to create a trench into which the pipe settles. For larger pipe burying projects, or where deeper trenching is required, we typically use our dedicated bury barge.

The Horizon acquisition also significantly enhanced our ability to provide platform installation and salvage services.  We now operate two derrick barges equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, our derrick barges are used to disassemble and remove platforms and prepare them for salvage or refurbishment. Our two derrick barges have lift capacities of 1,000 tons, and 550-tons, respectively. We also have a 360-foot long and 100-foot wide combination derrick/pipelay vessel with a lift capacity of 1,200 tons, which we use to install up to 36” diameter pipe, and to install and remove offshore fixed platforms.

We believe the combination of the scheduling flexibility afforded by our large fleet, the wide range of capabilities of our assets and the advanced technical skills of our personnel distinguishes us from our competitors on the Gulf of Mexico OCS and makes us a leading services provider in this region. Furthermore, we believe that our superior operating capabilities, international experience, existing relationships with globally focused customers and proven acquisition expertise will allow us to achieve a similar leadership position in the other economically attractive international offshore markets in which we operate.

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

•

Pipelay and pipe burial:  Pipelay barges provide an offshore work station that allow for the welded assembly of multiple sections of pipe on deck and the laying out of the pipeline on the sea floor. In water depths less than 200 feet, federal law requires that the pipeline be buried at least three feet below the sea floor. Pipeline burial is accomplished by digging and jetting out a trenched ditch from under the pipeline.

•

Portable saturation diving system:  Saturation diving system that is transportable to various offshore locations. These systems are typically deployed on barges and rigs that do not consistently require deep dive support.

•

Qualified turnkey:  A lump-sum bid sent in response to a client’s request for quote that sets forth a defined scope of work, a lump-sum price to complete that work, extra work rates for anything outside the defined scope of work and a list of clarifications and qualifications applicable to the project or contract.

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

Recent Acquisitions

In the past two years, we have substantially increased the size of our fleet and expanded our operating capabilities on the Gulf of Mexico OCS through the following strategic acquisitions:

•

In December 2007, we acquired Horizon, adding nine vessels to our fleet, including its four pipelay/pipebury barges, one combination pipelay/derrick barge, two derrick barges, one dedicated pipebury barge and one DSV, operating in the U.S. Gulf of Mexico, the Northeastern U.S., Latin America, the Middle East, Southeast Asia, the Mediterranean and West Africa.

•

Pursuant to our international growth strategy, in July 2006, we completed the acquisition of the business of Singapore-based Fraser Diving International Limited, or Fraser Diving, including six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia.

•

In late 2005 and early 2006, we acquired all of the diving and shallow water pipelay business of Acergy US, Inc. (formerly known as Stolt Offshore Inc.), or Acergy, operating in the Gulf of Mexico and Trinidad, including nine vessels and one portable saturation diving system.

•

In August 2005, we acquired six vessels and a portable saturation diving system from Torch Offshore, Inc., or Torch.

Upon closing these transactions and completing several subsequent vessel divestitures, we added a net total of 21 vessels, including ten construction barges, three saturation diving vessels, seven portable saturation diving systems and significant diving equipment to our fleet.

Geographic Areas

Revenues by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2007	%	2006	%	2005	%
United States	$472,271	75.7%	$439,474	86.2%	$190,739	85.0%
International	151,344	24.3%	70,443	13.8%	33,560	15.0%
	$623,615	100%	$509,917	100%	$224,299	100%

Property and equipment, net of depreciation, by geographic region was as follows (in thousands):

	Year Ended December 31,
	2007	%	2006	%
United States	$437,587	77.8%	$173,173	77.9%
International	124,731	22.2%	49,074	22.1%
	$562,318	100%	$222,247	100%

Our Industry

Similar to most sectors within the oilfield services industry, marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services. Therefore, we expect our results of operations will be much stronger in a high commodity price environment compared to those achieved in a low commodity price environment. While demand for our marine contracting services has typically had a close correlation with offshore rig counts, increases in marine construction project complexity and capital spending per project as well as a sharp rise in the demand for hurricane-related repair work have been the primary factors contributing to the record utilization and day rates we have achieved recently across our fleet of vessels. Current business conditions are easing from the peak levels experienced in recent years as we begin to return to more customary seasonal conditions; however we believe the outlook for our business continues to remain favorable based on the following industry trends:

Increased capital spending by oil and natural gas producers.  Supported by a high commodity price environment, oil and natural gas producers have significantly increased their spending on drilling, completions and acquisitions. According to Spears & Associates, annual offshore drilling and completion spending worldwide has risen from $29.4 billion in 2000 to $61.8 billion in 2007 and is expected to reach $77.3 billion by 2010. In the Gulf of Mexico, the growth in spending has been driven in part by smaller independent producers, which have aggressively acquired offshore properties and invested more heavily than previous operators to improve production. Additionally, several of the larger oil and natural gas companies have renewed their interest in the Gulf of Mexico and are actively pursuing deep-shelf drilling projects (15,000 feet or more below the mudline in water depths up to 1,000 feet) that offer excellent potential for natural gas reserve discoveries. The level of upstream spending in offshore regions has generally served as a leading indicator of demand for marine contracting services.  Due to the time required to drill a well and fabricate a production platform, demand for our services usually lags exploratory drilling by a period of six to 18 months and can be longer.

Rising international offshore activity.  Many oil and natural gas producers have recently expanded their operations in international offshore regions with large untapped reserves, such as Southeast Asia, West Africa and the Middle East. According to Spears & Associates, international offshore drilling and completion spending accounts for 73% of worldwide offshore drilling and completion spending and is expected to continue growing at a high rate. In many international markets, significant production infrastructure work is required over the next several years to develop new oil and natural gas discoveries. We believe that we are well positioned to capture a growing share of this work given the broad scope of our operating capabilities relative to the smaller regional providers that presently serve these markets. In addition, the size and complexity of these projects often necessitates the funding capabilities and expertise of the major oil and natural gas companies, large independents or national oil companies, which are less sensitive to changes in commodity prices than many producers in the Gulf of Mexico. As a result, international demand for our services is typically more stable and predictable than on the Gulf of Mexico OCS.

Aging production infrastructure in the Gulf of Mexico.  According to the MMS, there are nearly 4,000 oil and natural gas production platforms in the Gulf of Mexico, of which approximately 61% are more than 15 years old. Virtually all of the older platforms and other infrastructure in the Gulf of Mexico lie in water depths of 1,000 feet or less, which is our core market. These structures are generally subject to extensive periodic inspections, require frequent maintenance and will ultimately be decommissioned as mandated by various regulatory agencies. Consequently, we believe demand for our inspection, maintenance, repair, decommissioning and salvage services will remain strong. Additionally, the regulatory influence makes demand for these services less discretionary, and therefore more stable, than those arising from exploration, development and production activities.

Growing U.S. demand for natural gas.  The majority of our customers on the Gulf of Mexico OCS are drilling for, producing and transporting natural gas. The Gulf of Mexico is a key region for natural gas supply, producing an estimated 19% of total U.S. natural gas production during the five-year period ending in 2006, according to the EIA. The EIA reports that U.S. demand for natural gas has increased 25% since 1985 and is expected to grow an additional 7.4% through 2030. The EIA projects a need for approximately 7.2% growth in annual U.S. natural gas production and an increase in liquefied natural gas imports to meet this demand. Due to the declining productivity of many mature U.S. fields, the number of domestic natural gas wells drilled annually has increased significantly in recent years. We would expect the continuation of this trend to result in strong demand for our services on the Gulf of Mexico OCS.  Additionally, if major hurricanes cause offshore infrastructure damage similar to that caused by Hurricanes Ivan, Katrina and Rita, we expect demand for our services again will rise significantly.

Our Competitive Strengths

Our competitive strengths include:

•

Leader in the Gulf of Mexico OCS diving services market.  We believe the size and diversified capabilities of our fleet and workforce makes us the market leader for diving services on the Gulf of Mexico OCS. We currently own and operate a diversified fleet of 24 surface and saturation diving support vessels and employ approximately 1,300 diving and marine personnel. We believe our fleet size and diversity allows us to provide exceptional quality diving services on the Gulf of Mexico OCS and contributes to our leading share of diving services contracts in this market. We also expect to achieve a similar leadership position in international offshore markets due to the broad scope of our operating capabilities, international experience, existing relationships with globally focused customers and proven acquisition expertise.

•

High-quality, diversified fleet.  We own and operate a diversified fleet of 34 vessels, including 24 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.  Our fleet of diving support vessels and diving systems, particularly our eight saturation diving vessels and ten portable saturation diving systems, is among the largest and most technically advanced in the industry. Our saturation diving fleet has a combination of modern features, including DP, multi-chamber systems for split-level operations and moon pool deployment, that allow us to operate effectively in challenging offshore environments. The diversity of our fleet also enables us to provide a wide range of marine contracting services. We possess complementary diving, pipelay and pipe burial and derrick barge capabilities that provide an integrated solution for more complex subsea projects. As a result, we can effectively execute this higher margin business while enhancing the utilization of our overall fleet.

•

Highly skilled workforce.  The quality of our workforce has been, and will continue to be, a vital contributor to our success. We invest significant resources in training programs to ensure that our divers, offshore workforce and support staff have the best technical, operational and safety skills in the industry, which allows us to deliver innovative solutions to our customers. In addition, we have been successful with retention of our employees as a result of our leadership position amongst the competitors in our market.  This is a significant challenge in our industry where the competition for skilled labor is intense. The compensation of divers is typically determined by their logged diving time, so divers and others are strongly incentivized to work for us due to our high vessel utilization, which is driven by our relationships with the most active Gulf of Mexico producers and proven operating history. We believe these qualities, along with our commitment to effective training and safety, help us to attract and retain skilled employees.

•

Excellent, long-standing customer relationships.  We have built a reputation as a premier marine contractor during our more than 30 years operating in the Gulf of Mexico. We have developed a large and stable customer base, which includes virtually all of the top 20 energy producers in the Gulf of Mexico, by consistently providing superior and comprehensive services on schedule while maintaining a strong safety track record.

•

Successful acquisition track record.  We have a proven track record of identifying and executing acquisitions that complement our fleet and workforce and enhance our service capabilities. In 2005, we added 13 vessels, including three premium saturation diving vessels, and two portable saturation diving systems to our fleet. In July 2006, we completed the acquisition of six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia from Singapore-based Fraser Diving. Most recently, in December 2007 we completed the acquisition of Horizon, which added eight construction barges and one multi-service vessel to our fleet, and significantly enhanced our pipelay and pipe burial, installation, decommissioning and salvage services capabilities.  We attribute much of the growth of our business to our success making acquisitions, and we believe that acquisitions will remain a key element of our growth strategy. Furthermore, we believe that our ability to integrate acquisitions efficiently is one of our core organizational competencies. We have consistently demonstrated the ability to add to our revenue base and retain key personnel from acquired businesses, while improving margins by leveraging our existing cost structure.

•

Proven management team with extensive experience in the marine contracting business.  Most of our executive officers and senior managers, including those who joined us as a result of the Horizon acquisition, have spent the majority of their respective careers in the marine contracting business, working at various levels of the industry in the Gulf of Mexico and internationally. This senior management team, which has an average of 24 years of industry experience, includes recognized leaders in diving services and offshore marine construction. We believe the knowledge and experience of our management team provides a valuable competitive advantage.

Our Business Strategy

The principal elements of our strategy include:

•

Strengthen leadership position on the Gulf of Mexico OCS.  We will seek to expand our leadership position in the Gulf of Mexico OCS marine construction market by enhancing the capabilities of our existing assets, making acquisitions of complementary assets or businesses and continuing to provide a high level of customer service. Pursuant to this strategy, we have completed the acquisition of Horizon, which significantly enhanced our pipelay and pipe burial, installation, decommissioning and salvage services capabilities.  As evidence of our continued success in this market, in 2006 we entered into a new diving services contract with a major oil company, the largest such contract in our history for work that we now expect to continue through August 2008, with total contract revenues of approximately $119.5 million.  More recently, in 2008 the Company was awarded a contract with a leading independent oil and gas exploration and production company for integrated derrick barge and diving services, involving salvage preparation and platform salvage work for hurricane damaged structures in the Gulf of Mexico, with potential revenues in excess of $35 million for approximately 180 days of work.

•

Expand into high-growth international markets through acquisitions.  Several international regions, such as Latin America, the Middle East, Southeast Asia and Australia, offer excellent growth potential attributable to the recent and planned increases in upstream capital spending and the highly fragmented nature of the existing marine contracting markets. We are continually evaluating potential acquisition targets that can provide us with a more meaningful presence in these markets. Our goal is to replicate our Gulf of Mexico OCS leadership position in the most attractive international offshore regions by leveraging our operating capabilities, international experience, customer relationships and acquisition expertise. Pursuant to this strategy, in July 2006, we completed an acquisition of the business of Singapore-based Fraser Diving, and through our acquisition of Horizon in 2007, we expanded the scope of our international operations in Southeast Asia, Latin America, the Mediterranean and West Africa.  Recently, the Company was awarded a qualified turnkey contract with a major oil and gas exploration and production company for a multiple phase pipeline tie-in project in Trinidad.  The work related to this contract will utilize the Mystic Viking, a DP DSV, and is expected to generate revenue of approximately $33 million.  The Company has also recently installed one of its portable saturation diving systems on the Texas, a DP DSV acquired in connection with the Horizon acquisition, for work in the Mediterranean.

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

•

Continue to attract, develop and retain highly skilled personnel.  Our market leadership and future growth plans are predicated on our ability to employ the most highly-skilled divers, offshore workforce and support staff in the industry. We invest significant resources in developing the technical, operational and safety skills of our workforce. We will continue to invest significant resources in training and development courses that will provide our workforce with superior knowledge and skills relevant to offshore construction operations and safety, as well as facilitate their long-term career development. We will also continue our practice of structuring compensation and benefit plans that are competitive with our peers and properly incentivize our workforce.

•

Optimize our mix of dayrate and qualified turnkey work.  We seek to optimize the allocation of our resources between dayrate and qualified turnkey work in order to diversify our sources of revenue and enhance overall profitability. We believe that this strategy allows us to respond effectively to the increasing demand from larger customers for integrated solutions while ensuring that a segment of our fleet is positioned to capitalize on attractive opportunities in the spot market. If warranted by a change in business conditions, we have the ability to adjust our resource allocation.

•

Maintain financial flexibility.  We intend to maintain our financial flexibility in the near term by utilizing our strong operating cash flows to reduce the debt incurred by us in connection with our acquisition of Horizon. As of December 31, 2007, we had $61.3 million of cash on hand and $375 million of total outstanding debt under our senior secured term loan and $273.3 million of borrowing capacity under our revolving credit facility, which we believe is sufficient to support our business. We intend to continue to strengthen our balance sheet over the long term so that we may continue to actively pursue value-enhancing growth initiatives and mitigate some of the financial risk associated with a market downturn.

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

Entered into a new diving services contract with a major oil company, the largest such contract in our history for work that we now expect to continue through August 2008, with total contract revenues of approximately $119.5 million.

2007	Acquired Horizon, adding one DSV, four pipelay/pipebury vessels, one pipebury vessel, one combination pipelay/derrick barge and two derrick barges.

With the recent Torch, Acergy, Fraser Diving and Horizon acquisitions, we have substantially increased the size of our fleet and expanded our operating capabilities. Upon closing these transactions and completing several subsequent vessel divestitures, we added a net total of 21 vessels, including three premium saturation diving vessels, ten construction barges, seven portable saturation diving systems and significant other diving equipment to our fleet.

Seasonality

Historically, we have experienced our lowest vessel utilization rates during the first quarter and, to a lesser extent during the fourth quarter, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technological capabilities of our fleet and ability to operate effectively in challenging offshore environments will provide an advantage during winter months and reduce the impact of weather-related delays.  We pursue business opportunities in international areas that we believe will offset the seasonality of our core operations in the Gulf of Mexico OCS.

Customers

Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of marine contracting capital spending by customer varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows:  2007 — Chevron 15% and Apache 10%; 2006 — Chevron 16%; and 2005 — BP 13% and Lighthouse R&D Enterprises 11%. We provided marine contracting services to over 100 customers in 2007.

Backlog

As of December 31, 2007, our backlog supported by written agreements or contract awards totaled approximately $175 million, compared to approximately $121 million as of December 31, 2006.  Contract backlog has increased and become material to our business following Hurricanes Ivan, Katrina and Rita and our acquisition of Horizon.  Substantially all of our current backlog is expected to be performed during 2008, except for approximately $46 million which we expect to perform in 2009.  Our backlog will typically be lower in the fourth and first quarters of the year due to the seasonality and weather conditions in the Gulf of Mexico OCS during the winter months.  As we secure additional international projects, which tend to have longer lead times and result in earlier awards, our backlog may increase.  Because of contract lead times, project durations and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.

Contracting and Tendering

Our services are performed under contracts that are typically awarded through a competitive bid process. Contract terms vary depending on the services required and are often determined through negotiation. Most of our contracts can be categorized as either dayrate or qualified turnkey. Under dayrate contracts, we are paid a daily rate, which consists of a base rate for our vessel and crews as well as cost reimbursements for materials and ancillary activities, for as long as we provide our services. Qualified turnkey contracts, on the other hand, define the services that we will provide for an agreed upon fixed price and certain cost protections. This type of contract is most commonly used for complex subsea projects where the customers desire greater control over costs.

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

Our recent acquisitions have expanded our operating capabilities. We now offer a comprehensive range of manned diving, pipelay and pipe burial services, and derrick barge services. These businesses are complementary since pipeline installation and completion work often requires significant diving support. As a result, we frequently enter into contracts to provide each of these services for a particular project. This type of arrangement allows customers to negotiate contract terms and share project information with us as a single contractor, rather than multiple contractors, and enhances the utilization of our fleet.

Competitors

The marine contracting business is highly competitive. Competition for marine contracting work on the Gulf of Mexico OCS has historically been based on price, the location and type of equipment available, the ability to deploy such equipment and the safety and quality of such services. In recent years, price has been the primary factor in obtaining contracts, but our ability to acquire specialized vessels, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

Our principal competitors for diving services include Global Industries, Ltd., or Global, Superior Offshore International, Inc., Tetra Technologies Inc. (through its wholly owned subsidiary, Epic Divers & Marine, L.L.C.), or Tetra and Oceaneering International, Inc., as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS.

Our principal competitors for shallow water pipelay services on the Gulf of Mexico OCS include Global, Chet Morrison Contractors, Inc., Bisso Marine Co., or Bisso and Diamond Services Corp. and several smaller companies. Because shallow water marine construction activities generally are less complex and involve lower capital outlays, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water.

For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., Global, Tetra, Superior Energy Services, Inc., Bisso and Manson Gulf LLC. We believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

Internationally, the marine construction industry is comprised of a small number of major international construction companies, government owned or controlled companies and smaller indigenous companies that operate in specific areas.  International contracts are typically awarded on a competitive bid basis and generally have longer lead times than those on the Gulf of Mexico OCS.  Our major competitors internationally are Global, J. Ray McDermott, S.A., Protexa S.A. de C.V. and Oceanografia S.A. de C.V.

Employees

As of December 31, 2007, we had approximately 2,000 employees, approximately 475 of whom were salaried personnel. As of that date, we also contracted with third parties to utilize approximately 400 non-U.S. citizens to crew our foreign-flagged vessels. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe our relationship with our employees and foreign crew members is good.

Training and Safety

The safety of our workforce is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an incident and injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who have worked at entry level positions within the industry and know firsthand the mental and physical challenges of the ocean and subsea worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs with a constant focus on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite conditions inspections, known as “Hazard Hunts,” are conducted bi-weekly with required “actions by” and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted monthly to assist in face to face communication across the fleet.

Government Regulation

The marine contracting industry is subject to extensive governmental and industry rules and regulations, including those of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Environmental Protection Agency, the MMS and the U.S. Customs Service, as well as private industry organizations such as the American Bureau of Shipping. We also support and voluntarily comply with standards of the Association of Diving Contractors International. Among the more significant standards we follow are those established by the U.S. Coast Guard, which sets safety standards, authorizes investigations into vessel and diving accidents and recommends improved safety standards. We are required by various other governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our operations.

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

Certain of our employees are also covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime laws.  These laws make liability limits under state workers’ compensation laws inapplicable and permit these employees to bring suit for job related injuries with generally no limits on our potential liability.

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

OPA also requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own and operate 18 vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the U.S. Coast Guard for all of our vessels.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.caldive.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission, or SEC.  Information contained on our website is not part of this annual report.

Item 1A.

Risk Factors

You should carefully consider the risk factors described below in addition to the other information contained or incorporated by reference in this annual report.  In addition to the following risk factors, we may also be affected in the future by additional risks and uncertainties not presently known to us or that we currently believe are immaterial.  If any of the events described in the following risk factors and elsewhere in this annual report occur, our business, financial condition and results of operations could be materially and adversely affected.  In addition, the trading price of our common stock could decline due to any of the events described in these risk factors.

Risks Relating to the Acquisition of Horizon

We may face difficulties in achieving the expected benefits of the acquisition of Horizon.

The ongoing combination of our business with the former business of Horizon will be challenging, and we may not be able to realize fully the operating efficiencies, synergies, cost savings, or other benefits that we expect from the acquisition. In addition, the costs that we incur to achieve potential synergies, including our ability to amend, renegotiate, or terminate our and Horizon’s prior contractual commitments, may be greater than we expect. We also may suffer employee attrition, a loss of customers or suppliers, a reduction in our revenues, or an increase in our operating or other costs because of the acquisition.

We have higher levels of indebtedness as a result of the acquisition than either we or Horizon had before the acquisition, which could restrict our operations and impair our financial condition.

We borrowed a significant amount of cash to pay the cash portion of the Horizon merger consideration, and, as a result, we have more debt and higher interest expense than we and Horizon collectively had immediately before the merger. We entered into a new $675 million five-year credit facility in connection with the merger which replaced our former $250 million revolving credit facility. As of December 31, 2007, we had approximately $375 million of long-term debt, including current maturities.

Our higher level of corporate debt may:

•

reduce the availability of our cash flow or limit our ability to obtain additional financing on satisfactory terms to effectively fund our working capital requirements, capital expenditures, acquisitions, investments, and other general corporate requirements;

•

increase our vulnerability to downturns in the general economy or industry;

•

put us at a competitive disadvantage compared to those of our competitors who are not as leveraged;

•

increase our exposure to rising interest rates because a material portion of our borrowings bear adjustable interest rates; and

•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

If our cash flow and capital resources are not sufficient to service our debt obligations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, seek additional equity or debt capital, or restructure or refinance our debt. These measures might not be adequate to permit us to meet our scheduled debt service obligations. A default on these debt obligations could cause a default under our other debt instruments and materially impair our financial condition and liquidity.

Risks Relating to Our Business

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

•

changes in United States and international economic conditions, including the potential for a recession;

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

•

the rate of decline of existing and new oil and gas reserves;

•

the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•

the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;

•

the sale and expiration dates of offshore leases in the United States and overseas;

•

technological advances affecting energy exploration, production, transportation and consumption;

•

weather conditions;

•

environmental or other government regulations both domestic and foreign;

•

domestic and foreign tax policies; and

•

the pace adopted by foreign governments for the exploration, development and production of their oil and gas reserves.

Oil and natural gas prices have been at historically high levels and recent capital spending levels may not be sustainable. A sustained period of low offshore drilling and production activity or the return of lower commodity prices or reduction in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.

Market conditions in the marine contracting industry are highly cyclical and subject to rapid change. Due to the short-term nature of most of our contracts, adverse changes in market conditions can have an immediate impact on our results of operations.

Historically, the marine contracting industry has been highly cyclical, with periods of high demand and high dayrates often followed by periods of low demand and low dayrates. Periods of low demand can result in vessels and diving systems being idle. We may be required to idle vessels or diving systems or reduce contract rates in response to market conditions in the future. On the Gulf of Mexico OCS, contracts are generally short-term, and oil and natural gas companies tend to respond quickly to changes in commodity prices. Due to the historical short-term nature of many of our contracts, changes in market conditions can have an immediate impact on our results of operations. In addition, customers generally have the right to terminate our contracts with little or no notice and without penalty. As a result of the cyclicality of our industry, our results of operations are subject to volatility.

Our business is concentrated on the Gulf of Mexico OCS, and the mature nature of this region could result in less exploration, development and production activities in the area, thereby reducing demand for our services.

The Gulf of Mexico OCS is a mature oil and natural gas production region that has experienced substantial exploration, development, construction and production activity for many years. Because a large number of oil and natural gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify. Moreover, oil and natural gas companies may be unable to obtain the financing necessary to drill prospects in this region. The decrease in the size of oil and natural gas prospects, the decrease in production or the failure to obtain such financing may result in reduced exploration, development, construction and production activity in the Gulf of Mexico and reduced demand for our services.

Intense competition in our industry may reduce our profitability and weaken our financial condition.

The businesses in which we operate are highly competitive. Our contracts traditionally have been awarded on a competitive bid basis, and while customers may consider, among other things, the reputation, safety record and experience of the contractor, price competition is often the primary factor in determining which qualified contractor is awarded a job. This competition has become more intense in recent years as mergers among oil and natural gas companies have reduced the number of available customers. Contract pricing is partially dependent on the supply of competing vessels. Generally, excess offshore service capacity puts downward pressure on contract rates. If other companies construct new vessels or relocate existing vessels to our markets, competition may further increase and drive down the rates we may charge our customers. We believe that the competition for contracts will continue to be intense in the foreseeable future. Our inability to compete successfully may reduce our profitability and weaken our financial condition.

If we fail to manage our growth effectively, our results of operations could be harmed.

We have a history of growing through acquisitions of companies and assets, including the recently completed acquisition of Horizon, which significantly enhanced our pipelay and pipe burial, installation, decommissioning and salvage services capabilities. We must plan and manage our acquisitions effectively to achieve revenue growth and maintain profitability in our evolving market. If we fail to manage current and future acquisitions effectively, our results of operations could be adversely affected. Our growth has placed, and is expected to continue to place, significant demands on our personnel, management and other resources. We must continue to improve our operational, financial, management and legal/compliance information systems to keep pace with the growth of our business.

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

Our business plan anticipates, and is based upon, our ability to successfully complete acquisitions of other businesses or assets.  Our failure to do so, or to successfully integrate our acquisitions in a timely and cost effective manner, could have an adverse affect on our business, financial condition or results of operations.

Our operations outside of the United States are subject to additional political, economic, and other uncertainties that could adversely affect our business, financial condition or results of operations, and our exposure to such risks will increase as we expand our international operations.

An element of our business strategy, as advanced through our recent acquisition of Horizon, is to expand the scope of our operations in international oil and natural gas producing areas such as the Middle East, Southeast Asia, the Mediterranean, Australia and Latin America. Our operations outside of the United States are subject to risks inherent in foreign operations, including but not limited to:

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

•

world economic cycles;

•

limited market access;

•

other uncertainties arising out of foreign government sovereignty over our international operations; and

•

compliance with the Foreign Corrupt Practices Act and similar laws.

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

As part of the Acergy and Torch acquisitions in 2005, Helix entered into an agreed final judgment or consent decree with the U.S. Department of Justice, or DOJ, to address certain anti-competitive effects of the acquisitions alleged by the DOJ. The final judgment requires Helix, until January 2009, to notify the DOJ of any proposed direct or indirect acquisition of a saturation diving chamber that has been operated in the Gulf of Mexico at any time since October 1, 2002 or any interest in a company that owns or operates such a chamber. We are also subject to and will continue to be bound by the consent decree. Since we are not able to make any acquisition of this type without obtaining the consent of the DOJ, our ability to satisfy our customers’ demands for services that require us to use saturation diving chambers and to generate revenues from these services may be limited.

We require highly skilled personnel and the loss of the services of one or more of our key employees, or our failure to attract and retain other highly qualified personnel in the future, could disrupt our operations and adversely affect our financial results.

Our continued success depends on our retention of experienced subsea and marine construction professionals at levels that will allow us to serve our business.  Our industry has lost a significant number of these professionals over the past several years for a variety of reasons, and it will be important for us to develop a strategy that will allow us to retain and deploy subsea and marine construction professionals capable of performing our available work. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. Unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. If either of these events occurs for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

The operation of marine vessels is risky, and we may incur losses or other liabilities that are not covered by insurance and could have a material adverse effect on our financial condition and results of operations.

Marine contracting involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including maritime employer’s liability and protection and indemnity insurance which provides coverage for our liability to our employees under the Jones Act and general maritime law, as well as hull insurance on our vessels. Such insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our business, financial condition or results of operations. Moreover, our ability to maintain adequate insurance in the future at rates that we consider reasonable may be limited. As a result of market conditions, premiums and deductibles for certain of our insurance policies have increased substantially and could escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. For example, insurance carriers are now requiring broad exclusions for losses due to war risk and terrorist acts and limitations for wind storm damage. The current insurance on our vessels, in some cases, is in amounts approximating book value, which is less than replacement value. In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

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

Many of our projects are performed on a qualified turnkey basis where a defined work scope is delivered for a fixed price and extra work, which is subject to customer approval, is billed separately. The revenue, cost and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates, and the performance of others, such as alliance partners or subcontractors. These variations and risks inherent in the marine construction business may result in our experiencing reduced profitability or losses on projects.  In addition, estimates for capital projects, including recertification costs, may be inadequate, resulting in cost over-runs, due to unknown factors associated with the work to be performed and market conditions.

We are subject to extensive federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our marine construction, intervention, inspection, maintenance and decommissioning operations are subject to extensive laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Due to adverse operating market conditions or unfavorable financing conditions, there may be occasions when certain recertification efforts may be postponed, shelving certain vessel operations temporarily, until more favorable market or cost of capital conditions arise. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations that may, for instance, require us to obtain additional permits, approvals and certificates for proposed projects. Any actual or alleged violation of permit requirements or failure to obtain any required permit could result in restrictions or prohibitions on our operations or criminal sanctions. Alternatively, we may have to incur substantial expenditures to obtain, maintain or renew authorizations to conduct existing projects. If a project is unable to function as planned due to changing requirements or local opposition, we may suffer expensive delays, extended periods of non-operation or significant loss of value in a project. All such costs may have a negative effect on our business, financial condition or results of operations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition or results of operations. See Item 1 “Business — Government Regulation.”

We may incur substantial costs and liabilities with respect to environmental, health and safety laws and regulations.

We may incur substantial costs and liabilities as a result of environmental, health and safety requirements relating to, among other things, our marine construction and intervention, inspection, maintenance and decommissioning operations. These costs and liabilities could arise under a wide range of environmental, health and safety laws, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in assessment of administrative, civil, and criminal penalties, imposition of cleanup and site restoration costs and liens, and the issuance of orders enjoining or limiting our current or future operations. Compliance with these laws and regulations also increases the cost of our operations and may prevent or delay the commencement or continuance of a given operation. In addition, claims for damages, including damages for natural resources, to persons or property may result from environmental and other impacts of our operations.

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

A possible terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for our services. Oil and gas related facilities and assets, including our marine equipment, could be direct targets for terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our operations in international areas abroad may increase our exposure to these risks.

Risks Relating to Our Relationship with Helix and to our Common Stock

We have a limited operating history as an independent company and our historical financial information is not necessarily representative of the results we would have achieved as an independent publicly traded company and may not be a reliable indicator of our future results.

The historical financial information included in this annual report does not necessarily reflect the financial condition, results of operations or cash flows we would have achieved as an independent publicly traded company during the periods presented or those results we will achieve in the future. This is primarily a result of the following factors:

•

Our historical financial results reflect allocations of corporate expenses from Helix. Those allocations may be different from the comparable expenses we would have incurred had we operated as an independent publicly traded company.

•

Our working capital requirements and funding for maintenance capital expenditures, strategic investments and acquisitions have historically been part of the corporate-wide cash management program of Helix. Following our initial public offering in December 2006, we have been solely responsible for the provision of funds to finance our working capital and other cash requirements.

Helix continues to own a controlling interest in our company and the interests of Helix may conflict with those of our other stockholders, and other stockholders’ voting power may be limited.

As of December 31, 2007, Helix owns approximately 58.5% of our common stock. As long as Helix continues to own shares of our common stock representing more than 50% of the total voting power, it will have the ability to direct the election and removal of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, or acquisition or disposition of assets, the incurrence of indebtedness by us, the issuance of any additional common stock or other equity securities by us, the repurchase or redemption of common stock or preferred stock by us and the payment of dividends by us. Similarly, Helix has the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control of us. Because Helix’s interests as our controlling stockholder may differ from the interests of our other stockholders, actions taken by Helix with respect to us may not be favorable to such other stockholders.

Prior to the completion of our initial public offering, we also entered into a Master Agreement, a Corporate Services Agreement and a number of other agreements with Helix setting forth various matters governing our relationship with Helix while it remains the owner of 50% or more of our common stock. These agreements govern our relationship with Helix and allow Helix to retain control over, among other things, the provision of corporate services to us and our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Helix under these agreements may allow Helix to delay or prevent an acquisition of us that our other stockholders may consider favorable. We will not be able to terminate these agreements or amend them in a manner we deem more favorable so long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.

Conflicts of interest may arise between Helix and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Helix and us in a number of areas relating to our past and ongoing relationships. Of our seven person board, one of our directors serves as a director and executive officer of Helix, one of our directors serves as a director of Helix and one of our directors served as a director and executive officer of Helix until February 2008. For as long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election and removal of all the members of our board of directors and to exercise a controlling influence over our business and affairs.

Areas in which conflicts of interest between Helix and us could arise include, but are not limited to, the following:

•

Cross directorships and stock ownership.  The ownership interests of our directors or executive officers in the common stock of Helix or service as a director of both Helix and us could create, or appear to create, conflicts of interest when directors and executive officers are faced with decisions that could have different implications for the two companies. For example, these decisions could relate to (i) the nature, quality and cost of services rendered to us by Helix, (ii) disagreement over the desirability of a potential acquisition or other corporate opportunity, (iii) employee retention or recruiting or (iv) our dividend policy.

•

Intercompany transactions.  From time to time, Helix or its affiliates may enter into transactions with us or our subsidiaries or other affiliates. Although the terms of any such transactions will be established based upon negotiations between employees of Helix and us and subject to the approval of the independent directors on our board or a committee of disinterested directors, the terms of any such transactions may not be as favorable to us or our subsidiaries or affiliates as may otherwise be obtained from an independent third party. Under the Master Agreement, at Helix’s request, we will continue to contract vessels and related equipment owned by us to Helix, at prevailing market rates.

•

Intercompany agreements.  Pursuant to agreements we entered into with Helix just prior to the time of our initial public offering, Helix provides us with certain internal audit, tax and other services. Payments for these services allow Helix to fully recover the allocated direct costs of providing these services, plus all out-of-pocket costs and expenses. In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously incurred by Helix for certain of its businesses. We negotiated the original terms of these agreements with Helix in the context of a parent-subsidiary relationship and not as the result of arm’s length negotiations. In addition, conflicts could arise in the interpretations of any extension or renegotiation of these agreements in the future.

If Helix engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.

Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Helix may:

•

engage in the same or similar business activities or lines of business as us, or

•

do business with any of our clients, customers or vendors.

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and Helix and its officers and directors who are directors of our company, on the other hand. The policy provides that if Helix acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Helix and us, we will have renounced our interest in the corporate opportunity. It also provides that if one of our directors who is also a director or officer of Helix learns of a potential transaction or matter that may be a corporate opportunity for both Helix and us, we will have renounced our interest in the corporate opportunity, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director.

If one of our directors, who also serves as a director or officer of Helix, learns of a potential transaction or matter that may be a corporate opportunity for both Helix and us, our amended and restated certificate of incorporation provides that the director will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our stockholders for breach of fiduciary duty by reason of Helix’s actions with respect to that corporate opportunity.

This policy could result in Helix independently pursuing corporate opportunities in which both we and Helix have an interest.

Future sales or distributions of our shares by Helix could depress the market price for shares of our common stock.

Helix may sell all or part of the shares of our common stock that it owns or distribute those shares to its stockholders. Sales or distributions by Helix of substantial amounts of our common stock in the public market or to its stockholders could adversely affect prevailing market prices for our common stock. Helix is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.  On December 18, 2007, pursuant to a request made by Helix under a registration rights agreement we entered into in connection with our initial public offering, we filed a shelf registration statement on Form S-3 to register for re-sale all of the shares of our common stock held by Helix.

We will not have control over certain tax decisions and could be liable for income taxes owed by Helix.

Prior to the closing of our initial public offering, we and certain of our subsidiaries were included in Helix’s consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Helix or one or more of its subsidiaries for foreign, state and local income tax purposes. Under our Tax Matters Agreement with Helix, Helix has the right to prepare and file income tax returns that include us or our subsidiaries if Helix has any responsibility for the taxes shown on such income tax returns. The Tax Matters Agreement grants Helix the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to such income tax returns. This arrangement may result in conflicts of interest between Helix and us. For example, under the Tax Matters Agreement, Helix is able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Helix and detrimental to us.

We could be responsible for taxes resulting from the transfer of assets to us by Helix.

To effect the separation affected in connection with our initial public offering, Helix and its affiliates transferred to us the assets related to our business. Under the Tax Matters Agreement, Helix is generally responsible for any taxes resulting from such transfer. However, under the Tax Matters Agreement, we have agreed to be responsible for any additional taxes that may result from actions we take.

Our stock ownership by Helix, provisions in our agreements with Helix and our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our other stockholders may consider favorable.

For as long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it has the ability to control decisions regarding an acquisition of us by a third party. In addition, our amended and restated certificate of incorporation, bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include restrictions on the ability of our stockholders to remove directors, supermajority voting requirements for stockholders to amend our organizational documents, restrictions on a classified board of directors and limitations on action by our stockholders by written consent. Some of these provisions, such as the limitation on stockholder action by written consent, only become effective once Helix no longer controls us. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law do not apply to Helix until it beneficially owns less than 15% of our common stock and subsequently increases its shareholdings to once again beneficially own at least 15% of our common stock. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our Vessels

We currently own and operate a diversified fleet of 34 vessels, including 24 surface and saturation diving support vessels as well as six shallow water pipelay vessels, one dedicated pipebury barge, one combination pipelay/derrick barge and two derrick barges. Our fleet of diving support vessels comprises 15 surface diving support vessels capable of working in water depths up to 300 feet, and nine saturation diving support vessels that typically work in water depths of 200 to 1,000 feet. Five of our saturation diving support vessels have DP capabilities.  Our ten construction barges have a range of capabilities and perform construction projects primarily in water depths up to 1,000 feet.

The following table provides select information about each of the vessels we own:

Vessel	Flag State	Placed in Service by Cal Dive(1)	Length (Feet)	DP or Anchor Moored
Saturation Diving
DP DSV Eclipse	Bahamas	3/2002	367	DP
DP DSV Mystic Viking	Bahamas	6/2001	253	DP
DP DSV Kestrel	Vanuatu	9/2006	323	DP

Vessel	Flag State	Placed in Service by Cal Dive(1)	Length (Feet)	DP or Anchor Moored
DP DSV Texas	Vanuatu	12/2007	341	DP
DP MSV Uncle John	Bahamas	11/1996	254	DP
DSV American Constitution	Panama	11/2005	200	4 point
DSV Cal Diver I	U.S.	7/1984	196	4 point
DSV Cal Diver II	U.S.	6/1985	166	4 point
Surface Diving
DSV American Star	U.S.	11/2005	165	4 point
DSV American Triumph	U.S.	11/2005	164	4 point
DSV American Victory	U.S.	11/2005	165	4 point
DSV Cal Diver V	U.S.	9/1991	166	4 point
DSV Dancer	U.S.	3/2006	173	4 point
DSV Mr. Fred	U.S.	3/2000	166	4 point
DSV Midnight Star	Vanuatu	6/2006	197	4 point
American Diver	U.S.	11/2005	105	—
American Liberty	U.S.	11/2005	110	—
Cal Diver IV	U.S.	3/2001	120	—
Fox	U.S.	10/2005	130	—
Mr. Jack	U.S.	1/1998	120	—
Mr. Jim	U.S.	2/1998	110	—
Polo Pony	U.S.	3/2001	110	—
Sterling Pony	U.S.	3/2001	110	—
White Pony	U.S.	3/2001	116	—
Pipelay/Pipebury
Brave	U.S.	11/2005	275	Anchor
Rider	U.S.	11/2005	260	Anchor
American	U.S.	12/2007	180	Anchor
Lone Star	Vanuatu	12/2007	313	Anchor
Brazos	Vanuatu	12/2007	210	Anchor
Pecos	U.S.	12/2007	256	Anchor
Pipebury
Canyon	U.S.	12/2007	330	Anchor
Derrick/Pipelay Combination
Sea Horizon	Vanuatu	12/2007	360	Anchor
Derrick
Atlantic	U.S.	12/2007	420	Anchor
Pacific	U.S.	12/2007	350	Anchor

_______________________

(1)

Represents the date Cal Dive placed the vessel in service and not its date of commissioning.

In addition to our saturation diving vessels, we currently own ten portable saturation diving systems, including six acquired from Fraser Diving.

Pursuant to an agreed final judgment with the DOJ permitting us to complete the Acergy acquisition in November 2005, we agreed to divest ourselves of the Midnight Carrier, the Seaway Defender and a portable saturation diving system. We completed the sale of the portable saturation diving system and the Seaway Defender during 2006, and as of December 31, 2006, the Midnight Carrier was held for sale.  The Midnight Carrier was subsequently sold on January 26, 2007.  In January 2006 we purchased the DLB801 and sold a 50% interest in the vessel to an unaffiliated purchaser that same month.  The vessel was under a 10-year charter lease agreement with the purchaser of the 50% interest, which included an option by the other holder to purchase our 50% interest in the vessel beginning in January 2009.  In December 2007, we agreed to accelerate the option and sold our 50% interest to this party. Fire destroyed Horizon’s Gulf Horizon pipelay/pipebury barge in 2004.  The vessel is inactive in Port Arthur and there are no current plans for its repair.

All of our vessels other than the Sea Horizon are subject to vessel mortgages securing our $675 million credit facility.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility.”

We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations and in order to maintain our vessels in class under the rules of the applicable class society. For 2007, these costs were $22.4 million. These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

Our Facilities

Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas. Our primary subsea and marine services operations are based in Port of Iberia, Louisiana. All of our facilities are leased except for approximately 6 1/2 acres that we own at our Port of Iberia, Louisiana facility (the remainder of which is leased), and our Port Arthur and Sabine, Texas facilities. The remaining terms of these leases range from less than one to 12 years. Future minimum rentals under these non-cancelable leases are approximately $21.2 million at December 31, 2007, with $4.1 million due in 2008, $1.9 million in 2009, $2.6 million in 2010, $2.5 million in 2011, $2.5 million in 2012 and $7.6 million thereafter. Total rental expense under these operating leases was approximately $2.3 million, $1.0 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Location	Function	Size
Houston, Texas	Corporate Headquarters, Project	89,000 square feet
Management and Sales Office
Port of Iberia, Louisiana	Operations, Offices and Warehouse	23 acres (Buildings: 68,602 sq. ft.)
Fourchon, Louisiana	Marine, Operations, Living Quarters	10 acres (Buildings: 2,300 sq. ft.)
New Orleans, Louisiana	Sales Office	2,724 sq. ft.
Sabine, Texas	Marine, Warehouse	26 acres (Buildings: 59,000 sq. ft.)
Port Arthur, Texas	Marine, Spool base	23 acres (Building 6,000 sq. ft.)
Singapore	Marine, Operations, Offices,	30,484 sq. ft.
Project Management and Warehouse
Dubai, United Arab Emirates	Sales Office and Warehouse	29,013 sq. ft.
Perth, Australia	Operations, Offices and Project Management	22,970 sq. ft.
Del Carmen, Mexico	Operations, Offices and dock	8,165 sq. ft.
Jakarta, Indonesia	Sales Office and dock	1,733 sq. ft.
Vietnam	Sales Office	603 sq. ft.
Nigeria	Project Management	11,908 sq. ft.

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

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Under our agreements with Helix, we have assumed and agreed to indemnify Helix for liabilities related to our business.

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries.  We believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.  Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on the Company’s financial position and results of operation.  Horizon’s 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 and 2003 currently under audit.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the New York Stock Exchange under the symbol “DVR” on December 14, 2006.  Prior to that, all of our common stock was held by Helix.  Our Chief Executive Officer has submitted the annual CEO certification without qualification to the New York Stock Exchange as required under the NYSE Listed Company Manual.  The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002  regarding the quality of our public disclosure by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report.  The following table sets forth, for the periods indicated, the high and low closing sales price per share of our common stock:

	Common Stock Price
	High	Low
Fiscal Year 2006
Fourth Quarter (from December 14)	$12.75	$12.07
Fiscal Year 2007
First Quarter	$12.68	$11.83
Second Quarter	$17.54	$12.35
Third Quarter	$18.04	$13.32
Fourth Quarter	$15.33	$11.93
Fiscal Year 2008
First Quarter (through February 22)	$14.04	$9.13

As of February 22, 2008, there were approximately 169 registered stockholders of our common stock.

Dividend Policy

Other than dividends that we declared prior to the effectiveness of our initial public offering and paid to Helix in connection with our offering, we have not paid cash dividends on our common stock and do not anticipate paying any dividends on the shares of our common stock in the foreseeable future.  We currently intend to retain earnings, if any, for the future operation and growth of our business.  In addition, our financing arrangements prohibit the payment of cash dividends on our common stock.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility.”

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this annual report is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filings we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the cumulative total stockholder return on our common stock for the period from December 14, 2006 (the date our common stock began trading) to December 31, 2007, to the cumulative total stockholder return for (i) the stocks of the S&P 500 Index, (ii) the Philadelphia Oil Service Sector index (“OSX”), a price-weighted index of leading oil service companies, and (iii) a peer group selected by us consisting of the following companies:  Global Industries, Ltd., Oceaneering International, Inc., Superior Energy Services, Inc., TETRA Technologies, Inc. and Superior Offshore International, Inc., in each case assuming the investment of $100 on December 14, 2006 and the reinvestment of all dividends.  The returns of each member of the peer group have been weighted according to its equity market capitalization as of December 31, 2007.  We believe that the members of the peer group provide services and products more comparable to us than the companies included in the OSX.

150.0
140.0
130.0
120.0
110.0
100.0
90.0
Dec-06
Mar-07
Jun-07
Sep-07
Dec-07
Cal Dive
Peer Group Index
Oil Service Index
S&P 500

	Base Date 12/14/06	Years Ended December 31,
		2006	2007
Cal Dive	100	101.6	107.2
Peer Group Index	100	90.6	123.9
Oil Service Index	100	92.9	144.3
S&P 500 Index	100	99.5	104.6

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
October 1 to October 31, 2007	—
November 1 to November 30, 2007	—
December 1 to December 31, 2007(1)	33,919	$12.49	—	N/A
	33,919	$12.49	—	N/A

_______________________

(1)

Shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted shares.

Item 6.

Selected Financial Data

For periods prior to December 14, 2006, our historical financial and other data have been derived from Helix’s consolidated financial statements and prepared on a combined basis, using the historical results of operations and bases of the assets and liabilities of the shallow water marine contracting business of Helix and giving effect to allocations of expenses to and from Helix. Our historical financial data will not necessarily be indicative of our future performance nor will such data necessarily reflect what our consolidated and combined financial position and results of operations would have been had we operated as an independent publicly traded company during the periods shown.

We have prepared our consolidated and combined financial statements as if Cal Dive International, Inc. had been in existence as a separate company throughout all relevant periods. The consolidated and combined results of operations data and cash flow data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 and the consolidated and combined balance sheet data as of December 31, 2004, 2005, 2006 and 2007 presented below were derived from our audited consolidated and combined financial statements and the related notes thereto. The consolidated and combined balance sheet data as of December 31, 2003 presented below was derived from our unaudited consolidated and combined financial statements.

The operating results of the vessels and assets we acquired are included in these historical consolidated and combined statements of operations since the acquisition dates as follows:

Torch	August 31, 2005
Acergy	November 1, 2005
DLB 801	January 2006
Kestrel	March 2006
Fraser Diving	July 31, 2006
Horizon	December 11, 2007

You should read the information contained in this table in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical audited consolidated and combined financial statements and the accompanying notes thereto of us included elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share and marine contracting activity data)
Results of Operations Data:
Net revenues	$623,615	$ 509,917	$ 224,299	$ 125,786	$ 135,488
Cost of sales	396,217	287,387	152,586	101,583	108,479
Gross profit	227,398	222,530	71,713	24,203	27,009
Gain on sale of assets	4,125	349	270	—	—
Selling and administrative expenses	48,393	37,431	16,730	12,318	10,337
Income from operations	183,130	185,448	55,253	11,885	16,672
Equity in earnings (losses) of investment, inclusive of impairment charge	(10,841)	(487)	2,817	—	—
Net interest income	(9,259)	163	45	—	—
Income before income taxes	163,030	185,124	58,115	11,885	16,672
Provision for income taxes	57,430	65,710	20,385	4,211	5,870
Net income	$ 105,600	$ 119,414	$ 37,730	$ 7,674	$ 10,802
Net income per common share (unaudited):
Basic	$ 1.24	$ 1.91	$ 0.61	$ 0.12	$ 0.18
Diluted	$ 1.24	$ 1.91	$ 0.61(1)	$ 0.12(1)	$ 0.18(1)
Other Financial Data:
Depreciation and amortization	$ 40,698	$ 24,515	$ 15,308	$ 15,510	$ 15,209
Capital expenditures	30,301	38,086	36,407	2,912	2,784
Acquisition of businesses, net of cash acquired	137,431	100,128	42,917	—	—
Cash Flow Data(2):
Cash flows provided by (used in):
Operating activities	$ 109,945	$ 86,439	$ 32,228	$ 28,610	$ 26,370
Investing activities	(145,145)	(121,157)	(79,547)	(2,912)	(2,584)
Financing activities	73,832	57,373	47,319	(25,698)	(23,786)
Marine Contracting Activity Data (unaudited):
Number of vessels(3)	34	25	22	13	13
Utilization(4)	71%	91%	79%	63%	68%

	December 31,
	2007	2006	2005	2004	2003
					(unaudited)
Balance Sheet Data:
Total current assets	$ 359,690	$ 168,747	$ 110,484	$ 46,565	$ 43,270
Net property and equipment	562,318	222,247	113,604	76,329	91,533
Total assets	1,274,050	452,153	277,884	144,817	156,280
Total current liabilities	254,328	58,814	73,869	27,438	21,165
Total liabilities	686,143	294,392	100,101	52,309	45,748
Long-term debt	315,000	201,000	—	—	—
Total stockholders’ equity	587,907	157,761	177,783	92,508	110,532

(1)

Basic and diluted net income per share for these periods are based upon 61,506,691 shares, reflecting a 61,506,691 to 1 stock split effected immediately prior to our initial public offering.

(2)

For all periods through December 14, 2006:  (i) cash flows from financing activities were reflected as (a) cash transfers from us to Helix equal to substantially all cash provided by operating activities and (b) cash transfers from Helix to us equal to the amount of cash used in investing activities, (ii) substantially all excess cash was transferred to Helix, and (iii) these cash transfers were reflected as changes in total stockholders’ equity.

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

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis should be read in conjunction with our historical consolidated and combined financial statements and their notes included elsewhere in this annual report. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A “Risk Factors” and elsewhere in this annual report.

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

Major Influences on Results of Operations

Our business is substantially dependent upon the condition of the oil and natural gas industry and, in particular, the willingness of oil and natural gas companies to make capital expenditures for offshore exploration, development and production operations. The level of capital expenditures generally depends on the prevailing views of future oil and natural gas prices, which are influenced by numerous factors, including but not limited to:

•

changes in United States and international economic conditions including the potential for a recession;

•

demand for oil and natural gas, especially in the United States, China and India;

•

worldwide political conditions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America;

•

actions taken by OPEC;

•

the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•

the rate of decline of existing and new oil and natural gas reserves;

•

the cost of offshore exploration for, and production and transportation of, oil and natural gas;

•

the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;

•

the sale and expiration dates of offshore leases in the United States and overseas;

•

technological advances affecting energy exploration, production, transportation and consumption;

•

weather conditions;

•

environmental or other government regulations both domestic and foreign;

•

domestic and foreign tax policies; and

•

the pace adopted by foreign governments for the exploration, development and production of their oil and gas reserves.

The primary leading indicators we rely upon to forecast the performance of our business are crude oil and natural gas prices, the level of capital expenditures by oil and gas exploration and development companies, and drilling activity on the Gulf of Mexico OCS, as measured by mobile offshore rig counts. Demand for our services generally lags successful drilling activity by a period of six to 18 months and can be longer. In recent years, crude oil and natural gas prices have increased substantially, with the quarterly average of the NYMEX West Texas Intermediate (WTI) near month crude oil daily average contract price increasing from a low of $28.91 per barrel in the second quarter of 2003 to a high of $90.68 per barrel in the fourth quarter of 2007, and the quarterly average of the Henry Hub natural gas daily average spot price increasing from a low of $4.87 per one million British thermal units, or Mmbtu, in the third quarter of 2003 to a high of $12.31 per Mmbtu in the fourth quarter of 2005. However, oil and natural gas prices can be extremely volatile. As of December 31, 2007 and February 22, 2008, the NYMEX WTI near month crude oil closing contract price was $95.98 and $98.81, respectively, and the Henry Hub natural gas closing spot price was $6.80 and $8.91, respectively. The majority of our customers on the Gulf of Mexico OCS are drilling for, producing and transporting natural gas. Therefore, we expect sustained directional changes in natural gas prices will have a greater impact on demand for our services in the Gulf of Mexico than changes in crude oil prices. While U.S. natural gas prices generally declined in recent months primarily due to moderate weather and the restoration of shut-in Gulf of Mexico production, we believe long-term price trends will be driven by U.S. natural gas demand, the productivity of existing fields and new discoveries, and the availability of imports. From 2003 to 2005, the rig count on the Gulf of Mexico OCS increased more modestly than rig counts in other offshore regions due to the mobilization of rigs from the Gulf of Mexico to other regions and the impairment of offshore rigs caused by hurricane activity in the Gulf of Mexico in 2004 and 2005, and has steadily declined since 2005. While demand for our marine contracting services is typically highly correlated with offshore rig counts, increases in subsea project complexity and capital spending per project as well as a sharp rise in the demand for hurricane-related repair work have been the primary drivers of the record utilization and day rates we have achieved recently across our fleet of vessels.

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

From 2005 through the first three quarters of fiscal 2007, we did not experience the typical seasonal trends in our business due to the impact of Hurricanes Ivan, Katrina and Rita in the Gulf of Mexico. The severe offshore infrastructure damage caused by these storms generated significant year-round demand for our services from oil and gas companies trying to restore shut-in production. We believe this production restoration focus, along with the limited number of qualified marine contractors, has led to increased platform installation and removal work during that period.

With the expected increase in offshore construction activity levels in international basins, we have repositioned the Texas, a DP DSV with recently installed saturation diving capabilities, to the Mediterranean and the Middle East, and the Mystic Viking, a DP DSV to Trinidad.  These vessels join the Sea Horizon, a combination derrick/pipelay barge and the Eclipse, a DP DSV, which are both in Southeast Asia, to take advantage of international opportunities.  We continue to monitor international markets and intend to reposition certain vessels as opportunities arise.

The outlook for our business remains favorable based on our projected demand for construction, inspection, maintenance and repair services in the Gulf of Mexico as well as our significant international growth opportunities; however, market conditions in the Gulf of Mexico OCS are easing from the peak levels experienced in recent quarters as the amount of hurricane-related repair activity moderates, and beginning in the fourth quarter of 2007 we began to experience a return to the more customary seasonal conditions described above. As shown in the table below, during the fourth quarter of 2006 and all four quarters of 2007, our average fleet utilization rates, while strong, were below the levels achieved in the fourth quarter of 2005 and the first three quarters of 2006. We believe that our fleet utilization and contract pricing, particularly for our saturation diving and pipelay vessels, will remain strong in 2008, but we expect they will continue to ease from the recent record levels. However, if future storms cause severe damage to Gulf of Mexico infrastructure, we would expect another sharp rise in the demand for our services.

The following table sets forth key indicators and performance metrics for our business:

	2005				2006				2007
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
U.S. natural gas prices(1)	$ 6.39	$ 6.94	$ 9.74	$ 12.31	$ 7.75	$ 6.53	$ 6.08	$ 6.60	$ 7.16	$ 7.54	$ 6.16	$ 6.72
NYMEX oil prices(2)	$ 49.84	$ 53.17	$ 63.19	$ 60.03	$ 63.48	$ 70.70	$ 70.48	$ 60.21	$ 58.27	$ 65.03	$ 75.38	$ 90.68
Gulf of Mexico rigs(3)	130	132	130	127	131	132	125	116	116	106	103	92
Platform installations(4)	36	23	19	15	20	30	19	15	17	19	14	8
Platform removals(4)	11	50	44	9	3	14	49	10	18	15	30	13
Number of our vessels(5)	13	13	13	22	23	24	25	25	25	25	25	34
Our average utilization rate(6)	65%	72%	77%	94%	96%	98%	91%	80%	75%	77%	78%	55%

_____________________

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

Recent Acquisitions

On December 11, 2007, we completed an acquisition of Horizon, following which Horizon became a wholly owned subsidiary of the Company.  Upon completion of the acquisition, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of the Company’s common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  The Company issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our new $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See “Liquidity and Capital Resources — Credit Facility.”

In July 2006, we completed the purchase of the business of Singapore-based Fraser Diving, including six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia, for an aggregate purchase price of approximately $29.3 million, subject to post-closing adjustments.

In August 2005, we acquired six vessels and a portable saturation diving system from Torch at a cost of $26.2 million (including assets held for sale). In November 2005, we completed the acquisition of the diving and shallow water pipelay business of Acergy, including seven diving support vessels, a portable saturation diving system, general diving equipment and operating bases located in Louisiana, for a purchase price of $42.9 million. Under the terms of a consent decree between the Company and the United States Department of Justice to address certain anti-competitive effects of the Acergy and Torch acquisitions alleged by the DOJ, we were required to divest two diving support vessels and a portable saturation diving system from the combined acquisitions. We completed the sale of the portable saturation diving system and one diving support vessel in 2006, and completed the sale of the second diving support vessel in January 2007. In addition, we acquired the DLB801 from Acergy for $38.0 million in January 2006. We subsequently sold a 50% interest in the vessel in January 2006 for approximately $19.0 million and entered into a 10-year charter lease agreement with the purchaser, that included an option to purchase the remaining 50% interest in the vessel beginning in January 2009. In December 2007 we agreed to accelerate this option, and sold our remaining 50% interest to the lessee for cash consideration of $18.6 million.  We also acquired the Kestrel from Acergy for approximately $39.9 million in March 2006. Going forward, we believe these acquired assets will be significant contributors to our financial results.

Business Segment Information

The Company has one reportable segment, Marine Contracting. The Company performs a portion of its marine contracting services in foreign waters. For the years ended December 31, 2007, 2006 and 2005, the Company derived revenues of $151.3 million, $70.4 million and $33.6 million, respectively, from foreign locations. Net property and equipment in foreign locations were $124.7 million and $49.1 million at December 31, 2007 and 2006, respectively. The remainder of the Company’s revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

Our Relationship with Helix

For periods prior to December 14, 2006, our consolidated and combined financial statements have been derived from the financial statements and accounting records of Helix using the historical results of operations and historical bases of assets and liabilities of our business. Certain management, administrative and operational services of Helix have been shared between Helix’s shallow water marine contracting business and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs included in our consolidated and combined statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided. Pursuant to the Corporate Services Agreement between Helix and us, we are required to utilize these services from Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock or earlier, if mutually agreed between Helix and us. Additionally, Helix primarily used a centralized approach to cash management and the financing of its operations. Accordingly, all related acquisition activity between Helix and us and all other cash transactions for the period prior to our initial public offering have been reflected in our stockholders’ equity as Helix’s net investment.

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

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the first quarter, and to a lesser extent during the fourth quarter, due to winter weather conditions in the Gulf of Mexico.  From 2005 through the first three quarters of fiscal 2007, we had not experienced the typical seasonal trends in our business due to the impact of Hurricanes Ivan, Katrina and Rita in the Gulf of Mexico.  However, market conditions in the Gulf of Mexico OCS are easing from the peak levels experienced in recent quarters as the amount of hurricane-related repair activity moderates.  Beginning in the fourth quarter of 2007 we began to experience a return to more customary seasonal conditions.  As shown in the table below, this has impacted primarily our surface diving vessels, while utilization for our saturation diving and construction barges has remained strong.

The following table shows the size of our fleet and effective utilization of our vessels during the past three fiscal years:

	2007		2006		2005
	Number of Vessels (1)	Utilization (2) (4)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)
Saturation Diving	8	91%	7	93%	6	91%
Surface and Mixed Gas Diving	16	60%	16	90%	14	72%
Construction Barges	10	81%	2	87%	2	92%(3)
Entire Fleet	34	71%	25	91%	22	79%

______________________

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

(4)

Includes activity for the nine vessels acquired from Horizon only from December 11, 2007.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated and combined financial statements included elsewhere in this annual report. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.

Revenue Recognition

We recognize our revenue according to the type of contract.  Most of our revenues are derived from contracts that have a short duration. These contracts contain either qualified lump-sum turnkey provisions or provisions for specific time, material and equipment charges, which we bill in accordance with the terms of such contracts. We recognize revenue as it is earned at estimated collectible amounts.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Under these contracts, we may receive revenues for the mobilization of equipment and personnel, in which case revenues related to mobilization are deferred and recognized over the period during which contracted services for the specific scope of work are performed using the straight-line method. Incremental costs incurred directly for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs, are also deferred and amortized over the period during which contracted services for the specific scope of work are performed using the straight-line method. Our policy to amortize the revenues and costs related to mobilization on a straight-line basis over the estimated contract service period is consistent with the general pace of activity, level of services being provided and dayrates being earned over the service period of the contract. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

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

Under the percentage-of-completion method, we recognize estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors may affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, delay the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when it is first determined as required under GAAP. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

Unbilled revenue represents revenue attributable to work that has been completed prior to period end that has not yet been invoiced. The asset “Costs in excess of billings” represents costs and estimated earnings recognized as revenue on the percentage-of-completion method in excess of amounts billed as determined on an individual contract basis.  The liability “Billings in excess of costs” represents amounts billed in excess of costs and estimated earnings recognized as revenue on the percentage-of-completion method on an individual contract basis. All amounts included in unbilled revenue and costs in excess of billing at December 31, 2007 are expected to be billed and collected within one year.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are stated at the historical carrying amount, net of write offs and allowance for uncollectible accounts. We establish an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that we have identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance or when we have determined the balance will not be collected.

Related Party Cost Allocations

Helix has provided us certain management and administrative services including: internal audit, tax, treasury and other financial services; insurance (including claims) and related services; information systems, network and communication services; employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs discussed below); and corporate facilities management services. Total allocated costs from Helix for such services were approximately $3.6 million, $16.5 million and $8.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Included as a component of these allocations are costs related to the participation by our employees in Helix employee benefit plans, including employee medical insurance and a defined contribution 401(k) retirement plan, of approximately $5.8 million and $3.3 million for the years ended December 31, 2006 and 2005, respectively.  In January 2007, the Company began paying directly for its own employee medical insurance and 401(k) contribution costs and there were no allocations for these costs in 2007. These costs have been allocated based on headcount, work hours and revenues, as applicable.

We provide Helix operational and field support services including: training and quality control services; marine administration services; supply chain and base operation services; environmental, health and safety services; operational facilities management services; and human resources. Total allocated cost to Helix for such services were approximately $3.4 million, $5.6 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These costs have been allocated based on headcount, work hours and revenues, as applicable.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates its assets primarily on the straight-line method over their estimated useful lives. Our estimates of useful lives of our assets are as follows: vessels — 15 to 20 years; portable saturation diving systems, machinery and equipment — five to 10 years; and buildings and leasehold improvements — four to 20 years.

For long-lived assets to be held and used, excluding goodwill, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. Our marine vessels are assessed on a vessel by vessel basis. If it is determined that an impairment has occurred, we write down the asset to its fair value and recognize a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on management’s estimate of discounted cash flows the asset will generate in the future. We recorded no impairment charges in 2007 and 2006, and $790,000 in 2005, on certain vessels that met the impairment criteria in 2005. Such charges are included in cost of sales in the accompanying consolidated and combined statements of operations. The assets impaired in 2005 were subsequently sold in 2005 and 2006 for an aggregate gain on the disposals of approximately $322,000.

Assets are classified as held for sale when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. At December 31, 2007 we had no assets held for sale, and at December 31, 2006 we classified an asset as held for sale totaling $0.7 million that was sold in January 2007 for its carrying amount.

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

As of December 31, 2007 and 2006, capitalized deferred drydock charges and related recertification costs (included in other long-term assets, net) totaled $27.1 million and $20.1 million, respectively. During the years ended December 31, 2007, 2006 and 2005, drydock amortization expense was $15.4 million, $7.1 million and $5.5 million, respectively. Due to the significant growth of our fleet, we expect drydock amortization expense to increase in future periods.

Goodwill and Other Intangible Assets

We test for the impairment of goodwill on at least an annual basis. We test for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present. Our goodwill impairment test involves a comparison of the fair value with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models. At December 31, 2007 and 2006, we had goodwill of $284.1 million and $26.7 million, respectively, including goodwill of $257.3 million related to the acquisition of Horizon on December 11, 2007. We completed our annual goodwill impairment test as of November 1, 2007, and none of our goodwill was impaired based on this impairment test.  We will continue to test our goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance December 31, 2005	$27,814
Tax and other adjustments	(1,148)
Balance December 31, 2006	26,666
Horizon acquisition adjustment	257,340
Tax and other adjustments	135
Balance December 31, 2007	$284,141

A summary of other intangible assets, net, is as follows (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Contract backlog	$2,960	$(387)	$2,573	$—	$—	$—
Customer relationships	6,758	(1,034)	5,724	3,698	(539)	3,159
Non-compete agreements	3,000	(169)	2,831	—	—	—
Trade name	490	(3)	487	—	—	—
Total	$13,208	$(1,593)	$11,615	$3,698	$(539)	$3,159

Total amortization expenses for intangible assets for the years ended December 31, 2007, 2006, and 2005 was $1.1 million, $0.5 million, and $0.1 million, respectively.  A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,
2008	$4,907
2009	$2,754
2010	$1,129
2011	$1,129
2012	$1,096

Equity Investment

In July 2005, we acquired a 40% minority ownership interest in OTSL, a Trinidad and Tobago entity, in exchange for our DP DSV Witch Queen. OTSL provides marine contracting services to the oil and gas industry in and around Trinidad and Tobago.  During the second quarter of 2007, we determined that there was an other than temporary impairment in OTSL and the full value of our investment in OTSL was impaired.  Our investment in OTSL totaled $10.9 million as of December 31, 2006, and we recognized equity losses of OTSL, inclusive of impairment charge, of $11.8 million in 2007.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), we recognize income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. For the year ended December 31, 2007, we established a $3.0 million valuation allowance related to a non current deferred tax asset set up during 2007 related to the impairment of our investment in OTSL. Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of its assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes. We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

Prior to December 14, 2006, our operations were included in a consolidated federal income tax return filed by Helix. For financial reporting purposes, our provision for income taxes has been computed on the basis that we have completed and filed separate federal income tax returns for all periods presented except that all tax benefits recognized on employee stock option exercises related to Helix common stock are retained by Helix.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  Basic and diluted EPS for the year ended December 31, 2006 were the same as all restricted shares were anti-dilutive in this calculation.  The computation of basic and diluted EPS amounts for the fiscal year ended December 31, 2007 was as follows (in thousands):

	Year Ended December 31, 2007
	Income	Shares
Earnings applicable per common share - basic	$105,600	84,853
Restricted shares	—	125
Earnings applicable per common share - diluted	$105,600	84,978

Workers’ Compensation Claims

Our onshore employees are covered by workers’ compensation. Offshore employees, including divers, tenders and marine crews, are covered by our maritime employers liability and protection and indemnity insurance policies, which cover general maritime law and Jones Act exposures. We incur workers’ compensation claims in the normal course of business, which management believes are substantially covered by insurance. We, together with our insurers and legal counsel, analyze each claim for potential exposure and estimate the ultimate liability of each claim.

Stock-Based Compensation Plans

Prior to December 14, 2006, certain of our employees participated in Helix’s stock-based compensation plans. Helix used the intrinsic value method of accounting for its stock-based compensation programs through December 31, 2005. Accordingly, no compensation expense was recognized by Helix or us when the exercise price of an employee stock option was equal to the common share market price on the grant date. All tax benefits recognized on employee stock plans are retained by Helix. See “— Recently Issued Accounting Principles.”

Under an incentive plan adopted by the Company on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, we may issue up to 9,000,000 shares of our common stock to our officers, employees and non-employee directors as restricted stock, restricted stock units or stock options.  On December 19, 2006 in connection with the closing of our initial public offering, our board granted an aggregate of 618,321 shares of restricted stock to certain of our officers and employees.  The shares vest in equal increments over a two-year or five-year period, depending on the specific award.  Of these restricted shares, an aggregate of 184,275 shares did not commence vesting on the date of grant, of which approximately 111,348 shares will begin to vest in annual 20% increments on December 19, 2008, and the remainder will begin to vest in annual 20% increments over a five-year period beginning on the first anniversary of the date that Helix reduces its ownership percentage below 51% of our common stock.  The market value (based on the price at which our common stock was sold to the public in our initial public offering) of the restricted stock was $13.00 per share, or $8,038,173, at the date of grant.

During the year ended December 31, 2007, the Company made restricted share grants as follows:

Date of Grant	Shares	Market Value Per Share at Grant Date	Vesting Period
February 5, 2007	24,894	$12.05	20% per year over five years
March 31, 2007	4,836	$12.21	100% on January 1, 2009
May 29, 2007	1,643	$15.21	20% per year over five years
June 30, 2007	3,250	$16.63	100% on January 1, 2009
September 30, 2007	3,520	$15.00	100% on January 1, 2009
December 6, 2007	30,903	$12.62	20% per year over five years
December 11, 2007	20,376	$12.76	20% per year over five years
December 19, 2007	512,897	$12.49	20% per year over five years

Compensation cost for each award is the product of market value of each share and the number of shares granted.  Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the year ended December 31, 2007, compensation expense related to restricted shares was $2.1 million. Future compensation cost associated with unvested restricted stock awards at December 31, 2007 totaled approximately $13.4 million.

Major Customers and Concentration of Credit Risk

Our customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The capital expenditures of our customers are generally dependent on their views of future oil and gas prices and successful offshore drilling activity. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2007 — Chevron (15%) and Apache (10%); 2006 — Chevron (16%); and 2005 — BP (13%) and Lighthouse R&D Enterprises (11%).

Cash and Cash Equivalents

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months.  Prior to December 14, 2006, cash transactions were settled and managed through Helix bank accounts and related facilities.

Recently Issued Accounting Principles

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  The impact of the adoption of FIN 48 was immaterial on the Company’s financial position, results of operations and cash flows.  The Company records tax related interest in interest expense and tax penalties in operating expenses as allowed under FIN 48. As of December 31, 2007, the Company had no material unrecognized tax benefits, interest or penalties.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. (“SFAS No. 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The impact of this statement is not expected to be material to our results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  The impact of this statement is not expected to be material to our results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for combinations after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  We are currently evaluating the impact, if any, of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAB 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  We are currently evaluating the impact, if any, of this statement.

Results of Operations

Comparison of Years Ended 2007 and 2006

Revenues.  For the year ended December 31, 2007, our revenues increased 22% to $623.6 million, compared to $509.9 million for the year ended December 31, 2006. This increase was primarily a result of initial deployment of certain assets we acquired through the Torch, Acergy and Fraser Diving acquisitions subsequent to the first quarter of 2006 as well as the Horizon assets acquired in late 2007. Revenue derived from these assets was $211.6 million in the year ended December 31, 2007, as compared to $43.1 million in 2006. As an offset to this increase, we did not operate two vessels (one owned and one chartered) in 2007 that we operated in 2006.  Revenue from these two vessels in fiscal 2006 was $15.0 million.  Additionally, the 2007 increase was partially offset by an increased number of out-of-service days relating to regulatory dry docks and vessel upgrades during 2007.

Gross profit.  Gross profit for the year ended December 31, 2007 increased 2% to $227.4 million, compared to $222.5 million for the year ended December 31, 2006. This increase was attributable to increased gross profit derived from the acquisitions mentioned above, offset by increased out-of-service days referred to above, lower vessel utilization as a result of seasonal weather in the fourth quarter of 2007, and increased depreciation and deferred drydock amortization.  Gross margins decreased to 36% for the year ended December 31, 2007 from 44% in the year ended December 31, 2006 due to the lower utilization and increased depreciation and amortization described above.

Selling and administrative expenses.  Selling and administrative expenses of $48.4 million for the year ended December 31, 2007 were 29% higher than the $37.4 million incurred in the year ended December 31, 2006 primarily due to increased investment in international overhead and infrastructure, a $2.0 million cash settlement with the Department of Justice related to the Acergy and Torch acquisitions and $1.6 million in third party integration costs related to our acquisition of Horizon.  Selling and administrative expenses were also higher due to increased employee benefit insurance rates and new public company costs including investor relations, legal and audit expenses. Selling and administrative expenses were 7.8% of revenues for the year ended December 31, 2007, and 7.3% of revenues for the year ended December 31, 2006.

Equity in losses of investment, inclusive of impairment charge.  During the second quarter 2007, the Company determined that its remaining investment in OTSL was impaired and recorded an impairment charge equal to the carrying value of its remaining investment.  For 2007, equity in losses of investment, inclusive of impairment charge was $10.8 million compared to $0.5 million in 2006.

Net interest income (expense).  Net interest expense in the year ended December 31, 2007 was $9.3 million as compared to net interest income of $163,000 in 2006.  Interest expense in 2007 is related to debt assumed in connection with the Company’s initial public offering in December 2006 and the term loan borrowings incurred in late 2007 as a result of the acquisition of Horizon.

Income taxes.  Income taxes were $57.4 million and $65.7 million for the years ended December 31, 2007 and 2006, respectively. The effective tax rate for the respective periods was 35.2% for 2007 and 35.5% for 2006.

Net Income.  Net income of $105.6 million for the year ended December 31, 2007 was $13.8 million less than net income of $119.4 million for the year ended December 31, 2006 as a result of the factors described above.

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

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under a revolving credit facility we secured in connection with our acquisition of Horizon. We intend to use these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our planned growth. We expect to be able to fund our activities for 2008 with cash flows generated from our operations and available borrowings under our revolving credit facility.

In December 2007, we entered into a five-year $675 million credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, with certain financial institutions.  The loans mature in December 2012.  On December 11, 2007, we borrowed $375 million under the term loan facility and used those proceeds, along with cash on hand, to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and the Company’s existing debt.  At December 31, 2007, we had outstanding debt of $375 million and accrued interest of $0.5 million under this credit facility, and had $61.3 million of cash on hand and $273.3 million available under our revolving credit facility.  We may pay down or borrow from the revolving credit facility as business needs merit. See “Credit Facility.”

Prior to December 14, 2006, our working capital requirements and funding for maintenance capital expenditures, strategic investments and acquisitions were part of the corporate-wide cash management program of Helix. As a part of such program, Helix swept all available cash from our operating accounts periodically and did so on the day immediately prior to the effectiveness of our initial public offering. Subsequent to the offering, we have been solely responsible for the provision of funds to finance our working capital and other cash requirements.

Cash Flows

Operating activities.  Cash flow from operating activities was $109.9 million during 2007, an increase of $23.5 million from the $86.4 million provided during the year ended December 31, 2006. The primary driver of this increase was an increase in net income adjusted for non-cash items such as depreciation and amortization, equity losses and deferred taxes.

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

Investing Activities.  Investing activities consist principally of strategic business and asset acquisitions, capital improvements to existing vessels and purchases of operations support facilities and equipment. Net cash used in investing activities was $145.1 million, $121.2 million and $79.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

We incurred $145.1 million for capital expenditures and business acquisitions, net of cash acquired of $171 million and net of proceeds from property sales of $22.6 million, for the year ended December 31, 2007, compared to capital expenditures of $121.2 million, net of proceeds from property sales of $16.9 million, during the year ended December 31, 2006, and capital expenditures of $76.4 million, net of proceeds from property sales of $3.0 million, during the year ended December 31, 2005. Capital expenditures for the years ended December 31, 2007, 2006 and 2005 included $30.3 million, $38.1 million and $10.2 million, respectively, primarily related to vessel upgrades, equipment purchases and leasehold improvements.  Cash used for the acquisition of Horizon in December 2007 was $137.4 million, net of cash acquired of $171 million. Acquisitions in the year ended December 31, 2006 included the DLB801 in January 2006 for approximately $38.0 million, the Kestrel in March 2006 for approximately $39.9 million and Fraser Diving for $22.0 million (net of $2.3 million of cash acquired).  The 2005 capital acquisitions and expenditures included $42.9 million for the Acergy acquisition and $26.2 million for the acquisition of the Torch assets.

Financing activities.  In December 2007, we entered into a $675 million secured credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, pursuant to which we borrowed $375 million in connection with the Horizon acquisition.  See “Credit Facility.” This facility replaced our previous $250 million revolving credit facility we entered into in connection with our initial public offering in December 2006, under which we initially borrowed $201 million.  Prior to our initial public offering, we historically operated within Helix’s corporate cash management program. We financed seasonal operating requirements through Helix’s internally generated funds and borrowings under credit facilities on a consolidated basis.

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks (included in other long-term assets, net) as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Capital expenditures incurred for these activities in 2007 include $22.4 million for recertification costs and $22.3 million relating to steel replacement and vessel improvement costs. Capital expenditures planned for 2008 include $25.8 million for recertification costs and $66.7 million for vessel improvements, equipment purchases and leasehold improvements.  We also incur capital expenditures for strategic investments and acquisitions. In December 2007, we completed the Horizon acquisition for an aggregate purchase price of approximately $630 million in cash and stock, and the assumption and repayment of approximately $104 million in Horizon debt.

We have also incurred $12.8 million to purchase three portable saturation diving systems which we plan to put into service during 2008.

Credit Facility

In December 2007, we entered into a secured credit facility with certain financial institutions consisting of a $375 million term loan, and a $300 million revolving credit facility.  This credit facility replaced the revolving credit facility we entered into in November 2006 prior to our initial public offering.  The following is a summary description of the terms of the credit agreement and other loan documents.

The term loans and the revolving loans may consist of loans bearing interest in relation to the Federal Funds Rate or to the lenders’ base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as Eurodollar Rate Loans, in each case plus an applicable margin.  The margins on the revolving loans range from 0.75% to 1.50% on Base Rate Loans and 1.75% to 2.50% on Eurodollar Rate Loans.  The margins on the term loan are 1.25% on Base Rate Loans and 2.25% on Eurodollar Rate Loans.  The revolving loans and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan beginning June 30, 2008. We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty. In addition, a commitment fee ranging from 0.375% to 0.50% will be payable on the portion of the lenders’ aggregate commitment which from time to time is not used for a borrowing or a letter of credit. Margins on the revolving loans and the commitment fee will fluctuate in relation to our consolidated leverage ratio as provided in the credit agreement.

The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), with an aggregate net book value of $425 million at December 31, 2007, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts and general intangible assets.  At December 31, 2007, we were in compliance with all debt covenants.

On December 11, 2007, we borrowed $375 million under the term loan and used those proceeds to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  We had no outstanding borrowings on our revolving credit facility at December 31, 2007.  We had letters of credit totaling $26.7 million to secure performance bonds under our revolving credit facility outstanding at December 31, 2007.  At December 31, 2007 we had $61.3 million of cash on hand and $273.3 million available under the revolving credit facility, and at February 22, 2008, we had $27.5 million of cash on hand and $293.6 million available under the revolving credit facility.  On February 19, 2008, we used a portion of cash on hand to make an optional prepayment on the term loan in the amount of $40 million resulting in an outstanding balance of $335 million.  As a result of the prepayment, our next quarterly installment payment is due on December 31, 2008.  We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes.

Contractual and Other Obligations

The Company leases several facilities and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $21.2 million at December 31, 2007, with $4.1 million due in 2008, $1.9 million in 2009, $2.6 million in 2010, $2.5 million in 2011, $2.5 million in 2012 and $7.6 million thereafter. Total rental expense under these operating leases was approximately $2.3 million, $1.0 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In September 2006 the Company chartered a vessel for use in the Middle East region.  At December 31, 2007, the remaining charter commitment is $2.7 million.  Expenses for this charter for the year ended December 31, 2007 were $17.0 million.

At December 31, 2007, our contractual obligations for long-term debt and payables and operating leases were as follows:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	More than 5 Years
	(in thousands)
Payable to Helix	$ 6,196	$ 1,820	$ 2,434	$ 1,444	$ 498
Noncancelable operating leases and charters	23,953	6,803	4,478	5,034	7,638
Long-term debt obligation	433,574	81,801	187,303	164,470	—
Total cash obligations	$463,723	$90,424	$194,215	$170,948	$8,136

Off-Balance Sheet Arrangements

As of December 31, 2007, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated and combined financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We could be exposed to market risk related to interest rates in the future. As of December 31, 2007, we had approximately $375 million outstanding under our term loan under our new $675 million credit facility, which replaced our previous $250 million revolving credit facility. Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  The impact of this market risk is estimated using a hypothetical increase in interest rates by 100 basis points.  Based on the amount outstanding under our new term loan at year end, and this hypothetical assumption, we would have incurred an additional $3.8 million in interest expense for the year ended December 31, 2007.

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cal Dive International, Inc.

We have audited the accompanying consolidated and combined balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Cal Dive International, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated and combined financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 and in 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal Dive International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 28, 2008

Cal Dive International, Inc. and Subsidiaries

Consolidated and Combined Balance Sheets

(in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$ 61,287	$ 22,655
Accounts receivable -
Trade, net of allowance for doubtful accounts $1,400 and $169, respectively	210,813	93,748
Unbilled revenue	8,775	28,580
Costs in excess of billings, net	39,683	5,289
Income taxes receivable	11,142	—
Net receivable from Helix	—	1,626
Deferred income taxes	8,246	1,869
Notes receivable	—	3,008
Other current assets	19,744	11,972
Total current assets	359,690	168,747

Property and equipment	654,281	293,929
Less - Accumulated depreciation	(91,963)	(71,682)
	562,318	222,247

Other assets:
Goodwill	284,141	26,666
Equity investment	—	10,871
Other assets, net	67,901	23,622
Total assets	$1,274,050	$ 452,153

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 107,117	$ 39,810
Accrued liabilities	63,687	19,004
Billings in excess of costs	15,121	—
Current maturities of long-term debt	60,000	—
Net payable to Helix	8,403	—
Total current liabilities	254,328	58,814

Long-term debt	315,000	201,000
Long-term payable to Helix	5,756	11,028
Deferred income taxes	109,028	20,824
Other long term liabilities	2,031	2,726
Total liabilities	686,143	294,392

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, Issued and outstanding: 105,159 shares in 2007, 84,298 shares in 2006	1,051	843
Capital in excess of par value of common stock	479,236	154,898
Retained earnings	107,620	2,020
Total stockholders’ equity	587,907	157,761
Total liabilities and stockholders’ equity	$1,274,050	$ 452,153

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Net revenues	$ 623,615	$ 509,917	$ 224,299
Cost of sales	396,217	287,387	152,586
Gross profit	227,398	222,530	71,713
Gain on sale of assets	4,125	349	270
Selling and administrative expenses	48,393	37,431	16,730
Income from operations	183,130	185,448	55,253
Equity in earnings (losses) of investment, inclusive of impairment charge	(10,841)	(487)	2,817
Net interest (expense) income	(9,259)	163	45
Income before income taxes	163,030	185,124	58,115
Provision for income taxes	57,430	65,710	20,385
Net income	$ 105,600	$ 119,414	$ 37,730
Net income per common share:
Basic net income per share	$ 1.24	$ 1.91	$ 0.61
Diluted net income per share	$ 1.24	$ 1.91	$ 0.61
Weighted average basic shares outstanding	84,853	62,600	61,507
Weighted average diluted shares outstanding	84,978	62,600	61,507

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Equity

(in thousands)

	Helix’s Net Investment	Common Stock, $.01 par value	Capital in Excess of Par	Retained Earnings	Unearned Compensation	Total Stockholders’ Equity
Balances at December 31, 2004	$ 92,508	$ —	$ —	$ —	$ —	$ 92,508
Net income	37,730					37,730
Stock grants in Helix’s stock plan	2,124				(2,124)	—
Amortization of stock grants in Helix’s stock plan					226	226
Capital contributions by Helix	79,547					79,547
Cash transfers to Helix	(32,228)					(32,228)
Balances at December 31, 2005	$ 179,681	$ —	$ —	$ —	$ (1,898)	$ 177,783
Reversal of unearned compensation	(1,898)				1,898	—
Amortization of stock grants in Helix’s stock plan	2,930					2,930
Net income prior to IPO	117,394					117,394
Capital contributions by Helix prior to IPO	121,157					121,157
Cash transfers to Helix prior to IPO	(64,784)					(64,784)
Contributed capital related to Helix deferred tax asset	1,261					1,261
Dividends to Helix	(464,401)					(464,401)
Capitalization of Cal Dive International, Inc.	108,660	615	(109,275)			—
Restricted share grants		6	(6)			—
Net proceeds from initial public offering		222	264,179			264,401
Net income subsequent to IPO				2,020		2,020
Balances at December 31, 2006	$ —	$ 843	$ 154,898	$ 2,020	$ —	$ 157,761
Stock compensation expense			3,387			3,387
Stock issuance		203	321,747			321,950
Restricted stock grants		5	(5)			—
Other			(791)			(791)
Net income				105,600		105,600
Balances at December 31, 2007	$ —	$ 1,051	$ 479,236	$ 107,620	$ —	$ 587,907

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$ 105,600	$ 119,414	$ 37,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,698	24,515	15,308
Equity in (earnings) loss of investment, inclusive of impairment charge	10,841	487	(2,817)
Stock compensation expense	3,387	2,930	226
Deferred income taxes	24,279	11,737	11
Gain on sale of assets	(4,125)	(349)	(270)
Asset impairment charges	—	—	790
Changes in operating assets and liabilities:
Accounts receivable, net	(21,967)	(38,105)	(55,305)
Costs in excess of billings	17,552	—	—
Billings in excess of costs	14,665	—	—
Other current assets	5,606	(5,281)	(3,494)
Accounts payable and accrued liabilities	(43,632)	(10,081)	46,431
Other noncurrent, net	(42,959)	(18,828)	(6,382)
Net cash provided by operating activities	109,945	86,439	32,228
Cash Flows From Investing Activities:
Capital expenditures	(30,301)	(38,086)	(36,407)
Acquisition of businesses, net of cash acquired	(137,431)	(100,128)	(42,917)
Proceeds from sales of property	22,587	16,902	2,973
Equity investment	—	155	(1,696)
Loan to Offshore Technology Solutions Limited	—	—	(1,500)
Net cash used in investing activities	(145,145)	(121,157)	(79,547)
Cash Flows From Financing Activities:
Draws on credit facility	375,000	201,000	—
Repayments on credit facilities and debt	(301,168)	—	—
Proceeds from initial public offering	—	264,401	—
Dividends paid to Helix	—	(464,401)	—
Cash transfers from Helix for investing activities	—	121,157	79,547
Cash transfers to Helix from operating activities	—	(64,784)	(32,228)
Net cash provided by financing activities	73,832	57,373	47,319
Net increase in cash and cash equivalents	38,632	22,655	—
Cash and cash equivalents:
Balance, beginning of year	22,655	—	—
Balance, end of year	$ 61,287	$ 22,655	$ —
Supplemental cash flow information:
Interest paid	$ 10,352	$ —	$ —
Income taxes	$ 44,864	$ —	$ —

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements

1.   Organization and Basis of Presentation

Prior to December 14, 2006, Cal Dive International, Inc., its subsidiaries and its operations (“CDI” or the “Company”) were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”). On February 27, 2006, Helix announced a plan to separate its shallow water marine contracting business into a separate company. As part of the plan, on December 11, 2006, Helix and its subsidiaries contributed and transferred to the Company all of the assets and liabilities of the shallow water marine contracting business, and on December 14, 2006 the Company, through an initial public offering (“IPO”), issued approximately 22.2 million shares of its common stock representing approximately 27% of the Company’s common stock. Following the contribution and transfer by Helix, the Company owned and operated a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet, as well as three shallow water pipelay vessels.  As of December 31, 2007, Helix owns approximately 58.5% of CDI’s common stock.

On December 11, 2007, the Company completed its acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became a wholly owned subsidiary of the Company.  Upon completion of the acquisition, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of the Company’s common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  The Company issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under the Company’s new $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Notes 4 - “Acquisition of Horizon Offshore, Inc.” and 8 - “Long-term Debt.”

As a result of the Horizon acquisition in December 2007 and vessel divestitures during 2007, the Company currently owns and operates a diversified fleet of 34 vessels, including 24 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

Prior to the Company’s IPO, these consolidated and combined financial statements reflect the financial position and results of the shallow water marine contracting business of Helix and have been prepared using the historical basis in the assets and liabilities and the historical results of operations and cash flows for this segment as carved out of the accounts of Helix and as though the shallow water marine contracting business had been a separate stand-alone company for the respective periods presented.

Prior to December 14, 2006, the shallow water marine contracting business of Helix operated within Helix’s corporate cash management program. This presentation results in the consolidated and combined financial statements reflecting no cash balances for all periods prior to December 14, 2006 as if all excess cash has been transferred to Helix prior the IPO.

Prior to December 14, 2006, net cash flows provided by the operating activities and net cash flows used in investing activities of the Company are presented as cash transfers to Helix under cash flows from financing activities in the consolidated and combined statements of cash flows and as changes to the balances in total stockholders’ equity in the consolidated and combined statements of changes in stockholders’ equity.

For purposes of financial statement presentation, the costs of certain management, administrative and operational services of Helix have been allocated to the Company based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. See Note 3 — “Related Party Transactions.”

2.   Summary of Significant Accounting Policies

Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements include the accounts of the Company and its subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles.  Prior to December 14, 2006, the consolidated and combined financial statements include the shallow water marine contracting business of Helix, and a 40% interest in Offshore Technology Solutions Limited (“OTSL”). All intercompany accounts and transactions have been eliminated. The Company accounts for its interest in OTSL under the equity method of accounting, as the Company does not have voting or operational control of OTSL.

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts, equity investments, intangible assets and goodwill, property and equipment, income taxes, workers’ compensation insurance, expected costs to complete construction projects and contingent liabilities. In making judgments about the estimated carrying values of assets and liabilities, the Company uses its historical experience and various other assumptions that it believes to be reasonable under the circumstances. These estimates may be revised from time to time with changes in experience or in assumptions, and actual results may differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform prior year financial information to the current period presentation.

Revenue Recognition

The Company recognizes revenue according to the type of contract. Most of the Company’s revenues are derived from contracts that have a short duration. These contracts contain either qualified lump-sum turnkey provisions or provisions for specific time, material and equipment charges, which are billed in accordance with the terms of such contracts. The Company recognizes revenue as it is earned (as described below) at estimated collectible amounts.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Under these contracts, the Company may receive revenues for the mobilization of equipment and personnel, in which case revenues related to mobilization are deferred and recognized over the period during which contracted services for the specific scope of work are performed using the straight-line method. Incremental costs incurred directly for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs, are also deferred and recognized over the period during which contracted services for the specific scope of work are performed using the straight-line method. The Company’s policy to amortize the revenues and costs related to mobilization on a straight-line basis over the estimated contract service period is consistent with the general pace of activity, level of services being provided and dayrates being earned over the service period of the contract. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In determining whether a contract should be accounted for using the percentage-of-completion method, the Company considers whether:

•

the customer provides specifications for the construction of facilities or for the provision of related services;

•

the Company can reasonably estimate its progress towards completion and its costs;

•

the contract includes provisions as to the enforceable rights regarding the goods or services to be provided, consideration to be received and the manner and terms of payment;

•

the customer can be expected to satisfy its obligations under the contract; and

•

the Company can be expected to perform its contractual obligations.

Under the percentage-of-completion method, the Company recognizes estimated contract revenue based on costs incurred to date as a percentage of total estimated costs. Changes in the expected cost of materials and labor, productivity, scheduling and other factors may affect the total estimated costs. Additionally, external factors, including weather or other factors outside of the Company’s control, may also affect the progress and estimated cost of a project’s completion and, therefore, delay the timing of income and revenue recognition. The Company routinely reviews estimates related to its contracts and reflects revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, the Company recognizes the projected loss in full when it is first determined as required under generally accepted accounting principles. The Company recognizes additional contract revenue related to claims when the claim is probable and legally enforceable.

Unbilled revenue represents revenue attributable to work that has been completed prior to period end that has not yet been invoiced. The asset “Costs in excess of billings, net” represents costs and estimated earnings recognized as revenue on the percentage-of-completion method in excess of amounts billed as determined on an individual contract basis.  The liability “Billings in excess of costs” represents amounts billed in excess of costs and estimated earnings recognized as revenue on the percentage-of-completion method on an individual contract basis. All amounts included in unbilled revenue and costs in excess of billing at December 31, 2007 are expected to be billed and collected within one year.

Cash and Cash Equivalents

The Company defines cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. Prior to December 14, 2006, all cash transactions were settled and managed through Helix bank accounts and related facilities.

Accounts Receivable and Allowance for Uncollectible Accounts

Accounts receivable are stated at the historical carrying amount, net of write-offs and allowance for uncollectible accounts. The Company establishes an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that the Company has identified. Uncollectible accounts receivable are written off when a settlement is reached for an amount that is less than the outstanding historical balance, or when the Company has determined the balance will not be collected. Retention is not immediately collectible under the retainage provisions of the Company’s contracts.  At December 31, 2007, retainage as a component of accounts receivable-trade and other assets, net was $24.6 million and $14.6 million, respectively.

Property and Equipment

Property and equipment are recorded at cost. The Company depreciates its assets primarily on the straight-line method over their estimated useful lives. Depreciation expenses were $24.1 million, $16.9 million and $9.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The following is a summary of the components of property and equipment (dollars in thousands):

	Estimated	December 31,
	Useful Life	2007	2006
Vessels	15 to 20 years	$556,136	$232,678
Portable saturation diving systems, machinery and equipment	5 to 10 years	76,435	55,798
Buildings and leasehold improvements	4 to 20 years	21,710	5,453
Total property and equipment		$654,281	$293,929

The cost of repairs and maintenance, excluding regulatory recertification costs, is charged to operations as incurred, while the cost of improvements is capitalized and depreciated over the useful life of the asset. Total repair and maintenance charges were $13.7 million, $16.4 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.  When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income.

For long-lived assets to be held and used, excluding goodwill, the Company bases its evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. The Company’s marine vessels are assessed on a vessel by vessel basis. If it is determined that an impairment has occurred, the Company writes down the asset to its fair value and recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future. The Company recorded no impairment charges in 2007 and 2006 and $790,000 in 2005, on certain vessels that met the impairment criteria in 2005. Such charges are included in cost of sales in the accompanying consolidated and combined statements of operations. The assets impaired in 2005 were sold in 2005 and 2006, for an aggregate gain on the disposals of approximately $322,000.

Assets are classified as held for sale and included in other current assets when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria. At December 31, 2007 the Company had no assets held for sale, and at December 31, 2006, the Company classified an asset as held for sale totaling $0.7 million that was sold in January 2007 for its carrying amount.

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

As of December 31, 2007 and 2006, capitalized deferred drydock and related recertification costs (included in other long-term assets, net) totaled $27.1 million and $20.1 million, respectively. During the years ended December 31, 2007, 2006 and 2005, drydock amortization expense was $15.4 million, $7.1 million and $5.5 million, respectively.

Goodwill and Other Intangible Assets

The Company tests for the impairment of goodwill on at least an annual basis. The Company tests for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present. The Company’s goodwill impairment test involves a comparison of the fair value with its carrying amount. The fair value is determined using discounted cash flows and other market-related valuation models. At December 31, 2007 and 2006 the Company had goodwill of $284.1 million and $26.7 million, respectively, including goodwill of $257.3 million related to the acquisition of Horizon on December 11, 2007. The Company completed its annual goodwill impairment test as of November 1, 2007, and none of the Company’s goodwill was impaired based on this impairment test. See Notes 4 - “Acquisition of Horizon Offshore, Inc.” and 5 - “Other Acquisitions.” The Company will continue to test its goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill are as follows:

Balance December 31, 2005	$27,814
Tax and other adjustments	(1,148)
Balance December 31, 2006	26,666
Horizon acquisition adjustment	257,340
Tax and other adjustments	135
Balance December 31, 2007	$284,141

A summary of other intangible assets, net, is as follows (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Contract backlog	$2,960	$(387)	$2,573	$—	$—	$—
Customer relationships	6,758	(1,034)	5,724	3,698	(539)	3,159
Non-compete agreements	3,000	(169)	2,831	—	—	—
Trade name	490	(3)	487	—	—	—
Total	$13,208	$(1,593)	$11,615	$3,698	$(539)	$3,159

Total amortization expenses for intangible assets for the years ended December 31, 2007, 2006, and 2005 was $1.1 million, $0.5 million, and $0.1 million, respectively.  A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,
2008	$4,907
2009	$2,754
2010	$1,129
2011	$1,129
2012	$1,096

Equity Investment

The Company periodically reviews the investment in OTSL for impairment. During the second quarter 2007, the Company determined that there was an other than temporary impairment in OTSL and the full value of its investment in OTSL was impaired.  The Company recognized equity losses of OTSL, inclusive of the impairment charge, of $11.8 million in the second quarter of 2007.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), the Company recognizes income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The current provision for income tax is based upon the current tax laws and the Company’s interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. The Company computes deferred income taxes using the liability method. The Company provides for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of its assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes. The Company does not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

Prior to December 14, 2006, the operations of the Company were included in a consolidated federal income tax return filed by Helix. For financial reporting purposes, the Company’s provision for income taxes has been computed on the basis that the Company has completed and filed separate federal income tax returns for all periods presented except that all tax benefits recognized on employee stock option exercises related to Helix common stock are retained by Helix.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the consolidated and combined financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The impact of the adoption of FIN 48 was immaterial to the Company’s consolidated and combined financial position, results of operations and cash flows.  As of December 31, 2007, the Company had no material unrecognized tax benefits, interest or penalties.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  Basic and diluted EPS for the year ended December 31, 2006 were the same as all restricted shares were anti-dilutive in this calculation.  The computation of basic and diluted earnings per share amounts for the year ended December 31, 2007 was as follows (in thousands):

	Year Ended December 31, 2007
	Income	Shares
Earnings applicable per common share - basic	$ 105,600	84,853
Restricted shares	—	125
Earnings applicable per common share - diluted	$ 105,600	84,978

Stock-Based Compensation Plans

Prior to December 14, 2006, certain employees of the Company participated in Helix’s stock-based compensation plans. Helix used the intrinsic value method of accounting for its stock-based compensation programs through December 31, 2005. Accordingly, no compensation expense was recognized by Helix or the Company when the exercise price of an employee stock option was equal to the common share market price on the grant date. All tax benefits recognized on employee stock plans are retained by Helix.

On January 1, 2006, the Company adopted SFAS 123 (revised 2004), Share Based Payment (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated and combined financial statements based on their fair values beginning with the first interim period in fiscal 2006, with early adoption encouraged. Under SFAS 123R, the Company uses the Black-Scholes fair value model for valuing share-based payments and recognizes compensation cost on a straight-line basis over the respective vesting period. The Company selected the modified-prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning in 2006 as the requisite service is rendered. In addition to the compensation cost recognition requirements, SFAS 123R also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which was required under SFAS No. 95, Statement of Cash Flows. The adoption did not have a material impact on the Company’s consolidated results of operations and cash flows.

The following table reflects the Company’s pro forma results as if the fair value accounting method under the provisions of SFAS No. 123R had been used for the Company’s employees who participated in the Helix plans, with the pro forma expense being allocated to the Company based on the options outstanding to employees of the Company (in thousands):

Year Ended December 31,
2005
Net income as reported	$ 37,730
Plus: Stock-based employee compensation cost included in reported net income	226
Less: Total stock-based compensation costs determined under the fair value method	(576)
Pro forma net income	$ 37,380
Basic and diluted net income per share:
As reported	$ 0.61
Pro forma	$ 0.61

The fair value of each option grant was estimated by Helix on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: expected dividend yield; expected option life, risk-free interest rate, and expected volatility. There were no stock option grants in 2005 or 2006. The fair value of shares issued under the Helix Employee Stock Purchase Plan was based on the 15% discount received by the employees. The estimated fair value of the options is amortized to pro forma expense over the vesting period, which ranges from three to five years. See Note 11 - “Employee Benefit Plans,” for a discussion of stock-based compensation plans.

Major Customers and Concentration of Credit Risk

The Company’s customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The capital expenditures of the Company’s customers are generally dependent on their views of future oil and gas prices and successful offshore drilling activity. The Company performs ongoing credit evaluations of its customers and provides allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of the Company’s consolidated revenues for each of the last three years was as follows: 2007 — Chevron (15%) and Apache (10%); 2006 — Chevron (16%); and 2005 — BP (13%) and Lighthouse R&D Enterprises (11%).

Recently Issued Accounting Principles

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The impact of this statement is not expected to be material to the Company’s consolidated and combined results of operations and cash flows.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”).  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS No. 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  The impact of this statement is not expected to be material to the Company’s consolidated and combined results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for combinations after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  The Company is currently evaluating the impact, if any, of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAB 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The Company is currently evaluating the impact, if any, of this statement.

3.   Related Party Transactions

In the ordinary course of business, the Company provided marine contracting services to Helix and recognized revenues of $53.6 million, $20.0 million and $1.6 million in 2007, 2006 and 2005, respectively.  Helix provided ROV services to the Company and the Company recognized operating expenses of $7.3 million, $6.1 million and $2.9 million in 2007, 2006 and 2005, respectively.

Helix has provided to the Company certain management and administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services; (iii) information systems, network and communication services; (iv) employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs discussed below); and (v) corporate facilities management services. Total allocated costs from Helix for such services were approximately $3.6 million, $16.5 million and $8.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.  Included as a component of these allocations are costs related to the participation by the Company’s employees in Helix employee benefit plans, including employee medical insurance and a defined contribution 401(k) retirement plan of approximately $5.8 million and $3.3 million for the years ended December 31, 2006 and 2005, respectively. Helix’s defined contribution 401(k) retirement plan and the Company’s cost related to its employees’ participation are further disclosed in Note 11 - “Employee Benefit Plans.” In January 2007, the Company began paying directly for its own employee medical insurance and 401(k) contribution costs and there were no allocations for these costs in 2007.  These costs have been allocated based on headcount, work hours and revenues, as applicable.

The Company provides to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources services. Total allocated costs to Helix for such services were approximately $3.4 million, $5.6 million and $4.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.  These costs have been allocated based on headcount, work hours and revenues, as applicable.

Prior to December 14, 2006, the operations of the Company were included in a consolidated federal income tax return filed by Helix. The Company’s provision for income taxes has been computed on the basis that the Company has completed and filed separate consolidated federal income tax returns for all periods presented except that all tax benefits recognized on employee stock options exercises related to Helix common stock are retained by Helix.

In contemplation of our IPO, the Company entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.

Pursuant to the Tax Matters Agreement, for a period of up to ten years, the Company is required to make aggregate payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by the Company from tax basis adjustments resulting from the “Boot” gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction.  As of December 31, 2007, these current and long-term tax benefit payables to Helix were $0.4 million and $5.8 million, respectively.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash at least quarterly.  During 2007, the Company paid Helix $10.3 million and Helix paid the Company $23.6 million to settle the amounts payable to and receivable from Helix. At December 31, 2007 the net amount payable to Helix was $8.4 million and will be settled in the first quarter of 2008.

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

4.   Acquisition of Horizon Offshore, Inc.

On December 11, 2007, CDI acquired 100% of Horizon, a marine construction services company headquartered in Houston, Texas. Under the terms of the merger, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of CDI’s common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  CDI issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under CDI’s new $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Footnote 8 - “Long-term Debt.”

The aggregate purchase price, including transaction costs of $7.7 million, was approximately $630 million, consisting of $308 million of cash and $322 million of stock.  The Company also assumed and repaid approximately $104 million in Horizon debt, including accrued interest and prepayment penalties, and acquired $171 million of cash.  Through the acquisition, the Company acquired nine construction vessels, including four pipelay/pipebury barges, one dedicated pipebury barge, one DSV, one combination derrick/pipelay barge and two derrick barges.  The acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$ 170,607
Other current assets	157,597
Property and equipment	351,155
Other long-term assets	15,270
Goodwill	257,340
Intangible assets	9,510
Total assets acquired	961,479
Current liabilities	(175,924)
Deferred income taxes	(67,826)
Long-term debt	(87,641)
Other non-current liabilities	(100)
Total liabilities assumed	(331,491)
Net assets acquired	$ 629,988

The intangible assets relate to the fair value of contract backlog, customer relationships and non-compete agreements between the Company and certain members of Horizon’s senior management as follows (in thousands):

	Fair Value	Amortization Period
Customer relationships	$ 2,960	1.5 years
Contract backlog	3,060	5 years
Non-compete agreements	3,000	1 year
Trade name	490	9 years
	$ 9,510

At December 31, 2007, the net carrying amount for these intangible assets was $8.9 million.

The allocation of the purchase price was based upon preliminary valuations. Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary area of the purchase price allocation that is not yet finalized relates to post-closing purchase price adjustments and the receipt of final valuations. The final valuation of net assets is expected to be completed no later than one year from the acquisition date. The results of Horizon are included in the accompanying consolidated and combined statements of operations since the date of purchase.

The following unaudited pro forma combined operating results of the Company and Horizon for the years ended December 31, 2007 and 2006 are presented as if the acquisition had occurred on January 1, 2006 (in thousands):

	Year Ended December 31,
	2007	2006
Pro forma revenue	$1,004,595	$1,040,978
Pro forma net income	92,361	176,982
Pro forma basic net income per common share	$0.89	$2.12
Pro forma diluted net income per common share	$0.89	$2.12
Pro forma shares used in calculation:
Basic	103,985	82,899
Diluted	104,110	82,899

For the years ended December 31, 2007 and 2006, the Company recorded revenues of $47.5 million and $16.2 million, respectively, related to services provided to Horizon. The Company has eliminated the sales and related operating expenses between CDI and Horizon in the pro forma operating results.  In addition, the pro forma operating results reflect adjustments for the increases in depreciation related to the “step-up” of the acquired assets to their fair value and to reflect depreciation calculations under the straight-line method instead of the units-of-production method used by Horizon. Pro forma results include the amortization of identifiable intangible assets. The Company estimated interest expense based upon increases in long-term debt to fund the cash portion of the purchase price at estimated annual interest rate of 7.55% and 7.45% for the years ended December 31, 2007 and 2006, respectively, based upon the terms of the new term loan of three month LIBOR plus 2.25%. The pro forma adjustment to income tax reflects the statutory federal and state income tax impacts of the pro forma adjustments to CDI’s pretax income with an applied tax rate of 35%. Pro forma weighted average shares outstanding have been adjusted to reflect the conversion of Horizon’s outstanding common stock to shares of CDI common stock (at a rate of one Horizon share for 0.625 CDI share) assuming the transaction was consummated at the beginning of the period presented. The unaudited pro forma combined results of operations are not indicative of the actual results had the acquisition occurred on January 1, 2006 or of future operations of the combined companies.

5.   Other Acquisitions

Torch Offshore, Inc. Assets

In a bankruptcy auction held in June 2005, Helix was the successful bidder for seven vessels and a portable saturation system, subject to the terms of an amended and restated asset purchase agreement, executed in May 2005, with Torch Offshore, Inc. and its wholly owned subsidiaries. The total purchase price for the Torch vessels was approximately $85.9 million, including certain costs incurred related to the transaction. The acquisition was an asset purchase with the acquisition price allocated to the assets acquired based upon their estimated fair values. Pursuant to the terms of the Master Agreement, Helix conveyed to the Company six of the seven vessels and the portable saturation system at its cost of approximately $26.2 million (including assets held for sale). The results of the acquired vessels are included in the accompanying Consolidated and Combined Statements of Operations since the date of the purchase, August 31, 2005.

Acergy (formerly known as Stolt Offshore) Business

In April 2005, Helix agreed to acquire the diving and shallow water pipelay assets of Acergy that operate in the waters of the Gulf of Mexico and Trinidad. The transaction included: seven diving support vessels; two diving and pipelay vessels (the Kestrel and the DLB801); a portable saturation diving system; various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. On October 18, 2005, Helix received clearance from the U.S. Department of Justice to close the asset purchase from Acergy. Under the terms of the clearance, Helix agreed to divest two diving support vessels and a portable saturation diving system from the combined asset package acquired through this transaction and the Torch transaction which closed August 31, 2005.  Accordingly, Helix disposed of one diving support vessel and a portable saturation diving system prior to December 31, 2006.  The Company disposed of the remaining diving support vessel in January 2007, which was included in assets held for sale totaling $0.7 million as of December 31, 2006. On November 1, 2005, Helix closed the transaction to purchase the Acergy diving assets operating in the Gulf of Mexico. Helix acquired the DLB801 in January 2006 for approximately $38.0 million and the Kestrel in March 2006 for approximately $39.9 million.

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

The customer relationship intangible asset is amortized over eight years on a straight-line basis, or approximately $463,000 per year.  At December 31, 2007 the net carrying amount for this intangible asset is $2.7 million.

Subsequent to the purchase of the DLB801, Helix sold a 50% interest in the vessel in January 2006 for approximately $19.0 million. Helix received $6.5 million in cash in 2005 and a $12.5 million interest-bearing promissory note in 2006. The Company received full payment of the promissory note and accrued interest in 2007. Subsequent to the sale of the 50% interest, Helix entered into a 10-year charter lease agreement with the purchaser, in which the lessee had an option to purchase the remaining 50% interest in the vessel beginning in January 2009. This lease was accounted for as an operating lease. Pursuant to the terms of the Master Agreement, in December 2006 Helix conveyed to the Company at its costs all the assets acquired from Acergy including its remaining 50% interest in the DLB801 and the related 10-year charter lease agreement. In December 2007 the Company entered into a global settlement with the lessee pursuant to which it received full payment of all amounts owed under the charter agreement and sold its remaining 50% interest in the DLB801 to the lessee for cash consideration of $18.6 million.  The Company recognized a gain on sale of $2.2 million.

Unaudited pro forma combined operating results of the Company and the Acergy acquisition for the year ended December 31, 2005 was as follows as if the acquisition occurred January 1, 2005 (in thousands):

Year Ended December 31,
2005
Net revenues	$464,543
Income before income taxes	$64,136
Net income	$41,644

Fraser Diving International Ltd (“FDI”) Business

To expand the Company’s international operations, in July 2006, the Company acquired the business of Singapore-based Fraser Diving International Ltd for an aggregate purchase price of approximately $29.3 million, subject to post-closing adjustments including the assumption of $2.2 million of liabilities. FDI owned six portable saturation diving systems and 15 surface diving systems that operated primarily in the Middle East, Southeast Asia and Australia. As a part of the transaction, in December 2005, the Company paid $2.5 million to FDI for the purchase of one of the portable saturation diving systems. The acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$4,840
Portable saturation diving systems and surface diving systems	23,685
Diving support equipment, support facilities and other equipment	3,004
Total assets acquired	31,529
Accounts payable and accrued liabilities	(2,243)
Net assets acquired	$29,286

The results of FDI are included in the accompanying consolidated and combined statements of operations since the date of purchase.

6.   Equity Investment

In July 2005, Helix acquired a 40% minority ownership interest in OTSL in exchange for our DP DSV Witch Queen. OTSL provides marine construction services to the oil and gas industry in and around Trinidad and Tobago.

During the second quarter 2007, the Company determined that there was an other than temporary impairment in OTSL and the full value of its investment in OTSL was impaired.  The Company’s investment totaled $10.9 million at December 31, 2006 and the Company recognized equity losses of OTSL, inclusive of the impairment charge, of $11.8 million in 2007.

7.   Details of Certain Accounts (in thousands)

Other current assets consisted of the following as of December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Insurance claims to be reimbursed	$7,039	$1,870
Prepaid insurance	3,175	—
Supplies and spare parts inventory	3,109	2,295
Other prepaids and other	3,064	2,377
Other receivables	3,357	5,430
	$19,744	$11,972

Other long-term assets, net, consisted of the following as of December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Deferred drydock expenses, net	$27,075	$20,069
Intangible assets with definite lives, net	11,615	3,159
Contract receivables	14,635	—
Deferred financing costs	5,789	378
Equipment deposits and other	8,787	16
	$67,901	$23,622

Accrued liabilities consisted of the following as of December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Accrued payroll and related benefits	$18,709	$7,500
Insurance claims to be reimbursed	7,039	1,870
Accrued severance	14,786	—
Accrued insurance	7,077	3,367
Accrued income taxes payable	—	1,201

	Year Ended December 31,
	2007	2006
Other	16,076	5,066
	$63,687	$19,004

8.   Long-term Debt

In December 2007, the Company entered into a secured credit facility with certain financial institutions, consisting of a $375 million term loan, and a $300 million revolving credit facility. This credit facility replaced the revolving credit facility the Company entered into in November 2006 prior to its initial public offering.  On December 11, 2007, the Company borrowed $375 million under the term loan to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire the Company’s and Horizon’s existing debt.

At December 31, 2007, $60 million of our debt is classified as current due to payments due within the next twelve months. The interest rate on the $375 million outstanding under the term loan was LIBOR plus 2.25% (7.08%) at December 31, 2007. The Company had no outstanding borrowings under the revolving credit facility at December 31, 2007, and $273.3 million was available under the revolving credit facility. At December 31, 2007, $26.7 million of this facility was used to support letters of credit. The Company expects to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes.

The term loans and the revolving loans may consist of loans bearing interest in relation to the Federal Funds Rate or to the lenders’ base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as Eurodollar Rate Loans, in each case plus an applicable margin.  The margins on the revolving loans range from 0.75% to 1.50% on Base Rate Loans and 1.75% to 2.50% on Eurodollar Rate Loans. The margins on the term loan are 1.25% on Base Rate Loans and 2.25% on Eurodollar Rate Loans.  The revolving loans and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan beginning June 30, 2008. The Company may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty. On February 19, 2008, the Company used a portion of cash on hand to make an optional prepayment on the term loan in the amount of $40 million resulting in an outstanding balance of $335 million.  As a result of the prepayment, the Company’s next quarterly installment payment is due on December 31, 2008. In addition, a commitment fee ranging from 0.375% to 0.50% will be payable on the portion of the lenders’ aggregate commitment which from time to time is not used for a borrowing or a letter of credit. Margins on the revolving loans and the commitment fee will fluctuate in relation to our consolidated leverage ratio as provided in the credit agreement.

The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants that the Company considers customary for this type of transaction. The covenants include restrictions on the Company’s ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement requires the Company to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of the Company’s vessels (except for the Sea Horizon), with an aggregate net book value of $425 million at December 31, 2007, a pledge of all of the stock of all of the Company’s domestic subsidiaries and 66% of the stock of two of its foreign subsidiaries, and a security interest in, among other things, all of its equipment, inventory, accounts and general intangible assets.  At December 31, 2007, the Company was in compliance with all debt covenants.

In November 2006, the Company entered into a five-year $250 million revolving credit facility with certain financial institutions. During December 2006, the Company borrowed $201 million under the revolving credit facility and distributed $200 million of those proceeds to Helix as a dividend. At December 31, 2006, the Company had outstanding debt of $201 million and accrued interest of $543,000 under this credit facility. The interest rate on this facility was LIBOR plus 1.00% (6.35%) at December 31, 2006. On December 11, 2007, the outstanding balance under this facility was repaid and replaced with the $300 million revolving credit facility as a result of the acquisition of Horizon. The credit facility was secured by vessel mortgages on five vessels, a pledge of all of the stock of all of the Company’s domestic subsidiaries and 66% of the stock of one of its foreign subsidiaries, and a security interest in, among other things, all of its equipment, inventory, accounts and general tangible assets.

For the years ended December 31, 2007 and 2006, the Company incurred and capitalized fees in connection with its credit facilities of $5.6 million and $0.4 million, respectively, which are being amortized over a five-year period in accordance with the loan’s maturity in December 2012.  As of December 31, 2007 and 2006, deferred financing costs totaled $5.8 million and $0.4 million, respectively.

9.   Income Taxes

Prior to December 14, 2006, the operations of the Company were included in consolidated federal income tax returns filed by Helix. The Company filed its own short period return for the period December 14, 2006 through the end of fiscal year 2006. Therefore, the tax assets and liabilities at December 31, 2006 are reflective of the Company’s tax position on a stand alone basis. The Company’s provision for income taxes has been computed on the basis as if the Company has completed and filed separate consolidated federal income tax returns for all periods presented except that all tax benefits recognized on employee stock options exercises related to Helix common stock are retained by Helix.

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
U.S.	$ 31,612	$ 53,473	$ 18,074
Foreign	1,539	500	2,300
Total Current	$ 33,151	$ 53,973	$ 20,374
U.S.	19,300	11,737	11
Foreign	2,012	—	—
Increase in valuation allowance	2,967	—	—
Total Deferred	24,279	11,737	11
	$ 57,430	$ 65,710	$ 20,385

For the year ended December 31, 2007, the Company established a $3.0 million valuation allowance related to a non current deferred tax asset set up during 2007 for the impairment of the Company’s investment in OTSL. See Note 6 — “Equity Investment.”  Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized.

Income taxes have been provided based on the U.S. statutory rate of 35% adjusted for items that are allowed as deductions for federal income tax reporting purposes but not for book purposes. The primary differences between the statutory rate and the Company’s effective rate were as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
Foreign activity taxed at local rates	(1.8)%	—	—
Change in valuation allowance	1.8%	—	—
Other	0.2%	0.5	0.1
Effective rate	35.2%	35.5%	35.1%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax liabilities:
Depreciation	$ 123,523	$ 20,770

	December 31,
	2007	2006
Deferred drydock costs	5,577	7,024
Prepaid and other	6,572	831
Total deferred tax liabilities	$ 135,672	$ 28,625
Deferred tax assets:
Reserves, accrued liabilities and other	$ (13,432)	$ (9,378)
Net operating loss	(16,146)	—
Foreign tax credit	(7,391)	—
Alternative minimum tax credit	(888)	—
Allowance for doubtful accounts	—	(292)
Total deferred tax assets	$ (37,857)	$ (9,670)
Valuation allowance	$ 2,967	—
Net deferred tax liability	$ 100,782	$ 18,955

Deferred income tax is presented as:
Current deferred tax asset	$ 8,246	$ 1,869
Non current deferred tax liability	(109,028)	(20,824)
Net deferred tax liability	$(100,782)	$ (18,955)

Prior to December 14, 2006, all tax obligations owed by the Company were paid or settled by Helix and were included as a part of the cash flows from operating activities in the consolidated and combined statements of cash flows.  Current taxes receivable at December 31, 2007 were $11.1 million.

The Company does not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings permanently invested overseas. For 2007 the amount of permanently invested earnings was $14.8 million. The Company had cumulative unremitted earnings from foreign subsidiaries of approximately $31.9 million as of December 31, 2007. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.

At December 31, 2007, the Company had $46.1 million in net operating loss carry forwards, which begin to expire in 2016, $7.4 million in U.S. foreign tax credit carry forward, which begin to expire in 2016, and $.9 million in non-expiring U.S. alternative minimum tax carry forward.

The utilization of Horizon’s net operating loss carry forward is limited due to changes in control for tax purposes occurring both prior to, and in connection with, CDI’s acquisition of Horizon on December 11, 2007.  As a result, net operating losses of approximately $11.0 million have an annual limit of approximately $611,000.  The remaining tax benefits have an annual limit of approximately $26.2 million.  The Company estimates that the limitation of the tax benefits for periods prior to December 11, 2007 that can be utilized during the loss carry forward period will not adversely affect its cash flow.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  The impact of the adoption of FIN 48 was immaterial on the Company’s consolidated and combined financial position, results of operations and cash flows.  The Company records tax related interest in interest expense and tax penalties in operating expenses as allowed under FIN 48. As of December 31, 2007, the Company had no material unrecognized tax benefits and interest and penalties.

The Company files tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. The Company’s two major jurisdictions are the U.S. and Mexico. The Company anticipates that any potential adjustments to its state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on its financial position.  For tax periods prior to December 14, 2006, the operations of the Company were included in a consolidated federal income tax return filed by Helix. The Company’s initial return for the tax period ended December 31, 2006 and Horizon’s returns for 2005 through 2007 remain subject to examination by the U.S. Internal Revenue Service. Horizon’s 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 and 2003 currently under audit.

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries.  The Company believes under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  On February 14, 2008, the Company received notice from the SAT upholding the original assessment.  The Company believes that its position is supported by law and intends to vigorously defend its position.  However, the ultimate outcome of this litigation and the Company’s potential liability from this assessment, if any, cannot be determined at this time.  Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on the Company’s consolidated and combined financial position and results of operations.

The Company believes its recorded assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain; therefore the Company’s assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

In December 2006, the Company entered into the Tax Matters Agreement with Helix. The following is a summary of the material terms of the Tax Matters Agreement:

•

Liability for Taxes.  Each party has agreed to indemnify the other in respect of all taxes for which it is responsible under the Tax Matters Agreement. Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to the Company for all tax periods ending on or before December 14, 2006.  The Company is generally responsible for all federal, state, local and foreign income taxes that are attributable to the Company beginning after December 14, 2006. The Company is also responsible for all taxes other than income taxes attributable to the Company for all tax periods.

•

Tax Benefit Payments.  As a result of certain taxable income recognition by Helix in conjunction with the Company’s initial public offering, the Company will become entitled to certain tax benefits that are expected to be realized by the Company in the ordinary course of its business and otherwise would not have been available to the Company. These benefits are generally attributable to increased tax deductions for amortization of tangible and intangible assets and to increased tax basis in nonamortizable assets. Under the Tax Matters Agreement, for the next ten years, the Company will be required to make annual payments to Helix equal to 90% of its tax savings realized as a result of these increased tax benefits. The timing of the Company’s payments will depend upon, among other things, the amount of the Company’s taxable income and the timing at which certain assets are sold or disposed. At December 31, 2007 and 2006, this tax benefit was $6.4 million and $12.6 million, respectively, and is included as a component of non-current deferred income taxes. A corresponding current tax benefit payable and long-term tax benefit payable of $0.4 million and $5.8 million, respectively as of December 31, 2007, and $0.3 million and $11.0 million as of December 31, 2006, respectively, to Helix is reflected in these consolidated and combined financial statements.

10.   Commitments and Contingencies

Lease Commitments

The Company leases several facilities and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $21.2 million at December 31, 2007, with $4.1 million due in 2008, $1.9 million in 2009, $2.6 million in 2010, $2.5 million in 2011, $2.5 million in 2012 and $7.6 million thereafter. Total rental expense under these operating leases was approximately $2.3 million, $1.0 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In September 2006 the Company chartered a vessel for use in the Middle East region.  At December 31, 2007, the remaining charter commitment is $2.7 million.  Expenses for this charter for the years ended December 31, 2007 and 2006 were $17.0 million and $2.2 million, respectively.

Insurance

Through Helix, the Company carries Hull and Increased Value insurance, which provides coverage for physical damage to an agreed amount for each vessel. The Company maintains deductibles that vary between $25,000 and $500,000 based on the value of each vessel. The Company also carries Protection and Indemnity (P&I) insurance which covers liabilities arising from the operation of the vessel and General Liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and General Liability is $100,000 per occurrence. Onshore employees are covered by Workers’ Compensation. Offshore employees, including divers and tenders and marine crews, are covered by a Maritime Employers Liability insurance policy, which covers Jones Act exposures and includes a deductible of $100,000 per occurrence plus a $2 million annual aggregate. In addition to the liability policies named above, the Company carries various layers of Umbrella Liability for a total limit of $300,000,000 in excess of primary limits. The Company’s self-insured retention on its medical and health benefits program for employees is $200,000 per participant.

The Company incurs workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. The Company, its insurers and legal counsel analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated and combined balance sheets. Such amounts were $7.0 million and $1.9 million as of December 31, 2007 and 2006, respectively. See related accrued liabilities at Note 7 - “Details of Certain Accounts.” The Company has not historically incurred significant losses as a result of claims denied by its insurance carriers.

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

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries.  The Company believes under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  On February 14, 2008, the Company received notice from the SAT upholding the original assessment.  The Company believes that its position is supported by law and intends to vigorously defend its position.  However, the ultimate outcome of this litigation and the Company’s potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on the Company’s consolidated and combined financial position and results of operations.  Horizon’s 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 and 2003 currently under audit.

11.   Employee Benefit Plans

Defined Contribution Plan

Prior to December 15, 2006, the Company’s employees were eligible to participate in the defined contribution 401(k) retirement plan provided by Helix for the purpose of providing retirement benefits for substantially all employees. Effective December 15, 2006, all account balances maintained under the Helix 401(k) plans for the Company’s employees were transferred to a new Cal Dive defined contribution 401(k) plan provided by the Company for the purpose of providing retirement benefits for substantially all of the Company’s employees.  Under both plans, both the employees and Helix or the Company, as applicable, make contributions to the plan. Helix, or the Company, as applicable, matches a portion of an employee’s contribution, and Helix’s or the Company’s, as applicable, contributions are in the form of cash and are determined annually as 50% of each employee’s contribution up to 5% of the employee’s salary. The Company’s costs related to its employees participating in these plans totaled $1.4 million, $1.4 million and $405,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation Plans

CDI Plans

Under an incentive plan adopted by the Company on December 9, 2006, as amended and restated and approved by the Company’s stockholders on May 7, 2007, up to 9,000,000 shares of the Company’s common stock may be issued to key personnel and non-employee directors.  The plan is administered by the compensation committee of the board of directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the plan and any award made under the plan.  The Company’s Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be Section 16 officers.  The committee may grant stock options, restricted stock or restricted stock units.  Awards granted to employees under the plan typically vest 20% per year over a five-year period, or 50% per year over a two-year period, have a maximum exercise life of 10 years, and subject to certain exceptions, are not transferable.

On December 19, 2006 in connection with the closing of the IPO, the Company granted certain officers and employees an aggregate of 618,321 restricted shares under the incentive plan.  The shares vest in equal increments over a two-year or five-year period, depending on the specific award.  Of these restricted shares, an aggregate of 184,275 shares did not commence vesting on the date of grant, of which approximately 111,348 shares will begin to vest in annual 20% increments on December 19, 2008, and the remainder will begin to vest in annual 20% increments over a five-year period beginning on the first anniversary of the date that Helix reduces its ownership percentage below 51% of our common stock.  The market value (based on the price at which the Company’s common stock was sold to the public in its IPO) of the restricted shares was $13.00 per share, or $8,038,173, at the date of grant.  Compensation cost for each award is the product of market value of each share and the number of shares granted.

Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the year ended December 31, 2006, compensation expense related to restricted shares was not material.  For the year ended December 31, 2007, compensation expense related to restricted shares was $2.1 million.  Future compensation cost associated with unvested restricted stock awards at December 31, 2007 totaled approximately $13.4 million.  The weighted average vesting period related to nonvested restricted stock awards at December 31, 2007 was approximately 4.5 years.

During the year ended December 31, 2007, the Company made restricted share grants as follows:

Date of Grant	Shares	Market Value Per Share at Grant Date	Vesting Period
February 5, 2007	24,894	$12.05	20% per year over five years
March 31, 2007	4,836	$12.21	100% on January 1, 2009
May 29, 2007	1,643	$15.21	20% per year over five years
June 30, 2007	3,250	$16.63	100% on January 1, 2009
September 30, 2007	3,520	$15.00	100% on January 1, 2009
December 6, 2007	30,903	$12.62	20% per year over five years
December 11, 2007	20,376	$12.76	20% per year over five years
December 19, 2007	512,897	$12.49	20% per year over five years

The following table summarizes information about our restricted shares for the years ended December 31, 2007 and 2006:

	2007		2006
	Shares	Fair Value(1)	Shares	Fair Value(1)
Restricted shares outstanding at beginning of year	618,321	$13.00	—	—
Granted	602,319	$12.53	618,321	$ 13.00
Vested	(151,061)	$13.00	—	—
Forfeited	(7,240)	$13.00	—	—
Balance at end of year,	1,062,339	$12.73	618,321	$ 13.00

_______________________

(1)

Represents the weighted average grant date market value.

On December 9, 2006, the Company also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of the common stock on either the first or the last day of the subscription period, whichever is lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  The Company may issue a total of 1,500,000 shares of common stock under the plan.  The Company’s employees first participated in the plan for the subscription period that commenced on July 1, 2007.  The Company recognized compensation expense related to stock purchases under the Cal Dive ESPP of $0.6 million for the year ended December 31, 2007.  In January and February 2008, the Company issued 220,292 shares of its common stock to our employees under this plan to satisfy the employee purchase period from July 1, 2007 to December 31, 2007, which increased our common stock outstanding.

Helix Plans

Prior to December 14, 2006, certain employees of the Company participated in Helix’s stock-based compensation plans. Helix used the intrinsic value method of accounting for its stock-based compensation programs through December 31, 2005. Accordingly, no compensation expense was recognized by the Company when the exercise price of an employee stock option was equal to the common share market price on the grant date and all other terms were fixed. In addition, under the intrinsic value method, on the date of grant for restricted shares, the Company recorded unearned compensation (a component of stockholders’ equity) that equaled the product of the number of shares granted and the closing price of Helix’s common stock on the grant date, and expense was recognized over the vesting period of each grant on a straight-line basis. All tax benefits recognized on employee stock plans are retained by Helix.

The Company adopted SFAS 123R and began accounting for stock-based compensation plans under the fair value method beginning January 1, 2006 and continues to use the Black-Scholes fair value model for valuing share-based payments and recognizes compensation cost on a straight-line basis over the respective vesting period. No forfeitures were estimated for outstanding unvested options and restricted shares as historical forfeitures have been immaterial. There were no stock option grants in 2007, 2006 or 2005.

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

On November 1, 2005, a certain key executive of the Company was granted 58,072 restricted shares under the Incentive Plan of Helix. The shares vest in two tranches. Tranche 1 (41,916 restricted shares) vested on February 1, 2007, and Tranche 2 (16,156 restricted shares) vested upon the closing of the Company’s IPO (December 19, 2006) and were expensed.  The market value of the restrictive shares was $30.95 per share, or $1.8 million, at the date of the grant and was recorded by the Company as unearned compensation, a component of stockholders’ equity through December 31, 2005.

The balance in unearned compensation at December 31, 2005 was $1.9 million and was reversed in January 2006 upon adoption of the fair value method.  The amounts related to restricted share grants are being charged to expense over the respective vesting periods. For the years ended December 31, 2007 and 2006, the Company recognized $0.5 million and $2.9 million, respectively, of compensation expense related to unvested stock options and restricted shares.

On January 3, 2006, Helix granted certain CDI executives 22,885 restricted shares under the Incentive Plan. The shares vest 20% per year for a five-year period. The market value of the restricted shares was $35.89 per share, or $821,000, at the date of the grant.

Until June 30, 2007, the Company’s employees were also eligible to participate in a qualified, non-compensatory Employee Stock Purchase Plan (“ESPP”) provided by Helix, which allows employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price is equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever is lower. Purchases under the plan are limited to 10% of an employee’s base salary. Under this plan 222,984, 97,598, and 79,878 shares of common stock were purchased in the open market at a weighted average share price of $35.05, $33.12 and $23.11 during 2007, 2006 and 2005, respectively. The Company’s employees represent approximately 56% of the total participation in this plan.

12.   Allowance for Uncollectible Accounts

The following table sets forth the activity in the Company’s allowance for uncollectible accounts for each of the three years in the period ended December 31, 2007 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Beginning balance	$ 169	$ 26	$ 4,641
Additions	2,246	603	411
Deductions	(1,015)	(460)	(5,026)
Ending balance	$ 1,400	$ 169	$ 26

See Note 2 - “Summary of Significant Accounting Policies” for discussion regarding the Company’s accounting policy on accounts receivable and allowance for uncollectible accounts.

13.   Business Segment Information

The Company has one reportable segment, Marine Contracting. The Company performs a portion of its marine contracting services in foreign waters. For the years ended December 31, 2007, 2006 and 2005, the Company derived revenues of $151.3 million, $70.4 million and $33.6 million, respectively, from foreign locations. Net property and equipment in foreign locations were $124.7 million and $49.1 million at December 31, 2007 and 2006, respectively. The remainder of the Company’s revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

14.   Quarterly Financial Information (Unaudited)

The offshore marine construction industry in the Gulf of Mexico may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months, and as a result, historically a disproportionate portion of our revenues and net income is earned during this period.  The following is a summary of consolidated quarterly financial information for 2007 and 2006 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal 2007
Revenues	$ 149,226	$ 135,258	$ 176,928	$ 162,203
Gross profit	57,952	45,565	69,939	53,942
Net income	$ 30,064	$ 11,565	$ 37,542	$ 26,429
Weighted Avg. Shares Outstanding:
Basic	83,680	83,680	83,680	88,333
Diluted	83,680	83,801	83,850	88,530
Earnings per common share:
Basic	$ 0.36	$ 0.14	$ 0.45	$ 0.30
Diluted	$ 0.36	$ 0.14	$ 0.45	$ 0.30

Fiscal 2006
Revenues	$ 119,790	$ 124,765	$ 128,363	$ 136,999
Gross profit	50,206	60,944	57,737	53,643
Net income	$ 30,774	$ 33,420	$ 29,051	$ 26,169
Weighted Avg. Shares Outstanding:
Basic and diluted	61,507	61,507	61,507	65,845
Earnings per common share:
Basic and diluted	$ 0.50	$ 0.54	$ 0.47	$ 0.40

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of December 31, 2007, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including the CEO and CFO, concluded that as of December 31, 2007, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As permitted by guidance provided by the staff of the Securities and Exchange Commission, the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has excluded the acquired business of Horizon Offshore, Inc. and its subsidiaries.  We acquired Horizon on December 11, 2007 and its business represents approximately 65.2% and 28.8% of the Company’s total assets and liabilities, respectively, as of December 31, 2007, and approximately 2.5% and 2.3% of the Company’s total revenues and net income, respectively, for the year then ended.  The Company will include the Horizon business in the scope of management’s assessment of internal control over financial reporting beginning in 2008.  In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this annual report, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2007.  This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cal Dive International, Inc.

We have audited Cal Dive International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Horizon Offshore, Inc., which is included in the 2007 consolidated and combined financial statements of Cal Dive International, Inc. and constituted 65.2% and 28.8% of total assets and liabilities, respectively, as of December 31, 2007 and 2.5% and 2.3% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of Cal Dive International, Inc. also did not include an evaluation of the internal control over financial reporting of Horizon Offshore, Inc.

In our opinion, Cal Dive International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas

February 28, 2008

Item 9B.

Other Information

On February 27, 2008, the Compensation Committee of our Board of Directors approved Severance and Change of Control Agreements between Cal Dive and each of Messrs. Hébert, Naughton and Lunsford, and Ms. Buchanan.  These agreements, which are effective as of January 1, 2008, replace the prior Employment Agreements between Cal Dive and Messrs. Hébert, Naughton and Lunsford, and provide for certain severance benefits upon a termination of the executive’s employment both prior to and following a change of control, as defined in the agreements.

Each of the agreements provides, among other things, that until the first or second anniversary date of termination of the executive’s employment with us (depending on the event of termination), the executive shall not, directly or indirectly, anywhere in the world where we are then doing business, engage in any business in direct competition with our subsea marine construction business.

If during the term of the agreements, an executive terminates his or her employment for “Good Reason” or is terminated without “Cause” prior to a “Change of Control,” such executive would (a) receive a lump sum payment equal to one times the sum of the executive’s then current annual base salary and a prorated portion of his or her target bonus for the year (based on the number of days in the year preceding the date of termination), (b) have accelerated vesting of any stock options, restricted stock or restricted stock units granted to the executive that were scheduled to vest by their terms within 12 months following the date of termination and (c) continue to receive welfare plan and other benefits for a period of one year.

In the case of a termination of the executive’s employment without “Cause” or by the executive with “Good Reason” within two years after a “Change of Control,” the executive would (a) receive a lump sum payment equal to 2.99 times (in the case of Mr. Hébert) or two times (in the case of the other executives) the sum of the executive’s then current base salary and target bonus for the year, (b) have accelerated vesting of all stock options, restricted stock and restricted stock units granted to the executive prior to the date of termination and (c) continue to receive welfare plan and other benefits for a period of two years.

For purposes of the agreements, “Good Reason” includes a material reduction of the executive’s base salary, a material diminution in the executive’s duties and status, changes in the location at which the executive is based and certain breaches of the agreement.  The definition of a “Change of Control” for purposes of the agreements is the same as that contained in our Amended and Restated 2006 Long Term Incentive Plan, and would be deemed to occur upon the acquisition by any person or group of 30% or more of our outstanding stock, consummation of a reorganization, merger, consolidation or sale or other disposition of all or substantially all of our assets, or upon the individuals constituting our board ceasing to constitute at least a majority of the board.

The agreements have an initial term of two years, which shall be automatically extended for successive two-year terms unless either party gives written notice to the other not later than 90 days prior to the expiration of the then-current term.  Notwithstanding any non-extension notice given by the Company, if a Change of Control occurs during the term of the agreement, the agreement shall continue in effect through the second anniversary of the Change of Control.  The agreements provide that, if any payment to one of the covered executives will be subject to any excise tax under Section 4999 of the Internal Revenue Code, a “gross-up” payment would be made to place the executive in the same net after-tax position as would have been the case if no excise tax had been payable.

This summary of the agreements does not purport to be a complete statement of the rights and obligations thereunder and is qualified in its entirety by reference to the Severance and Change of Control Agreements, copies of which are filed as exhibits to this annual report and incorporated herein by reference.

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

The remaining information required by this Item 10 is incorporated by reference from the Company’s definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the Company’s 2008 Annual Meeting of Stockholders.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

(1)

Consolidated Financial Statements

(2)

Financial Statement Schedules.

All financial statement schedules are omitted because the information is not required or because the information required is in the consolidated and combined financial statements or notes thereto included in Item 8 of this Form 10-K.

(3)

Exhibits.

The exhibits listed in the Exhibit Index.

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

Signature	Title	Date

/s/ Todd A. Dittmann	Director	February 27, 2008
Todd A. Dittmann

/s/ David E. Preng	Director	February 27, 2008
David E. Preng

/s/ William L. Transier	Director	February 27, 2008
William L. Transier

/s/ Owen E. Kratz	Director	February 27, 2008
Owen E. Kratz

/s/ Martin R. Ferron	Director	February 27, 2008
Martin R. Ferron

/s/ John T. Mills	Director	February 27, 2008
John T. Mills

/s/ Quinn J. Hébert	President, Chief Executive Officer	February 27, 2008
Quinn J. Hébert	and Director (Principal Executive Officer)

/s/ G. Kregg Lunsford	Executive Vice President, Chief	February 27, 2008
G. Kregg Lunsford	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of June 11, 2007, by and among Cal Dive International, Inc., Cal Dive Acquisition, LLC and Horizon Offshore, Inc.		8-K	000-33206	6/12/07
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		10-K	000-33206	3/1/07
10.1	Master Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.2	Corporate Services Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.3	Registration Rights Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.4	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.5	Employee Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.6*	Cal Dive International, Inc. Amended and Restated 2006 Long Term Incentive Plan		8-K	000-33206	5/11/07
10.7*	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford, and Lisa M. Buchanan		10-K	000-33206	3/1/07
10.8*	Employment Agreement dated November 1, 2005, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Quinn J. Hébert		S-1	333-134609	5/31/06
10.9*	Amended and Restated Employment Agreement dated February 15, 1999, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Scott T. Naughton		S-1	333-134609	5/31/06
10.10*	Employment Agreement dated February 1, 2003, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and G. Kregg Lunsford		S-1	333-134609	5/31/06
10.11

Credit Agreement dated December 11, 2007 among Cal Dive International, Inc., CDI Vessel Holdings LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, together with the other lenders parties thereto

			8-K	000-33206	12/17/07
10.12*	Summary of 2008 Executive Officer Cash Compensation	X
10.13	Post-Closing Employee Matters Agreement dated February 1, 2007, between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-Q	000-33206	5/4/07
10.14*	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and named executive officers		8-K	000-33206	5/11/07
10.15*

Amendment No. 1 to Restricted Stock Award Agreement, dated as of December 19, 2007, by and among Cal Dive International, Inc. and Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan

X

Exhibit Number	Exhibit Title	Filed with this Form 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.16*	Form of Restricted Stock Award Agreement for 2008 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan	X
10.17*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Quinn J. Hébert	X
10.18*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Scott T. Naughton	X
10.19*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and G. Kregg Lunsford	X
10.20*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Lisa M. Buchanan	X
10.21*	Cal Dive International, Inc. Annual Bonus Plan	X
10.22*	Cal Dive International, Inc. Profit Sharing Plan	X
14.1	Code of Ethics		10-K	000-33206	3/1/07
21.1	Subsidiaries of Cal Dive International, Inc.	X
23.1	Consent of Ernst & Young LLP	X
23.2	Consent of Spears & Associates, Inc.	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X

_______________________

*

Indicates management contract or compensatory plan or arrangement.