Form 10-Q
period 2008-03-31
Cal Dive International, Inc.
filed 2008-05-02
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

As of April 30, 2008, the Registrant had 105,738,042 shares of Common Stock, $.01 par value per share, outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share par value)

ASSETS	March 31, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$52,833	$61,287
Accounts receivable -
Trade, net of allowance for doubtful accounts of $1,400	106,095	210,813
Unbilled revenue	5,680	8,775
Costs in excess of billings	26,257	39,683
Income tax receivable	5,589	11,142
Net receivable from Helix	3,962	—
Deferred income taxes	9,213	8,246
Other current assets	20,838	19,744
Total current assets	230,467	359,690

Property and equipment	663,089	654,281
Less - Accumulated depreciation	(103,063)	(91,963)
	560,026	562,318

Other assets:
Goodwill	285,981	284,141
Other assets, net	78,037	67,901
Total assets	$1,154,511	$1,274,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,658	$107,117
Billings in excess of costs	3,308	15,121
Current maturities of long-term debt	40,000	60,000
Net payable to Helix	—	8,403
Accrued liabilities	51,698	63,687
Total current liabilities	151,664	254,328

Long-term debt	295,000	315,000
Long-term payable to Helix	5,296	5,756
Deferred income taxes	109,030	109,028
Other long term liabilities	1,181	2,031
Total liabilities	562,171	686,143

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, Issued and outstanding: 105,729 and 105,159 shares, respectively	1,057	1,051
Capital in excess of par value of common stock	483,094	479,236
Retained earnings	108,189	107,620
Total stockholders’ equity	592,340	587,907
Total liabilities and stockholders’ equity	$1,154,511	$1,274,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net revenues	$144,571	$149,226
Cost of sales	119,881	91,274
Gross profit	24,690	57,952
Gain on sale of assets	—	7
Selling and administrative expenses	17,142	9,655
Income from operations	7,548	48,304
Equity in earnings of investment	—	952
Net interest income (expense)	(6,717)	(2,539)
Income before income taxes	831	46,717
Provision for income taxes	262	16,653
Net income	$569	$30,064
Net earnings per common share:
Basic and diluted net earnings per share	$0.01	$0.36
Weighted average shares outstanding:
Basic	104,349	83,680
Fully diluted	104,714	83,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$569	$30,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,627	8,894
Stock compensation expense	1,463	806
Equity in earnings of investment	—	(937)
Deferred income tax expense (benefit)	—	4,795
Gain on sale of assets	—	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	113,365	(24,689)
Costs in excess of billings	13,426	—
Billings in excess of costs	(11,813)	—
Assets held for sale	—	698
Other current assets	(5,055)	5,985
Accounts payable and accrued liabilities	(67,789)	8,430
Other noncurrent, net	(19,700)	(10,756)
Net cash provided by operating activities:	41,093	23,283
Cash Flows From Investing Activities:
Capital expenditures	(9,608)	(2,146)
Proceeds from sales of property	61	17
Net cash used in investing activities:	(9,547)	(2,129)
Cash Flows From Financing Activities:
Repayments on credit facility	(40,000)	(29,000)
Net cash provided by financing activities	(40,000)	(29,000)
Net decrease in cash and cash equivalents	(8,454)	(7,846)
Cash and cash equivalents:
Balance, beginning of period	61,287	22,655
Balance, end of period	$52,833	$14,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.

Preparation of Interim Financial Statements and Significant Accounting Policies

Preparation of Interim Financial Statements

Prior to December 14, 2006, we were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”). On February 27, 2006, Helix announced a plan to transfer its shallow water marine contracting business into a separate company. As part of the plan, on December 11, 2006, Helix and its subsidiaries contributed and transferred to us all of the assets and liabilities of the shallow water marine contracting business, and on December 14, 2006 we, through an initial public offering (“IPO”), issued approximately 22.2 million shares of common stock representing approximately 27% of our common stock. Following the contribution and transfer by Helix, we owned and operated a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet, as well as three shallow water pipelay vessels.  As of December 31, 2007 and March 31, 2008, Helix owns approximately 58.5% and 58.2%, respectively, of our common stock.

On December 11, 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became a wholly-owned subsidiary.  Upon completion of the acquisition, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of our common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  We issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our new $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Notes 3 - “Acquisition of Horizon Offshore, Inc.” and 6 - “Long-term Debt.”

As a result of the Horizon acquisition in December 2007 and vessel divestitures during 2007, as of March 31, 2008 we owned and operated a diversified fleet of 34 vessels, including 24 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

For purposes of financial statement presentation, the costs of certain administrative and operational services of Helix have been allocated to us based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. See Note 2 — “Related Party Transactions.”

These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2007.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable.  Our balance sheet as of December 31, 2007 included herein has been derived from the audited balance sheet as of December 31, 2007 included in our 2007 Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.

Our revenues and cost of sales are typically lower in the winter and early spring due to weather conditions in the Gulf of Mexico.  Seasonal trends may be less cyclical after major hurricanes in the Gulf of Mexico as a result of increased demand for repairs on offshore exploration and production infrastructure.  Interim results should not be taken as indicative of the results that may be expected for the year ended December 31, 2008.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2007 Annual Report on Form 10-K.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  Our adoption of SFAS 157 effective January 1, 2008 did not have a material impact on our results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  During the quarter ended March 31, 2008, we had no financial assets or financial liabilities to which we could elect to apply SFAS 159.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact, if any, this standard will have on our financial statements.

2.

Related Party Transactions

In the ordinary course of business, we provide marine contracting services to Helix and recognized revenues of $11.7 million and $13.9 million in the first three months of 2008 and 2007, respectively.  Helix provided ROV services to us, and we recognized operating expenses of $1.9 million and $2.0 million in the first three months of 2008 and 2007, respectively.

Helix has provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) information systems, network and communication services; and (iii) corporate facilities management services. Total allocated costs from Helix for such services were approximately $0.8 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively.

We have provided to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources services. Total allocated costs to Helix for such services were approximately $0.8 million for the three months ended March 31, 2007.  No costs were allocated to Helix for the three months ended March 31, 2008.  These costs have been allocated based on headcount, work hours and revenues, as applicable.

In contemplation of our IPO, we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.

Pursuant to the Tax Matters Agreement, for a period of up to ten years, we are required to make aggregate payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction.  As of March 31, 2008, current and long-term tax benefits payable to Helix were $5.8 million.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash at least quarterly.  At March 31, 2008 the net current amount due from Helix was $4.0 million and will be settled in the second quarter of 2008.

3.

Acquisition of Horizon Offshore, Inc.

On December 11, 2007, we acquired 100% of Horizon, a marine construction services company headquartered in Houston, Texas. Upon consummation of the merger, each share of Horizon common stock, par value $0.00001 per share, was converted into the right to receive $9.25 in cash and 0.625 shares of CDI’s common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  CDI issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our new $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Note 6 - “Long-term Debt.”

The aggregate purchase price, including transaction costs of $7.7 million, was approximately $630 million, consisting of $308 million of cash and $322 million of stock.  We also assumed and repaid approximately $104 million in Horizon debt, including accrued interest and prepayment penalties, and acquired $171 million of cash.  Through the acquisition, we acquired nine construction vessels, including four pipelay/pipebury barges, one dedicated pipebury barge, one dive support vessel, one combination derrick/pipelay barge and two derrick barges.  The acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The following table summarizes the estimated preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$170,806
Other current assets	158,532
Property and equipment	351,155
Other long-term assets	15,270
Goodwill	259,183
Intangible assets	9,510
Total assets acquired	964,456
Current liabilities	(178,853)
Deferred income taxes	(67,826)
Long-term debt	(87,641)
Other non-current liabilities	(100)
Total liabilities assumed	(334,420)
Net assets acquired	$630,036

The intangible assets relate to the fair value of contract backlog, customer relationships and non-compete agreements between us and certain members of Horizon’s senior management as follows (in thousands):

	Fair Value	Amortization Period
Customer relationships	$3,060	5 years
Contract backlog	2,960	1.5 years
Non-compete agreements	3,000	1 year
Trade name	490	9 years
	$9,510

At March 31, 2008, the net carrying amount for these intangible assets was $7.7 million.

The allocation of the purchase price was based upon preliminary valuations. Estimates and assumptions are subject to change upon the receipt and management’s review of the final valuations. The primary area of the purchase price allocation that is not yet finalized relates to post-closing purchase price adjustments and the receipt of final valuations. The final valuation of net assets is expected to be completed no later than one year from the acquisition date. The results of Horizon are included in the accompanying consolidated statements of operations since the date of purchase.

The following unaudited pro forma combined operating results of us and Horizon for the quarter ended March 31, 2007 is presented as if the acquisition had occurred on January 1, 2007 (in thousands, except per share data):

Three Months Ended March 31, 2007
Pro forma revenue	$231,793
Pro forma net income	28,877
Pro forma basic net income per common share	$0.28
Pro forma diluted net income per common share	$0.28
Pro forma shares used in calculation:
Basic	103,979
Diluted	103,979

For the quarter ended March 31, 2007, we recorded revenues of $4.1 million related to services provided to Horizon. We have eliminated the sales and related operating expenses between us and Horizon in the pro forma operating results.  In addition, the pro forma operating results reflect adjustments for the increases in depreciation related to the “step-up” of the acquired assets to their fair value and to reflect depreciation calculations under the straight-line method instead of the units-of-production method used by Horizon. Pro forma results include the amortization of identifiable intangible assets. We estimated interest expense based upon increases in long-term debt to fund the cash portion of the purchase price at estimated annual interest rate of 7.55% for the quarter ended March 31, 2007, based upon the terms of the new term loan of three month LIBOR plus 2.25%. The pro forma adjustment to income tax reflects the statutory federal and state income tax impacts of the pro forma adjustments to our pretax income with an applied tax rate of 35%. Pro forma weighted average shares outstanding have been adjusted to reflect the conversion of Horizon’s outstanding common stock to shares of CDI common stock (at a rate of one Horizon share for 0.625 CDI share) assuming the transaction was consummated at the beginning of the period presented. The unaudited pro forma combined results of operations are not indicative of the actual results had the acquisition occurred on January 1, 2007 or of future operations of the combined companies.

4.

Details of Certain Accounts (in thousands)

Other current assets consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Insurance claims to be reimbursed	$7,659	$7,039
Prepaid insurance	1,251	3,175
Supplies and spare parts inventory	3,022	3,109
Other prepaids and other	5,134	3,064
Other receivables	3,772	3,357
	$20,838	$19,744

Other long-term assets, net, consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Deferred drydock expenses, net	$38,511	$27,075
Intangible assets with definite lives, net	10,244	11,615
Contract receivables	14,831	14,635
Deferred financing costs	5,499	5,789

	March 31, 2008	December 31, 2007
Equipment deposits and other	8,952	8,787
	$78,037	$67,901

Accrued liabilities consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Accrued payroll and related benefits	$16,083	$18,709
Insurance claims to be reimbursed	7,659	7,039
Accrued severance	—	14,786
Accrued insurance	6,680	7,077
Other	21,276	16,076
Total accrued liabilities	$51,698	$63,687

5.

Equity Investment

We have a 40% minority ownership interest in Offshore Technology Solutions Limited, or OTSL, which provides marine construction services to the oil and gas industry in and around Trinidad and Tobago.

We recorded equity earnings in OTSL of $1.0 million for the quarter ended March 31, 2007.  During the second quarter 2007, we determined that there was an other than temporary impairment in OTSL and the full value of its investment of $11.8 million was impaired.

6.

Long-term Debt

In December 2007, we entered into a secured credit facility with certain financial institutions, consisting of a $375 million term loan, and a $300 million revolving credit facility. This credit facility replaced the revolving credit facility we entered into in November 2006 prior to our initial public offering.  On December 11, 2007, we borrowed $375 million under the term loan to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire our and Horizon’s existing debt.

At March 31, 2008 and December 31, 2007, we were in compliance with all debt covenants.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

7.

Income Taxes

The effective tax rate of 31.5% for the three months ended March 31, 2008 was lower than the effective tax rate of 35.6% for the three months ended March 31, 2007 due to a higher percentage of profits being derived from foreign tax jurisdictions with lower income tax rates.

We believe our recorded tax assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.  See Note 8 - “Commitments and Contingencies — Tax Assessment.”

8.

Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated balance sheets.  Such amounts were $7.7 million and $7.0 million as of March 31, 2008 and December 31, 2007, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, we assumed and will indemnify Helix for liabilities related to our business.

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries.  We believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on our consolidated financial position and results of operations.  Horizon’s 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 through 2004 currently under audit.

9.

Stock-Based Compensation Plans

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors.

During the first three months ended March 31, 2008, we made restricted share grants as follows:

Date of Grant	Shares	Market Value Per Share at Grant Date	Vesting Period
January 2, 2008	3,988	$13.14	100% on January 1, 2010
January 2, 2008	6,798	13.14	20% per year over five years
February 20, 2008	4,302	9.85	20% per year over five years
February 27, 2008	368,634	10.33	20% per year over five years
March 5, 2008	8,775	10.18	20% per year over five years

Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the quarter ended March 31, 2008 and 2007, compensation expense related to restricted shares was $1.1 million and $0.5 million, respectively.  Future compensation cost associated with unvested restricted stock awards at March 31, 2008 totaled approximately $16.4 million.

On December 9, 2006, we also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan (“CDI ESPP”), which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever is lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  Our employees first participated in the plan for the subscription period that commenced on July 1, 2007.  We recognized compensation expense related to stock purchases under the CDI ESPP of $0.3 million and issued 220,292 shares of our common stock to employees under this plan to satisfy the employee purchase period from July 1, 2007 to December 31, 2007, thereby increasing our common stock outstanding, during the quarter ended March 31, 2008.

10.

Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. For the three months ended March 31, 2008 and 2007, we derived revenues of $72 million and $30.0 million, respectively, from foreign locations. Net property and equipment in foreign locations were $25 million at March 31, 2008.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

11.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  The computation of basic and diluted earnings per share amounts for the three months ended March 31, 2008 was as follows (in thousands):

	Three Months Ended March 31, 2008
	Income	Shares
Earnings applicable per common share - basic	$569	104,349
Restricted shares	—	365
Earnings applicable per common share - diluted	$569	104,714

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

First Quarter Performance and Outlook

We earned first quarter 2008 net income of $0.6 million compared to $30.1 million for the same period of 2007.  The decrease is primarily due to lower vessel utilization related to winter weather seasonality during the first quarter and is in line with our expectations for 2008.  The total fleet effective utilization was 35% for the first quarter of 2008 compared to 75% for the same period in 2007.  The seasonality impact during the first quarter of 2008 was significant due to unusually harsh weather in the Gulf of Mexico compounded by our increased exposure in terms of fleet size following the Horizon acquisition.  We took advantage of the slower period by scheduling close to half of our annual regulatory required drydock and capital improvement out of service days in the first quarter.  Despite lower first quarter financial performance relative to the last several years, we are experiencing an improving level of tendering activity both domestically and internationally, a strong backlog of approximately $450 million and an encouraging forecast for new construction and inspection, repair and maintenance work during the good weather months ahead.

Backlog

As of April 30, 2008, our backlog supported by written agreements or contract awards totaled approximately $450 million, compared to approximately $175 million as of December 31, 2007.  Contract backlog has become material to our business following our acquisition of Horizon.  Approximately 90% of our current backlog is expected to be performed during 2008.  Our backlog will typically be lower in the late fall and winter due to weather conditions in the Gulf of Mexico.  As we secure additional international projects, which tend to have longer lead times and result in earlier awards, our backlog may increase.  Because of contract lead times, project durations, and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.

Recent Acquisitions

On December 11, 2007, we completed an acquisition of Horizon, following which Horizon became a wholly-owned subsidiary.  Upon completion of the acquisition, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of our common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  We issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our new $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See “Liquidity and Capital Resources — Credit Facility.”

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  From 2005 through the first three quarters of fiscal 2007, we had not experienced the typical seasonal trends in our business due to the impact of Hurricanes Ivan, Katrina and Rita in the Gulf of Mexico.  However, market conditions in the Gulf of Mexico have eased from the peak levels experienced in recent periods as the amount of hurricane-related repair activity decreases.  Beginning in the fourth quarter of 2007 we began to experience a return to more customary seasonal conditions.

The following table shows the size of our fleet and effective utilization of our vessels during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)
Saturation Diving	8	69%	7	97%
Surface and Mixed Gas Diving	16	29%	16	64%
Construction Barges	10	20%	2	96%
Total Fleet	34	35%	25	75%

_______________________

(1)

As of the end of the period and excludes acquired vessels prior to their in-service dates, vessels taken out of service and vessels jointly owned with a third party.

(2)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect acquired vessels prior to their in-service dates, vessels in drydocking, vessels taken out of service for upgrades and vessels jointly owned with a third party.

Our Relationship with Helix

Certain administrative and operational services of Helix have been shared between us and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs included in our condensed consolidated statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided. Pursuant to the Corporate Services Agreement between Helix and us, we are required to utilize these services from Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock or earlier, if mutually agreed between Helix and us.

We believe the assumptions underlying the condensed consolidated financial statements are reasonable. However, the effect of these assumptions and the separation from Helix could impact our results of operations and financial position prospectively by increasing expenses in areas that include but are not limited to compliance with the Sarbanes-Oxley Act and other corporate compliance matters, insurance and claims management and the related cost of insurance, as well as general overall purchasing power.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2007 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2007 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2007 Annual Report on Form 10-K.

Recently Issued Accounting Principles

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.  Our adoption of SFAS 157 effective January 1, 2008 did not have a material impact on our results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value.  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, SFAS 159 specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  During the quarter ended March 31, 2008, we had no financial assets or financial liabilities to which we could elect to apply SFAS 159.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are currently evaluating the impact, if any, this standard will have on our financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues.  For the three months ended March 31, 2008, our revenues decreased $4.6 million, or 3%, to $144.6 million, compared to $149.2 million for the three months ended March 31, 2007. The decrease was primarily due to lower vessel utilization related to winter weather seasonality during the first quarter of 2008.  The seasonality impact was significant due to unusually harsh weather in the Gulf of Mexico during the first quarter of 2008.  This decrease in revenues was partially offset by revenue contributions from certain Horizon assets acquired.  During the first quarter of 2007, we continued to experience a high level of hurricane repair activity and earned stand-by revenue for many of our vessels despite winter weather work interruptions. The total fleet effective utilization was 35% for the first quarter of 2008 compared to 75% for the same period in 2007.

Gross profit.  Gross profit for the three months ended March 31, 2008 decreased $33.3 million, or 57%, to $24.7 million, compared to $58.0 million for the three months ended March 31, 2007. This decrease was primarily attributable to lower vessel utilization discussed above and increased depreciation and amortization.  Cost of sales related depreciation and amortization increased to $15.6 million for the three months ended March 31, 2008 from $8.8 million for the same period in 2007 due primarily to assets purchased in the Horizon acquisition.  The utilization impact from the harsh weather in the Gulf of Mexico was compounded by our increased exposure in terms of fleet size following the Horizon acquisition.  Additionally, we expect to realize lower gross margins subsequent to the acquisition of Horizon with our entrance into the pipelay and derrick barge contracting business, which typically has lower gross margins compared to our historical diving services.

Selling and administrative expenses.  Selling and administrative expenses of $17.2 million for the three months ended March 31, 2008 were $7.5 million higher than the $9.7 million incurred in the three months ended March 31, 2007. This increase was primarily due to the Horizon acquisition, including $1.9 million of non-cash amortization of related intangible assets and one-time integration costs, increased employee benefit costs and increased information technology costs.

Net interest expense.  Net interest expense in the first quarter of 2008 was $6.7 million as compared to net interest expense of $2.5 million in the first three months of 2007.  This increase was due to increased borrowings in December 2007 in conjunction with the Horizon acquisition.

Income taxes.  Income taxes were $0.3 million for the three months ended March 31, 2008 compared to $16.7 million for the three months ended March 31, 2007. The effective tax rate decreased for the respective periods to 31.5% for 2008 from 35.6% for 2007 due to a higher percentage of profits being derived from foreign tax jurisdictions with lower tax rates.

Net income.  Net income of $0.6 million for the three months ended March 31, 2008 was $29.5 million lower than net income of $30.1 million for the three months ended March 31, 2007 as a result of the factors described above.

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

In December 2007, we entered into a five-year $675 million credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, with certain financial institutions.  The loans mature in December 2012.  On December 11, 2007, we borrowed $375 million under the term loan facility and used those proceeds, along with cash on hand, to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  At March 31, 2008, we had outstanding debt of $335 million and accrued interest of $0.1 million under this credit facility, and had $52.8 million of cash on hand and $293.6 million available under our revolving credit facility.  We may pay down or borrow from the revolving credit facility as business needs merit.  See “Credit Facility” below.

Cash Flows

Operating activities.  Cash flow from operating activities in the first three months of 2008 was $41.1 million, an increase of $17.8 million from the $23.3 million provided during the three months ended March 31, 2007. The primary driver for this increase as compared to the prior year first quarter was collection of accounts receivable in excess of payments of accounts payable and accrued liabilities.

Investing Activities.  Net cash used in investing activities was $9.6 million and $2.1 million for the three months ended March 31, 2008 and 2007, and consisted primarily of capital expenditures for vessel upgrades and purchases of operations support facilities and equipment.

Financing activities.  Cash flow used in financing activities was $40 million and $29 million for the three months ended March 31, 2008 and 2007, due to the repayment of debt in the respective periods.  In December 2007, we entered into a $675 million secured credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, pursuant to which we borrowed $375 million in connection with the Horizon acquisition.  See “Credit Facility.” This facility replaced our previous $250 million revolving credit facility.

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks (included in other assets, net) as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Total capital expenditures planned for 2008 include $25.8 million for recertification costs and $66.7 million for vessel improvements, equipment purchases and leasehold improvements.  We also incur capital expenditures for strategic investments and acquisitions. During the three months ended March 31, 2008, we incurred $16.5 million for recertification costs and $8.5 million for vessel improvements, equipment purchases and operating lease improvements.

Credit Facility

In December 2007, we entered into a secured credit facility with certain financial institutions consisting of a $375 million term loan and a $300 million revolving credit facility.  This credit facility replaced the revolving credit facility we entered into in November 2006 prior to our initial public offering.  The following is a summary description of the terms of the credit agreement and other loan documents.

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

The credit agreement and the other documents entered into in connection with the credit facility include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets.  At March 31, 2008, we were in compliance with all debt covenants.

On December 11, 2007, we borrowed $375 million under the term loan and used those proceeds to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  We had no outstanding borrowings, and letters of credit totaling $6.4 million to secure performance bonds, under our revolving credit facility outstanding at March 31, 2008.  At March 31, 2008 there was $293.6 million available under the revolving credit facility.  On February 19, 2008, we used a portion of cash on hand to make an optional prepayment on the term loan in the amount of $40 million resulting in an outstanding balance of $335 million.  As a result of the prepayment, our next quarterly installment of $20 million is due on December 31, 2008.  We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes.

Contractual and Other Obligations

At March 31, 2008, our contractual obligations for long-term debt, payables and operating leases were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Payable to Helix	$5,756	$2,146	$2,163	$1,095	$352
Noncancelable operating leases and charters	25,737	4,234	5,342	5,495	10,666
Long-term financing obligations:
Principal	335,000	40,000	160,000	135,000	—
Interest	45,763	16,565	22,593	6,605	—
Total contractual obligations	$412,256	$62,945	$190,098	$148,195	$11,018

Off-Balance Sheet Arrangements

As of March 31, 2008, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2007 Form 10-K.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We could be exposed to market risk related to interest rates in the future. We have approximately $335 million outstanding under our term loan as of March 31, 2008. Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  The impact of this market risk is estimated using a hypothetical increase in interest rates by 100 basis points.  Based on the amount outstanding under our term loan at March 31, 2008 and this hypothetical assumption, we would have incurred an additional $0.8 million in interest expense for the three months ended March 31, 2008.

In April 2008, we entered into a two year interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments.  We expect this interest rate swap to effectively fix our variable interest payments made on $100 million of our term loan, or 30% of outstanding debt as of March 31, 2008, at 4.88%.  We plan to account for this derivative as a cash flow hedge.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of March 31, 2008, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including the CEO and CFO, concluded that as of March 31, 2008, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, we have concluded that no change in our internal control over financial reporting occurred during the last fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.  On December 11, 2007, we completed the acquisition of Horizon Offshore, Inc.  We continue to integrate Horizon’s historical internal controls over financial reporting into our own internal controls over financial reporting within our overall control structure.  This ongoing integration may lead to our making additional changes in our internal controls over financial reporting in future fiscal periods.

PART II - OTHER INFORMATION

Item 1A.

Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future.  Important factors that could cause actual results to differ materially from our expectations include: changes in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, risks associated with our relationship with Helix, our controlling stockholder, and other risks detailed in Part I, Item 1A - Risk Factors in our 2007 Annual Report on Form 10-K.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis” of this Form 10-Q and in Part I, Item 1A “Risk Factors” of our 2007 Annual Report on Form 10-K.  There have been no material changes to the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 6.

Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 18.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2008.

CAL DIVE INTERNATIONAL, INC.

By:	/s/ Quinn J. Hébert
Quinn J. Hébert President and Chief Executive Officer

By:	/s/ G. Kregg Lunsford
G. Kregg Lunsford Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		10-K	000-33206	3/1/07
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X