Form 10-Q
period 2008-06-30
Cal Dive International, Inc.
filed 2008-08-01
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of July 31, 2008, the Registrant had 105,907,247 shares of Common Stock, $.01 par value per share, outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share par value)

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$ 5,903	$ 61,287
Accounts receivable -
Trade, net of allowance for doubtful accounts of $1,872 and $1,400, respectively	146,937	210,813
Unbilled revenue	20,410	8,775
Costs in excess of billings	32,309	39,683
Helix, net	8,718	—
Income tax receivable	—	11,142
Deferred income taxes	8,920	8,246
Other current assets	20,075	19,744
Total current assets	243,272	359,690
Property and equipment	705,769	654,281
Less - Accumulated depreciation	(111,536)	(91,963)
	594,233	562,318
Other assets:
Goodwill	284,884	284,141
Deferred drydock costs	44,338	27,075
Other assets, net	17,350	40,826
Total assets	$ 1,184,077	$ 1,274,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 67,070	$ 107,117
Billings in excess of costs	955	15,121
Current maturities of long-term debt	60,000	60,000
Net payable to Helix	—	8,403
Income tax payable	691	—
Accrued liabilities	45,076	63,687
Total current liabilities	173,792	254,328
Long-term debt	284,500	315,000
Long-term payable to Helix	4,836	5,756
Deferred income taxes	108,960	109,028
Other long term liabilities	1,313	2,031
Total liabilities	573,401	686,143
Commitments and contingencies
Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 105,711 and 105,159 shares, respectively	1,057	1,051
Capital in excess of par value of common stock	484,171	479,236
Accumulated other comprehensive income	358	—
Retained earnings	125,090	107,620
Total stockholders’ equity	610,676	587,907
Total liabilities and stockholders’ equity	$ 1,184,077	$ 1,274,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$ 171,970	$ 135,258	$ 316,541	$ 284,484
Cost of sales	124,714	89,693	244,595	180,967
Gross profit	47,256	45,565	71,946	103,517
Gain on sale of assets	209	1,687	209	1,694
Selling and administrative expenses	17,967	11,110	35,109	20,766
Income from operations	29,498	36,142	37,046	84,445
Equity in earnings of investment	—	(11,793)	—	(10,841)
Net interest income (expense)	(5,014)	(2,419)	(11,731)	(4,958)
Income before income taxes	24,484	21,930	25,315	68,646
Provision for income taxes	7,583	10,365	7,845	27,018
Net income	$ 16,901	$ 11,565	$ 17,470	$ 41,628
Basic and diluted net earnings per common share	$0.16	$0.14	$0.17	$0.50
Weighted average shares outstanding:
Basic	104,356	83,680	104,352	83,680
Fully diluted	104,765	83,801	104,751	83,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$ 17,470	$ 41,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,302	18,074
Stock compensation expense	2,944	1,603
Equity in losses of investment	—	10,841
Deferred income tax expense (benefit)	(390)	7,556
Gain on sale of assets	(209)	(1,694)
Changes in operating assets and liabilities:
Accounts receivable, net	80,024	4,518
Assets held for sale	—	698
Other current assets	(638)	(9,506)
Deferred drydock costs	(22,619)	(11,072)
Accounts payable and accrued liabilities	(79,589)	1,872
Deferred revenue	(14,166)	—
Other noncurrent, net	(1,638)	(10,751)
Net cash provided by operating activities	15,491	53,767

Cash Flows From Investing Activities:
Capital expenditures	(40,875)	(12,272)
Proceeds from sales of property	760	517
Net cash used in investing activities	(40,115)	(11,755)

Cash Flows From Financing Activities:
Repayments on credit facility	(63,000)	(67,600)
Draws on credit facility	32,500	6,600
Net cash used in financing activities	(30,500)	(61,000)

Effect of exchange rate changes on cash and cash equivalents	(260)	—
Net decrease in cash and cash equivalents	(55,384)	(18,988)
Cash and cash equivalents:
Balance, beginning of period	61,287	22,655
Balance, end of period	$ 5,903	$ 3,667

Supplemental Cash Flow Information:
Interest paid	$ 11,391	$ 5,685
Income taxes paid (refunded), net	$ (3,689)	$ 26,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   Preparation of Interim Financial Statements and Significant Accounting Policies

Preparation of Interim Financial Statements

Prior to December 14, 2006, we were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”). On February 27, 2006, Helix announced a plan to transfer its shallow water marine contracting business into a separate company. As part of the plan, on December 11, 2006, Helix and its subsidiaries contributed and transferred to us all of the assets and liabilities of the shallow water marine contracting business, and on December 14, 2006 we, through an initial public offering (“IPO”), issued approximately 22.2 million shares of common stock representing approximately 27% of our common stock. Following the contribution and transfer by Helix, we owned and operated a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet, as well as three shallow water pipelay vessels.  As of December 31, 2007 and June 30, 2008, Helix owned approximately 58.5% and 58.2%, respectively of our common stock.

On December 11, 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  Upon completion of the acquisition, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of our common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  We issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Notes 3 - “Acquisition of Horizon Offshore, Inc.” and 6 - “Long-term Debt.”

As a result of the Horizon acquisition in December 2007 and vessel divestitures during 2007 and 2008, as of June 30, 2008 we owned and operated a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2007.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable.  Our balance sheet as of December 31, 2007 included herein has been derived from the audited balance sheet as of December 31, 2007 included in our 2007 Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to current period presentation and did not impact our reported net income or stockholders’ equity.

Our revenues and cost of sales are typically lower in the winter and early spring due to weather conditions in the Gulf of Mexico.  Seasonal trends may be less cyclical after major hurricanes in the Gulf of Mexico as a result of increased demand for repairs on offshore exploration and production infrastructure.  Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2007 Annual Report on Form 10-K.

Interest Rate Swap and Hedging Activities

To reduce the impact of changes in interest rates on our variable rate term loan, in April 2008 we entered into a two-year interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 4.88%.  This interest rate swap qualifies as a cash flow hedge under hedge accounting and is reflected as an asset in our balance sheet at its fair value of $1.3 million at June 30, 2008.

Changes in the interest rate swap fair value are deferred to the extent it is effective and are recorded as a component of accumulated other comprehensive income until the anticipated interest payments occur and are recognized in interest expense.  The ineffective portion of the interest rate swap, if any, will be recognized immediately in earnings.

We formally document all relations between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness.  We also assess, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  Changes in the assumptions used could impact whether the fair value change in the interest rate swap is charged to earnings or accumulated other comprehensive income.

Recently Issued Accounting Policies

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

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic EPS according to the two-class method.  The effective date of FSP EITF 03-6-1 is for fiscal years beginning after December 15, 2008 and requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  FSP EITF 03-6-1 does not permit early application.  This FSP changes our calculation of basic and diluted EPS and will lower previously reported basic and diluted EPS as weighted-average shares outstanding used in the EPS calculation will increase.  We are currently evaluating the impact of this statement on our consolidated financial statements.

2.   Related Party Transactions

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $21.7 million and $33.4 million in the three and six months ended June 30, 2008, respectively, and $8.2 million and $22.0 million in the three and six months ended June 30, 2007, respectively.  Helix provided ROV services to us, and we recognized operating expenses of $3.8 million and $5.7 million in the three and six months ended June 30, 2008, respectively, and $1.3 million and $3.2 million for the three and six months ended June 30, 2007, respectively.

Helix has provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) information systems, network and communication services; and (iii) corporate facilities management services. Total allocated costs from Helix for such services were approximately $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively, and $2.8 million and $5.8 million for the three and six months ended June 30, 2007, respectively.

In prior periods, we have provided to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources services. Total allocated costs to Helix for such services were approximately $0.9 million and $1.7 million for the three and six months ended June 30, 2007, respectively.  No costs were allocated to Helix for the three and six months ended June 30, 2008.  These costs have been allocated based on headcount, work hours and revenues, as applicable.

In contemplation of our IPO, we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.

Pursuant to the Tax Matters Agreement, for a period of up to ten years, we are required to make aggregate payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction.  As of June 30, 2008, the current and long-term tax benefits payable to Helix were $5.3 million.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash at least quarterly.  At June 30, 2008 the net current amount due from Helix was $8.7 million and will be settled in the third quarter of 2008.

3.   Acquisition of Horizon Offshore, Inc.

On December 11, 2007, we acquired 100% of Horizon, a marine construction services company headquartered in Houston, Texas. Upon consummation of the merger, each share of Horizon common stock, par value $0.00001 per share, was converted into the right to receive $9.25 in cash and 0.625 shares of CDI’s common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  CDI issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Note 6 - “Long-term Debt.”

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

Cash	$170,607
Other current assets	157,137
Property and equipment	351,147
Other long-term assets	15,270
Goodwill	258,083
Intangible assets	9,510
Total assets acquired	961,754
Current liabilities	(176,388)
Deferred income taxes	(67,501)
Long-term debt	(87,641)
Other non-current liabilities	(100)
Total liabilities assumed	(331,630)
Net assets acquired	$630,124

The intangible assets relate to the fair value of contract backlog, customer relationships and non-compete agreements between us and certain members of Horizon’s senior management as follows (in thousands):

	Fair Value	Amortization Period
Customer relationships	$3,060	5 years
Contract backlog	2,960	1.5 years
Non-compete agreements	3,000	1 year
Trade name	490	7 years
	$9,510

At June 30, 2008, the net carrying amount for these intangible assets was $6.6 million.

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

The following unaudited pro forma combined operating results of us and Horizon for the three and six months ended June 30, 2007 is presented as if the acquisition had occurred on January 1, 2007 (in thousands, except per share data):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Pro forma revenue	$248,149	$479,942
Pro forma net income	3,098	32,479
Pro forma basic net income per common share	$0.03	$0.31
Pro forma diluted net income per common share	$0.03	$0.31
Pro forma shares used in calculation:
Basic	103,979	103,979
Diluted	104,100	104,045

For the three and six months ended June 30, 2007, we recorded revenues of $4.5 million and $8.6 million, respectively, related to services provided to Horizon. We have eliminated the sales and related operating expenses between us and Horizon in the pro forma operating results.  In addition, the pro forma operating results reflect adjustments for the increases in depreciation related to the “step-up” of the acquired assets to their fair value and to reflect depreciation calculations under the straight-line method instead of the units-of-production method used by Horizon. Pro forma results include the amortization of identifiable intangible assets. We estimated interest expense based upon increases in long-term debt to fund the cash portion of the purchase price at estimated annual interest rate of 7.55% for the three and six months ended June 30, 2007, based upon the terms of the new term loan of three month LIBOR plus 2.25%. The pro forma adjustment to income tax reflects the statutory federal and state income tax impacts of the pro forma adjustments to our pretax income with an applied tax rate of 35%. Pro forma weighted average shares outstanding have been adjusted to reflect the conversion of Horizon’s outstanding common stock to shares of CDI common stock (at a rate of one Horizon share for 0.625 CDI share) assuming the transaction was consummated at the beginning of the period presented. The unaudited pro forma combined results of operations are not indicative of the actual results had the acquisition occurred on January 1, 2007 or of future operations of the combined companies.

4.   Details of Certain Accounts (in thousands)

Other current assets consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Insurance claims to be reimbursed	$ 5,933	$ 7,039
Prepaid insurance	547	3,175
Supplies and spare parts inventory	2,898	3,109
Other prepaids and other	7,037	3,064
Other receivables	3,660	3,357
	$ 20,075	$ 19,744

Other long-term assets, net, consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Intangible assets with definite lives, net	$ 9,055	$ 11,615
Contract receivables	—	14,635
Deferred financing costs	5,255	5,789
Equipment deposits and other	3,040	8,787
	$ 17,350	$ 40,826

Accrued liabilities consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Accrued payroll and related benefits	$ 9,401	$ 18,709
Insurance claims to be reimbursed	5,933	7,039
Accrued severance	—	14,786
Accrued insurance	10,659	7,077
Other	19,083	16,076
	$ 45,076	$ 63,687

5.   Equity Investment

We have a 40% minority ownership interest in Offshore Technology Solutions Limited, or OTSL, which provides marine construction services to the oil and gas industry in and around Trinidad and Tobago.

We recorded equity earnings in OTSL of $1.0 million for the three months ended March 31, 2007.  During the second quarter of 2007, we determined that there was an other than temporary impairment in OTSL and the full value of our investment of $11.8 million was impaired.

6.   Long-term Debt

In December 2007, we entered into a secured credit facility with certain financial institutions, consisting of a $375 million term loan, and a $300 million revolving credit facility.  This credit facility replaced the revolving credit facility we entered into in November 2006 prior to our initial public offering.  On December 11, 2007, we borrowed $375 million under the term loan to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire our and Horizon’s existing debt. At June 30, 2008, we had outstanding debt of $344.5 million and accrued interest of $0.4 million under this credit facility.

At June 30, 2008 and December 31, 2007, we were in compliance with all debt covenants.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

7.   Income Taxes

The effective tax rate of 31.0% for the three and six months ended June 30, 2008, was lower than the effective tax rates of 47.3% and 39.4% for the respective periods in 2007.  The rate decrease is primarily attributable to the prior period non-cash equity losses and related impairment charge in connection with our investment in OTSL for which minimal tax benefit was recorded and a nondeductible cash settlement of $2 million paid for a civil claim by the Department of Justice related to the consent decree we entered into in connection with the Acergy and Torch acquisitions in 2005. This decrease was also attributable to a higher percentage of profits being derived from foreign tax jurisdictions with lower income tax rates.

We believe our recorded tax assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.  See  Note 8 — “Commitments and Contingencies — Tax Assessment.”

8.   Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated balance sheets.  Such amounts were $5.9 million and $7.0 million as of June 30, 2008 and December 31, 2007, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries.  We believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our consolidated financial position and results of operations.  Horizon’s 2002 through

2007 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 through 2004 currently under audit.

9.   Stock-Based Compensation Plans

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors.  Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the three and six months ended June 30, 2008, compensation expense related to restricted shares was $1.2 million and $2.4 million, respectively.  Future compensation cost associated with unvested restricted stock awards at June 30, 2008 totaled approximately $15.2 million.  During the six months ended June 30, 2008, we granted 405,693 shares of restricted stock at a weighted average fair market value of $10.44 and generally with a vesting period of 20% per year over five years.

On December 9, 2006, we also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan (“CDI ESPP”), which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever is lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  Our employees first participated in the plan for the subscription period that commenced on July 1, 2007.  We recognized compensation expense related to stock purchases under the CDI ESPP of $0.3 million and $0.6 million during the three and six months ended June 30, 2008, respectively, and issued 197,534 shares of our common stock to employees under the plan in July 2008 to satisfy the employee purchase period from January 1, 2008 to June 30, 2008, thereby increasing our common stock outstanding.

10.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues of $46.4 million and $118.4 million for the three and six months ended June 30, 2008, respectively, and $36.2 million and $66.2 million for the three and six months ended June 30, 2007, respectively, from foreign locations. Net property and equipment in foreign locations were $30.2 million at June 30, 2008.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

11.   Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  The computation of basic and diluted EPS amounts for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30, 2008		Six Months Ended June 30, 2008
	Income	Shares	Income	Shares
Earnings applicable per common share - basic	$ 16,901	104,356	$ 17,470	104,352
Restricted shares and ESPP dilution	—	409	—	399
Earnings applicable per common share - diluted	$ 16,901	104,765	$ 17,470	104,751

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Income	Shares	Income	Shares
Earnings applicable per common share - basic	$ 11,565	83,680	$ 41,628	83,680
Restricted shares and ESPP dilution	—	121	—	66
Earnings applicable per common share - diluted	$ 11,565	83,801	$ 41,628	83,746

12.   Comprehensive Income

The components of total comprehensive income for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$ 16,901	$ 11,565	$ 17,470	$ 41,628
Foreign currency translation loss	(953)	—	(953)	—
Unrealized gain on interest rate swap	1,311	—	1,311	—
Total comprehensive income	$ 17,259	$ 11,565	$ 17,828	$ 41,628

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,	December 31,
	2008	2007
Cumulative foreign currency translation adjustment	$ (953)	$ —
Unrealized gain on interest rate swap	1,311	—
Accumulated other comprehensive income	$ 358	$ —

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Year-to-Date Performance and Outlook

We earned net income of $17.5 million for the six months ended June 30, 2008 compared to $41.6 million for the same period in 2007.  The harsh weather conditions in the Gulf of Mexico experienced in the first quarter of 2008 continued into the first two months of the second quarter of 2008.  These offshore conditions adversely impacted our overall U.S. fleet utilization, particularly our construction barges and our surface diving fleet.  The majority of the U.S. fleet returned to work offshore in June and we expect higher vessel utilization during the second half of the year.  Our tendering activity levels remain strong, both U.S. and internationally, as evidenced by our growing backlog of awarded work from $450 million at April 30, 2008 to $484 million at June 30, 2008.  The underlying fundamentals which support our business model, in particular the present commodity price environment and our customers’ expected upstream capital spending levels, remain strong.

Backlog

As of June 30, 2008, our backlog supported by written agreements or contract awards totaled approximately $484 million, compared to approximately $175 million as of December 31, 2007.  Prior to our acquisition of Horizon, our backlog had not been significant.  Approximately 70% of our backlog is expected to be performed during 2008.  As we secure additional international projects, which tend to have longer lead times and result in earlier awards, our backlog may increase.  Because of the significant percentage of our revenues derived from the spot market, contract lead times, project durations, and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.

Recent Acquisitions

On December 11, 2007, we completed an acquisition of Horizon, following which Horizon became our wholly-owned subsidiary.  Upon completion of the acquisition, each share of common stock, par value $0.00001 per share, of Horizon was converted into the right to receive $9.25 in cash and 0.625 shares of our common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  We issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See “Liquidity and Capital Resources — Credit Facility.”

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  From 2005 through the first three quarters of fiscal 2007, we did not experience the typical seasonal trends in our business due to the impact of Hurricanes Ivan, Katrina and Rita in the Gulf of Mexico.  However, market conditions in the Gulf of Mexico have slowed from the peak levels experienced in recent periods as the amount of hurricane-related repair activity decreases.  Beginning in the fourth quarter of 2007 we began to experience a return to customary seasonal conditions.

The following table shows the size of our fleet and effective utilization of our vessels during the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)
Saturation Diving	8	92%	7	90%	8	80%	7	94%
Surface and Mixed Gas Diving	13	63%	16	71%	13	45%	16	67%
Construction Barges	10	39%	2	98%	10	30%	2	97%
Total Fleet	31	60%	25	77%	31	47%	25	76%

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

Our Relationship with Helix

Certain administrative and operational services of Helix have been shared between us and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs included in our condensed consolidated statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided. Pursuant to the Corporate Services Agreement between Helix and us, we are required to utilize these services from Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock, or earlier, if mutually agreed between Helix and us.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  This FSP would require unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic EPS according to the two-class method.  The effective date of FSP EITF 03-6-1 is for fiscal years beginning after December 15, 2008 and requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  FSP EITF 03-6-1 does not permit early application.  This FSP changes our calculation of basic and diluted EPS and will lower previously reported basic and diluted EPS as weighted-average shares outstanding used in the EPS calculation will increase.  We are currently evaluating the impact of this statement on our consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues.  For the three months ended June 30, 2008, our revenues increased $36.7 million, or 27%, to $172.0 million, compared to $135.3 million for the three months ended June 30, 2007. This increase was primarily a result of the revenue contributions from certain Horizon assets acquired in December 2007.  This increase was partially offset by lower vessel utilization related to winter seasonality and harsh weather conditions, which continued into May 2008.

Gross profit.  Gross profit for the three months ended June 30, 2008 increased $1.7 million, or 4%, to $47.3 million, compared to $45.6 million for the three months ended June 30, 2007. This increase was attributable to gross profit contributions from certain Horizon assets acquired in December 2007 partially offset by lower vessel utilization discussed above and increased depreciation and amortization.  Cost of sales related depreciation and amortization increased to $16.6 million for the three months ended June 30, 2008 from $9.1 million for the same period in 2007 due primarily to assets purchased in the Horizon acquisition.  Additionally, we expect to realize lower gross margins subsequent to the acquisition of Horizon with our expansion into the pipelay and derrick barge contracting business, which typically has lower gross margins compared to our historical diving services.

Selling and administrative expenses.  Selling and administrative expenses of $18.0 million for the three months ended June 30, 2008 were $6.9 million higher than the $11.1 million incurred in the three months ended June 30, 2007 primarily due to the Horizon acquisition, including non-cash amortization of related intangible assets, increased employee benefit costs and increased information technology costs. Included in three months ended June 30, 2007 is a $2 million settlement with the Department of Justice related to a civil claim.

Equity in earnings (loss) of investment. During the second quarter 2007, we determined there was an other than temporary impairment in OTSL and the full value of our investment of $11.8 million was impaired.

Net interest expense.  Net interest expense in the second quarter of 2008 was $5.0 million as compared to $2.4 million in the second quarter of 2007.  This increase was due to increased borrowings in December 2007 in conjunction with the Horizon acquisition.

Income taxes.  Income taxes were $7.6 million and $10.4 million for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate for the respective periods was 31.0% for 2008 and 47.3% for 2007.  The rate decrease was primarily due to minimal tax benefit relating to equity in losses and the impairment of our investment in OTSL in 2007, no tax benefit from the 2007 settlement with the Department of Justice, and a higher percentage of profits being derived from foreign tax jurisdictions with lower tax rates in the 2008 period.

Net income.  Net income of $16.9 million for the three months ended June 30, 2008 was $5.3 million higher than net income of $11.6 million for the three months ended June 30, 2007 as a result of the factors described above.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues.  For the six months ended June 30, 2008, our revenues increased $32.1 million, or 11%, to $316.5 million, compared to $284.5 million for the six months ended June 30, 2007. This increase was primarily a result of the revenue contributions from certain Horizon assets acquired in December 2007.  This increase was partially offset by lower vessel utilization related to winter seasonality and harsh weather conditions which continued into May 2008.

Gross profit.  Gross profit for the six months ended June 30, 2008 decreased $31.6 million, or 30%, to $71.9 million, compared to $103.5 million for the six months ended June 30, 2007. This decrease was attributable to lower vessel utilization referred to above and increased depreciation and amortization.  The utilization impact from continued harsh weather in the Gulf of Mexico during the first five months of 2008 was compounded by our increased exposure in terms of fleet size following the Horizon acquisition. Cost of sales related depreciation and amortization increased to $32.2 million for the six months ended June 30, 2008 from $17.8 million for the same period in 2007 due primarily to assets purchased in the Horizon acquisition.

Selling and administrative expenses.  Selling and administrative expenses of $35.1 million for the six months ended June 30, 2008 were $14.3 million higher than the $20.8 million incurred in the six months ended June 30, 2007. This increase was primarily due to the Horizon acquisition, including non-cash amortization of related intangible assets and one-time integration costs, increased employee benefit costs and increased information technology costs.  Included in the six months ended June 30, 2007 is a $2 million settlement with the Department of Justice related to a civil claim.

Equity in earnings (loss) of investment. During the second quarter 2007, we determined there was an other than temporary impairment in OTSL and the full value of our investment of $11.8 million was impaired.

Net interest income (expense).  Net interest expense in the first six months of 2008 was $11.7 million as compared to net interest expense of $5.0 million in the first six months of 2007.  The increase in interest expense is related to increased debt assumed in December 2007 in connection with the Horizon acquisition.

Income taxes.  Income taxes were $7.8 million and $27.0 million for the six months ended June 30, 2008 and 2007, respectively. The effective tax rate for the respective periods was 31.0% for 2008 and 39.4% for 2007.  The rate decrease was primarily due to minimal tax benefit relating to equity in losses and the impairment of our investment in OTSL in 2007, no tax benefit from the 2007 settlement with the Department of Justice, and a higher percentage of profits being derived from foreign tax jurisdictions with lower tax rates in the 2008 period.

Net income.  Net income of $17.5 million for the six months ended June 30, 2008 was $24.2 million less than net income of $41.6 million for the six months ended June 30, 2007 as a result of the factors described above.

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

In December 2007, we entered into a five-year $675 million credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, with certain financial institutions.  The loans mature in December 2012.  On December 11, 2007, we borrowed $375 million under the term loan and used those proceeds, along with cash on hand, to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  At June 30, 2008, we had outstanding debt of $344.5 million and accrued interest of $0.4 million under this credit facility, and had $5.9 million of cash on hand and $280.8 million available under our revolving credit facility.  We may pay down or borrow from the revolving credit facility as business needs merit. See “Credit Facility” below.

Cash Flows

Operating activities.  Cash flow from operating activities in the first six months of 2008 was $15.2 million, a decrease of $38.5 million from the $53.8 million provided during the six months ended June 30, 2007. The primary driver for this decrease as compared to the prior year six-month period was a decrease in net income of $24.2 million coupled with a $15.5 million increase in  cash outlays for deferred drydock costs.

Investing Activities.   Net cash used in investing activities was $40.1 million and $11.8 million for the six months ended June 30, 2008 and 2007, respectively, and consisted primarily of capital expenditures for vessel upgrades, and purchases of saturation diving systems, operations support facilities and equipment.

Financing activities.  Net cash used in financing activities was $30.5 million and $61.0 million for the six months ended June 30, 2008 and 2007, respectively, due to the repayment of debt in the respective periods.  In December 2007, we entered into a $675 million secured credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, pursuant to which we borrowed $375 million in connection with the Horizon acquisition.  In the second quarter of 2008, we began to utilize the revolving credit facility to fund working capital needs.  The balance outstanding under our revolving credit facility was $9.5 million at June 30, 2008.  See “Credit Facility.”

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Total capital expenditures planned for 2008 include $36.1 million for recertification costs and $79.3 million for vessel improvements, equipment purchases and operating lease improvements.  We also incur capital expenditures for strategic investments and acquisitions. During the three and six months ended June 30, 2008, we incurred $11.1 million and $26.6 million, respectively, for recertification costs and $47.6 million and $54.9 million, respectively, for vessel improvements, equipment purchases and operating lease improvements.

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

The term loans and the revolving loans may consist of loans bearing interest in relation to the Federal Funds Rate or to the lenders’ base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as Eurodollar Rate Loans, in each case plus an applicable margin.  The margins on the revolving loans range from 0.75% to 1.50% on Base Rate Loans and 1.75% to 2.50% on Eurodollar Rate Loans.  The margins on the term loan are 1.25% on Base Rate Loans and 2.25% on Eurodollar Rate Loans.  The revolving loans and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan. We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty. In addition, a commitment fee ranging from 0.375% to 0.50% will be payable on the portion of the lenders’ aggregate commitment which from time to time is not used for a borrowing or a letter of credit. Margins on the revolving loans and the commitment fee will fluctuate in relation to our consolidated leverage ratio as provided in the credit agreement.

The credit agreement and the other documents entered into in connection with the credit facility include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets.  At June 30, 2008, we were in compliance with all debt covenants.

On December 11, 2007, we borrowed $375 million under the term loan and used those proceeds to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  On February 19, 2008, we used a portion of cash on hand to make an optional prepayment on the term loan in the amount of $40 million resulting in an outstanding balance of $335 million.  As a result of the prepayment, our next quarterly installment of $20 million is due on December 31, 2008.  We had $9.5 million in borrowings outstanding, and letters of credit totaling $9.7 million to secure performance bonds, under our revolving credit facility outstanding at June 30, 2008.  At June 30, 2008 there was $280.8 million available under the revolving credit facility.  We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes.

Contractual and Other Obligations

At June 30, 2008, our contractual obligations for long-term debt, payables and operating leases were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Payable to Helix	$ 5,296	$ 1,991	$ 2,101	$ 924	$ 280
Noncancelable operating leases and charters	25,576	4,200	5,277	5,499	10,600
Long-term financing obligations:
Principal	344,500	60,000	160,000	124,500	—
Interest(1)	49,203	20,597	20,936	7,670	—
Total contractual obligations	$ 424,575	$ 86,788	$ 188,314	$ 138,593	$ 10,880

(1)

Assumes an interest rate based on three month LIBOR at June 30, 2008 plus a margin of 2.25%.

Off-Balance Sheet Arrangements

As of June 30, 2008, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2007 Form 10-K.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We could be exposed to market risk related to interest rates in the future. We have approximately $344.5 million outstanding under our credit facility as of June 30, 2008.  Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  The impact of this market risk is estimated using a hypothetical increase in interest rates by 100 basis points.  Based on the amount outstanding under our credit facility at June 30, 2008 and this hypothetical assumption, we would have incurred an additional $0.8 million and $1.7 million in interest expense for the three and six months ended June 30, 2008, respectively.

In April 2008, we entered into a two year interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments.  We expect this interest rate swap to effectively fix our variable interest payments made on $100 million of our term loan, or approximately 30% as of June 30, 2008, at 4.88%.  This derivative is accounted for as a cash flow hedge.

We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates as well as weak economic conditions in foreign markets.  Historically, we have not entered into foreign currency derivative instruments but may decide to mitigate our foreign currency risk with derivative instruments in the future.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of June 30, 2008, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including the CEO and CFO, concluded that as of June 30, 2008, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, we have concluded that no change in our internal control over financial reporting occurred during the last fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.  On December 11, 2007, we completed the acquisition of Horizon.  We continue to integrate Horizon’s historical internal controls over financial reporting into our own internal controls over financial reporting within our overall control structure.  This ongoing integration may lead to our making additional changes in our internal controls over financial reporting in future fiscal periods.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
April 1 to April 30, 2008	—	—	—
May 1 to May 31, 2008(1)	108	$14.05	—	N/A
June 1 to June 30, 2008	—	—	—
	108	$14.05	—	N/A

_______________________

(1)

Shares surrendered to us by an employee in order to satisfy tax withholding obligations upon vesting of restricted shares.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 6, 2008, the following proposal was adopted by the margins indicated:

1.

To elect two Class II directors, each to serve until the annual meeting of stockholders of the Company to be held in 2011 and until his succession is duly elected and has qualified:

	FOR	WITHHOLD AUTHORITY
William L. Transier	85,581,298	14,901,417
John T. Mills	87,574,937	12,907,778

The following directors continue to serve on our board following this action:  Owen E. Kratz, Todd A. Dittmann, David E. Preng and Quinn J. Hébert.

Item 6.

Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 21.

Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2008.

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