Form 10-Q
period 2008-09-30
Cal Dive International, Inc.
filed 2008-10-31
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 30, 2008, the Registrant had 105,920,762 shares of Common Stock, $.01 par value per share, outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share par value)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$22,921	$61,287
Accounts receivable -
Trade, net of allowance for doubtful accounts of $4,006 and $1,400, respectively	199,913	210,813
Unbilled revenue	23,187	8,775
Costs in excess of billings	38,815	39,683
Helix, net	21,040	—
Income tax receivable	—	11,142
Deferred income taxes	7,441	8,246
Other current assets	22,381	19,744
Total current assets	335,698	359,690
Property and equipment	717,375	654,281
Less - Accumulated depreciation	(122,945)	(91,963)
	594,430	562,318
Other assets:
Goodwill	284,144	284,141
Deferred drydock costs	28,682	27,075
Other assets, net	15,420	40,826
Total assets	$1,258,374	$1,274,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable -
Trade	$84,413	$107,117
Billings in excess of costs	2,009	15,121
Net payable to Helix	—	8,403
Accrued liabilities	54,545	63,687
Income tax payable	9,274	—
Current maturities of long-term debt	80,000	60,000
Total current liabilities	230,241	254,328
Long-term debt	255,000	315,000
Long-term payable to Helix	3,102	5,756
Deferred income taxes	108,481	109,028
Other long term liabilities	1,343	2,031
Total liabilities	598,167	686,143
Commitments and contingencies		—
Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 105,916 and 105,159 shares, respectively	1,059	1,051
Capital in excess of par value of common stock	487,603	479,236
Accumulated other comprehensive income	522	—
Retained earnings	171,023	107,620
Total stockholders’ equity	660,207	587,907
Total liabilities and stockholders’ equity	$1,258,374	$1,274,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$278,709	$176,928	$595,250	$461,412
Cost of sales	186,166	106,989	430,761	287,956
Gross profit	92,543	69,939	164,489	173,456
Gain (loss) on sale of assets	(23)	158	186	1,852
Selling and administrative expenses	19,801	13,104	54,910	33,870
Income from operations	72,719	56,993	109,765	141,438
Equity in earnings of investment	—	—	—	(10,841)
Net interest income (expense)	(5,156)	(2,082)	(16,887)	(7,040)
Income before income taxes	67,563	54,911	92,878	123,557
Provision for income taxes	21,630	17,369	29,475	44,387
Net income	$45,933	$37,542	$63,403	$79,170

Net earnings per common share:
Basic	$0.44	$0.45	$0.61	$0.95
Fully diluted	$0.44	$0.45	$0.61	$0.94

Weighted average shares outstanding:
Basic	104,521	83,680	104,409	83,680
Fully diluted	104,817	83,850	104,767	83,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$63,403	$79,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,160	28,702
Stock compensation expense	4,399	2,501
Equity in losses of investment	—	10,841
Deferred income tax expense	12,029	7,633
Gain on sale of assets	(186)	(1,852)
Changes in operating assets and liabilities:
Accounts receivable, net	8,980	(25,624)
Assets held for sale	—	698
Other current assets	(1,205)	(1,618)
Deferred drydock costs	(15,361)	(18,444)
Accounts payable and accrued liabilities	(53,906)	31,585
Other noncurrent, net	293	(10,080)
Net cash provided by operating activities	70,606	103,512

Cash Flows From Investing Activities:
Capital expenditures	(70,750)	(26,390)
Proceeds from sales of property	1,778	517
Net cash used in investing activities	(68,972)	(25,873)

Cash Flows From Financing Activities:
Repayments on credit facility	(101,100)	(84,000)
Draws on credit facility	61,100	—
Net cash used in financing activities	(40,000)	(84,000)

Net decrease in cash and cash equivalents	(38,366)	(6,361)
Cash and cash equivalents:
Balance, beginning of period	61,287	22,655
Balance, end of period	$22,921	$16,294

Supplemental Cash Flow Information:
Interest paid	$16,135	$7,873
Income taxes paid, (refunded), net	$(2,854)	$26,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   Preparation of Interim Financial Statements and Significant Accounting Policies

Preparation of Interim Financial Statements

Prior to December 14, 2006, we were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”). On February 27, 2006, Helix announced a plan to transfer its shallow water marine contracting business into a separate company. As part of the plan, on December 11, 2006, Helix and its subsidiaries contributed and transferred to us all of the assets and liabilities of the shallow water marine contracting business, and on December 14, 2006 we, through an initial public offering (“IPO”), issued approximately 22.2 million shares of common stock representing approximately 27% of our common stock. Following the contribution and transfer by Helix, we owned and operated a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet, as well as three shallow water pipelay vessels.  As of December 31, 2007 and September 30, 2008, Helix owned approximately 58.5% and 58.1%, respectively, of our common stock.

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

As a result of the Horizon acquisition in December 2007 and vessel divestitures during 2007 and 2008, as of September 30, 2008 we owned and operated a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

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

Our revenues and cost of sales are typically lower in the winter and early spring due to weather conditions in the Gulf of Mexico.  Seasonal trends may be less cyclical after major hurricanes in the Gulf of Mexico as a result of increased demand for inspection and repairs on offshore exploration and production infrastructure.  Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2008.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted discussed in our 2007 Annual Report on Form 10-K.

Interest Rate Swap and Hedging Activities

To reduce the impact of changes in interest rates on our variable rate term loan, in April 2008 we entered into a two-year interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 4.88%.  This interest rate swap qualifies as a cash flow hedge under hedge accounting and is reflected as an asset in our balance sheet at its fair value of $0.8 million at September 30, 2008.

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

2.   Related Party Transactions

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $28.3 million and $61.7 million in the three and nine months ended September 30, 2008, respectively, and $24.9 million and $49.0 million in the three and nine months ended September 30, 2007, respectively.  Helix provided ROV services to us, and we recognized operating expenses of $11.2 million and $18.8 million in the three and nine months ended September 30, 2008, respectively, and $1.9 million and 5.2 million for the three and nine months ended September 30, 2007, respectively.

Helix has provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) information systems, network and communication services; and (iii) corporate facilities management services. Total allocated costs from Helix for such services were approximately $0.8 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, and $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.

In prior periods, we have provided to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources services. Total allocated costs to Helix for such services were approximately $1.0 million and $2.7 million for the three and nine months ended September 30, 2007, respectively.  No costs were allocated to Helix for the three and nine months ended September 30, 2008.  Historically, these costs have been allocated based on headcount, work hours and revenues, as applicable.

In contemplation of our IPO, we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.

Pursuant to the Tax Matters Agreement, for a period of up to ten years, we are required to make aggregate payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction.  As of September 30, 2008, the current and long-term tax benefits payable to Helix were $5.1 million.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash periodically.  At September 30, 2008 the net current amount due from Helix was $21.0 million.

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

The acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values.  The following table summarizes the current adjusted preliminary fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$170,607
Other current assets	165,623
Property and equipment	336,147
Other long-term assets	15,270
Goodwill	257,343
Intangible assets	9,510
Total assets acquired	954,500
Current liabilities	(180,846)
Deferred income taxes	(55,789)
Long-term debt	(87,641)
Other non-current liabilities	(100)
Total liabilities assumed	(324,376)
Net assets acquired	$630,124

The intangible assets relate to the fair value of contract backlog, customer relationships and non-compete agreements between us and certain members of Horizon’s senior management as follows (in thousands):

	Fair Value	Amortization Period
Customer relationships	$3,060	5 years
Contract backlog	2,960	1.5 years
Non-compete agreements	3,000	1 year
Trade name	490	7 years
	$9,510

At September 30, 2008, the net carrying amount for these intangible assets was $5.7 million.

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

The following unaudited pro forma combined operating results of us and Horizon for the three and nine months ended September 30, 2007 is presented as if the acquisition had occurred on January 1, 2007 (in thousands, except per share data):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Pro forma revenue	$311,049	$790,991
Pro forma net income
Pro forma basic net income per common share	$0.53	$0.84
Pro forma diluted net income per common share	$0.53	$0.84
Pro forma shares used in calculation:
Basic	103,979	103,979
Diluted	104,149	104,089

For the three and nine months ended September 30, 2007, we recorded revenues of $13.7 million and $22.3 million, respectively, related to services provided to Horizon. We have eliminated the sales and related operating expenses between us and Horizon in the pro forma operating results.  In addition, the pro forma operating results reflect adjustments for the increases in depreciation related to the “step-up” of the acquired assets to their fair value and to reflect depreciation calculations under the straight-line method instead of the units-of-production method used by Horizon. Pro forma results include the amortization of identifiable intangible assets. We estimated interest expense based upon increases in long-term debt to fund the cash portion of the purchase price at estimated annual interest rate of 7.55% for the three and nine months ended September 30, 2007, based upon the terms of the new term loan of three month LIBOR plus 2.25%. The pro forma adjustment to income tax reflects the statutory federal and state income tax impacts of the pro forma adjustments to our pretax income with an applied tax rate of 35%. Pro forma weighted average shares outstanding have been adjusted to reflect the conversion of Horizon’s outstanding common stock to shares of CDI common stock (at a rate of one Horizon share for 0.625 CDI share) assuming the transaction was consummated at the beginning of the period presented. The unaudited pro forma combined results of operations are not indicative of the actual results had the acquisition occurred on January 1, 2007 or of future operations of the combined companies.

4.   Details of Certain Accounts

Other current assets consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Insurance claims to be reimbursed	$7,611	$7,039
Prepaid insurance	520	3,175
Supplies and spare parts inventory	2,922	3,109
Other receivables	2,628	3,357
Other current assets	8,700	3,064
	$22,381	$19,744

Other long-term assets, net, consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Intangible assets with definite lives, net	$8,004	$11,615
Contract receivables	—	14,635
Deferred financing costs	4,982	5,789
Equipment deposits and other	2,434	8,787
	$15,420	$40,826

Accrued liabilities consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Accrued payroll and related benefits	$17,150	$18,709
Insurance claims to be reimbursed	7,611	7,039
Accrued severance	—	14,786
Accrued insurance	9,905	7,077
Other	19,879	16,076
	$54,545	$63,687

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

6.   Long-term Debt

In December 2007, we entered into a secured credit facility with certain financial institutions, consisting of a $375 million term loan, and a $300 million revolving credit facility.  This credit facility replaced the revolving credit facility we entered into in November 2006 prior to our initial public offering.  On December 11, 2007, we borrowed $375 million under the term loan to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire our and Horizon’s existing debt. At September 30, 2008, we had outstanding debt of $335 million under this credit facility.

At September 30, 2008 and December 31, 2007, we were in compliance with all debt covenants.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

7.   Income Taxes

The effective tax rate was 32.0% and 31.7% for the three and nine months ended September 30, 2008, respectively, compared to 31.6% and 35.9% for the respective periods in 2007.  The rate decrease for the nine months ended September 30, 2008 compared to the previous period is primarily attributable to the prior period non-cash equity losses and related impairment charge in connection with our investment in OTSL, for which minimal tax benefit was recorded, and a nondeductible cash settlement of $2 million paid for a civil claim by the Department of Justice related to the consent decree we entered into in connection with the Acergy and Torch acquisitions in 2005. This decrease was also attributable to a higher percentage of profits being derived from foreign tax jurisdictions with lower income tax rates.

We believe our recorded tax assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain; therefore, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.  See  Note 8 — “Commitments and Contingencies — Tax Assessment.”

8.   Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated balance sheets.  Such amounts were $7.6 million and $7.0 million as of September 30, 2008 and December 31, 2007, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

We sustained damage to certain of our facilities, equipment and two vessels in hurricanes Gustav and Ike during the third quarter of 2008.  We estimate future total repairs resulting from the hurricanes will range from $8.0 million to $9.0 million before expected insurance reimbursements (subject to an apportioned aggregate deductible of approximately $0.3 million).  These costs will be recorded as incurred and are expected to be paid out over the next year.  Insurance reimbursements will be recorded when the realization of the claim for recovery of a loss is deemed probable.  As of September 30, 2008, we recorded $1.2 million of hurricane-related repair expense and had not yet recorded any insurance reimbursements.

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

9.   Stock-Based Compensation Plans

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors.  Compensation cost is recognized over the respective vesting periods on a straight-line basis.  For the three and nine months ended September 30, 2008, compensation expense related to restricted shares was $1.1 million and $3.5 million, respectively.  Future compensation cost associated with unvested restricted stock awards at September 30, 2008 totaled approximately $14.3 million.  During the nine months ended September 30, 2008, we granted 419,875 shares of restricted stock at a weighted average fair market value of $10.47 and generally with a vesting period of 20% per year over five years.

On December 9, 2006, we also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan (“CDI ESPP”), which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever is lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  Our employees first participated in the plan for the subscription period that commenced on July 1, 2007.  We recognized compensation expense related to stock purchases under the CDI ESPP of $0.3 million and $0.9 million during the three and nine months ended September 30, 2008, respectively.  During the nine months ended September 30, 2008, we issued 417,826 shares of common stock under the plan.

10.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues of $54.6 million and $173.0 million for the three and nine months ended September 30, 2008, respectively, and $35.2 million and $100.9 million for the three and nine months ended September 30, 2007, respectively, from foreign locations. Net property and equipment in foreign locations were $159.2 million at September 30, 2008.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

11.   Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except that the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  The computation of basic and diluted EPS amounts for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	Income	Shares	Income	Shares
Earnings applicable per common share - basic	$45,933	104,521	$63,403	104,409
Restricted shares and ESPP dilution	—	296	—	358
Earnings applicable per common share - diluted	$45,933	104,817	$63,403	104,767

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	Income	Shares	Income	Shares
Earnings applicable per common share - basic	$37,542	83,680	$79,170	83,680
Restricted shares and ESPP dilution	—	170	—	110
Earnings applicable per common share - diluted	$37,542	83,850	$79,170	83,790

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business and Financial Market Outlook

The recent volatility in the equity and financial markets has led to increased uncertainty regarding the outlook for the global economy.  Due to the deterioration of the credit markets and the failure of many financial institutions, businesses have intensified their focus on liquidity and access to capital.  The heightened uncertainty and the possibility of a worldwide decrease in hydrocarbon demand has led to declining commodity prices, which may negatively impact our operations as these factors may cause many oil and gas companies to curtail capital spending.  Leading into this unprecedented financial market turmoil there was high demand for our services as reflected in our third quarter results.  Additionally, we are now experiencing an increase in demand driven by the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which hit the Gulf of Mexico this September.  Given the volatility and uncertainty in the macro economic environment coupled with the otherwise favorable demand indicators for our business, it is difficult to predict to what extent these events will affect our overall activity level in 2009.  Our outlook remains positive through the fourth quarter in both domestic and international markets; however, we do expect some seasonality impact due to winter weather conditions.  Generally, tendering activity remains solid and the long-term outlook for our business remains favorable as the required continuity of capital spending to replenish oil and gas production should drive long-term demand for our services.

Year-to-Date Performance

We earned net income of $45.9 million and $63.4 million for the three and nine months ended September 30, 2008, respectively, compared to $37.5 million and $79.2 million for the same periods in 2007, respectively.  The harsh weather conditions in the Gulf of Mexico experienced in the first quarter of 2008 continued into the first two months of the second quarter of 2008.  These offshore conditions adversely impacted our overall U.S. fleet utilization, particularly our construction barges and our surface diving fleet.  However, the majority of the U.S. fleet returned to work offshore in June and our effective vessel utilization increased from 60% during the second quarter of 2008 to 80% during the third quarter of 2008.  These expected activity levels in the third quarter produced record financial performance despite the substantial work interruptions caused by hurricanes Gustav and Ike.  The increased demand from the hurricanes coupled with the otherwise strong domestic and international tendering activity referred to above is evidenced by our growing backlog of awarded work, which is $506 million at September 30, 2008.  This compares favorably to $484 million at June 30, 2008 and $175 million at December 31, 2007.

Backlog

As of September 30, 2008, our backlog supported by written agreements or contract awards totaled approximately $506 million, compared to approximately $175 million as of December 31, 2007.  Prior to our acquisition of Horizon, our backlog had not been significant.  Approximately one-third of our backlog is expected to be performed during 2008.  Because of the significant percentage of our revenues derived from the spot market, contract lead times, project durations, and seasonal issues, we do not consider backlog amounts to be a reliable indicator of annual revenues.

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

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  From 2005 through the first three quarters of fiscal 2007, we did not experience the typical seasonal trends in our business due to the impact of hurricanes Ivan, Katrina and Rita in the Gulf of Mexico.  However, beginning in the fourth quarter of 2007 we began to experience a return to customary seasonal conditions as the amount of hurricane-related repair activity decreased.  The damage resulting from hurricanes Gustav and Ike may lead to higher vessel utilization during the winter and early spring of 2009 than we would experience under more customary seasonal conditions.

The following table shows the size of our fleet and effective utilization of our vessels during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)
Saturation Diving	8	95%	7	95%	8	86%	7	94%
Surface and Mixed Gas Diving	13	80%	16	67%	13	56%	16	67%
Construction Barges	10	70%	2	98%	10	44%	2	97%
Total Fleet	31	80%	25	78%	31	59%	25	77%

(1)

As of the end of the period and excludes acquired vessels prior to their in-service dates, and vessels taken out of service.

(2)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect acquired vessels prior to their in-service dates, vessels in drydocking, and vessels taken out of service for upgrades.

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

Results of Operations

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues.  For the three months ended September 30, 2008, our revenues increased $101.8 million, or 58%, to $278.7 million, compared to $176.9 million for the three months ended September 30, 2007. This increase was primarily a result of revenue contributions from certain Horizon assets acquired in December 2007.  This increase was partially offset by adverse weather downtime due to the impact of hurricanes Gustav, Hanna and Ike in the U.S. Gulf of Mexico.

Gross profit.  Gross profit for the three months ended September 30, 2008 increased $22.6 million, or 32%, to $92.5 million, compared to $69.9 million for the three months ended September 30, 2007. This increase was attributable to gross profit contributions from certain Horizon assets acquired in December 2007 partially offset by lower vessel utilization and due to adverse weather conditions discussed above and increased depreciation and amortization.  Cost of sales related depreciation and amortization increased to $15.8 million for the three months ended September 30, 2008 from $8.5 million for the same period in 2007 due primarily to assets purchased in the Horizon acquisition.

Selling and administrative expenses.  Selling and administrative expenses of $19.8 million for the three months ended September 30, 2008 were $6.7 million higher than the $13.1 million incurred in the three months ended September 30, 2007 primarily due to the Horizon acquisition, including non-cash amortization of related intangible assets, increased employee benefits costs and increased information technology costs.

Net interest expense.  Net interest expense in the third quarter of 2008 was $5.2 million as compared to $2.1 million in the third quarter of 2007. This increase was due to increased borrowings in December 2007 in conjunction with the Horizon acquisition.

Income taxes.  Income taxes were $21.6 million and $17.4 million for the three months ended September 30, 2008 and 2007, respectively. The effective tax rate for the respective periods was 32.0% for 2008 and 31.6% for 2007.

Net income.  Net income of $45.9 million for the three months ended September 30, 2008 was $8.4 million more than net income of $37.5 million for the three months ended September 30, 2007 as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues.  For the nine months ended September 30, 2008, our revenues increased $133.9 million, or 29%, to $595.3 million, compared to $461.4 million for the nine months ended September 30, 2008. This increase was primarily a result of the revenue contributions from certain Horizon assets acquired in December 2007.  This increase was partially offset by lower vessel utilization related to winter seasonality and harsh weather conditions which continued into May 2008, and adverse weather downtime related to hurricanes Gustav, Hanna and Ike.

Gross profit.  Gross profit for the nine months ended September 30, 2008 decreased $9.0 million, or 5%, to $164.5 million, compared to $173.5 million for the nine months ended September 30, 2007. This decrease was attributable to lower vessel utilization referred to above and increased depreciation and amortization.  The utilization impact from continued harsh weather in the Gulf of Mexico during the first five months of 2008 and adverse weather conditions thereafter was compounded by our increased exposure in terms of fleet size following the Horizon acquisition. Cost of sales related depreciation and amortization increased to $48.0 million for the nine months ended September 30, 2008 from $26.3 million for the same period in 2007 due primarily to assets purchased in the Horizon acquisition.

Selling and administrative expenses.  Selling and administrative expenses of $54.9 million for the nine months ended September 30, 2008 were $21.0 million higher than the $33.9 million incurred in the nine months ended September 30, 2007. This increase was primarily due to the Horizon acquisition, including non-cash amortization of related intangible assets and one-time integration costs, increased employee benefit costs and increased information technology costs.  Included in the nine months ended September 30, 2007 is a $2 million settlement with the Department of Justice related to a civil claim.

Equity in earnings (loss) of investment. During the second quarter 2007, we determined there was an other than temporary impairment in OTSL and the full value of our investment of $11.8 million was impaired.

Net interest expense.  Net interest expense in the first nine months of 2008 was $16.9 million as compared to $7.0 million in the first nine months of 2007.  The increase in interest expense is related to increased debt assumed in December 2007 in connection with the Horizon acquisition.

Income taxes.  Income taxes were $29.5 million and $44.4 million for the nine months ended September 30, 2008 and 2007, respectively. The effective tax rate for the respective periods was 31.7% for 2008 and 35.9% for 2007.  The rate decrease was primarily due to minimal tax benefit relating to equity in losses and the impairment of our investment in OTSL in 2007, no tax benefit from the $2.0 million settlement with the Department of Justice during 2007, and a higher percentage of profits being derived from foreign tax jurisdictions with lower tax rates in the 2008 period.

Net income.  Net income of $63.4 million for the nine months ended September 30, 2008 was $15.8 million less than net income of $79.2 million for the nine months ended September 30, 2007 as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under a revolving credit facility we secured in connection with our acquisition of Horizon.  We intend to use these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity, along with other financing alternatives, will provide the necessary capital to fund these transactions and achieve our long-term growth objectives. We expect to be able to fund our activities for the remainder of 2008 and 2009 with cash flows generated from our operations and available borrowings under our revolving credit facility.

In December 2007, we entered into a five-year $675 million credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, with certain financial institutions.  The revolving and term loans under this facility mature in December 2012 with quarterly principal payments of $20 million being payable on the term loan.  On December 11, 2007, we borrowed $375 million under the term loan and used those proceeds, along with cash on hand, to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  At September 30, 2008, we had outstanding debt of $335 million under this credit facility, $22.9 million of cash on hand, and $293.8 million available under our revolving credit facility.  We may pay down or borrow from the revolving credit facility as business needs merit.  See “Credit Facility” below.

At September 30, 2008, we had issued outstanding letters of credit of $6.2 million under our revolving credit facility and $12.5 million on an unsecured basis with another financial institution.

We are closely monitoring the relatively recent and ongoing volatility and uncertainty in the financial markets and have intensified our internal focus on liquidity, planned spending and access to capital.  Externally we have also been engaged with our clients and the lending institutions in our credit facility as they go through the same exercise.  It is too early to predict to what extent these current events may affect our overall activity levels in 2009.  As of today our lenders have not made us aware that they would not be able to fund any commitments under our revolving credit facility.  Additionally, despite the uncertainty, we also have reasonable visibility of our prospective cash flows supported by our backlog and the recent increased demand for our services following hurricanes Gustav and Ike, which should be sufficient to fund our operations over the near term.

Cash Flows

During the nine months ended September 30, 2008 and 2007, we generated positive operating cash flow of approximately $70.6 million and $103.5 million, respectively  We utilized our operating cash flow to fund capital expenditures and recertification costs and to reduce our debt obligations.  For the nine months ended September 30, 2008 and 2007, our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flow operations:
Net income	$63,403	$79,170
Other non-cash income adjustments	68,402	47,825
Change in accounts receivable and other current assets	7,775	(26,544)
Change in accounts payable and accrued liabilities	(53,906)	31,585
Additions to deferred drydock costs	(15,361)	(18,444)
Other noncurrent, net	293	(10,080)
Total cash flow from operations	70,606	103,512

Other cash inflows:
Net proceeds from drawdowns on credit facility	61,100	—
Proceeds from sales of assets	1,778	517
Total other cash inflows	62,878	517

Other cash outflows:
Capital expenditures	(70,750)	(26,390)
Repayment on credit facility	(101,100)	(84,000)
Total other cash outflows	(171,850)	(110,390)

Net change in cash	$(38,366)	$(6,361)

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Total capital expenditures planned for 2008 include $36.1 million for recertification costs and $79.3 million for vessel improvements, equipment purchases and operating lease improvements.  We also incur capital expenditures for strategic investments and acquisitions. During the nine months ended September 30, 2008, we incurred $16.1 million for recertification costs and $82.7 million for vessel improvements, equipment purchases and operating lease improvements.

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

The credit agreement and the other documents entered into in connection with the credit facility include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets.  At September 30, 2008, we were in compliance with all debt covenants.

On December 11, 2007, we borrowed $375 million under the term loan and used those proceeds to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  On February 19, 2008, we used a portion of cash on hand to make an optional prepayment on the term loan in the amount of $40 million resulting in an outstanding balance of $335 million.  As a result of the prepayment, our next quarterly installment of $20 million is due on December 31, 2008.  We had no borrowings outstanding, and letters of credit totaling $6.2 million to secure performance bonds outstanding, under our revolving credit facility at September 30, 2008.  At September 30, 2008 there was $293.8 million available under the revolving credit facility.  We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes.

Contractual and Other Obligations

At September 30, 2008, our contractual obligations for long-term debt, payables and operating leases were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Payable to Helix	$5,143	$2,143	$2,039	$754	$207
Noncancelable operating leases and charters	22,617	4,277	5,262	4,594	8,484
Long-term financing obligations:
Principal	335,000	80,000	160,000	95,000	—
Interest(1)	52,930	24,883	23,640	4,407	—
Total contractual obligations	$415,690	$111,303	$190,941	$104,755	$8,691

(1)

Assumes an interest rate based on three month LIBOR at September 30, 2008 plus a margin of 2.25%.

Off-Balance Sheet Arrangements

As of September 30, 2008, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2007 Form 10-K.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We could be exposed to market risk related to interest rates in the future. We have approximately $335.0 million outstanding under our credit facility as of September 30, 2008. Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  The impact of this market risk is estimated using a hypothetical increase in interest rates by 100 basis points.  Based on the amount outstanding under our credit facility at September 30, 2008 and this hypothetical assumption, we would have incurred an additional $0.8 million and $2.5 million in interest expense for the three and nine months ended September 30, 2008, respectively.

In April 2008, we entered into a two year interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments.  We expect this interest rate swap to effectively fix our variable interest payments made on $100 million of our term loan, or approximately 30% as of September 30, 2008, at 4.88%.  This derivative is accounted for as a cash flow hedge.

We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates as well as weak economic conditions in foreign markets.  Historically, we have not entered into foreign currency derivative instruments but may decide to mitigate our foreign currency risk with derivative instruments in the future.

Credit Risk

We are subject to credit risk related to our accounts receivable.  Credit risk relates to the risk of loss we would incur as a result of our customers not paying us for work performed under the terms of our contractual agreements.  We maintain credit policies with regard to our customers to minimize overall credit risk.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of September 30, 2008, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including the CEO and CFO, concluded that as of September 30, 2008, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2008.

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