Form 10-K
period 2008-12-31
Cal Dive International, Inc.
filed 2009-02-23
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2008 was approximately $619 million.

As of February 20, 2009, the Registrant had 94,324,297 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2009, are incorporated by reference into Part III of this Form 10-K.

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

Unless the context otherwise requires, references in this annual report to (i) “Helix” shall mean Helix Energy Solutions Group, Inc., our parent corporation, and (ii) “the company,” “our company,” “the registrant,” “we,” “our,” “us” and “Cal Dive International” shall mean Cal Dive International, Inc., its subsidiaries and the predecessor shallow water marine contracting business operated by Helix.  On March 6, 2006, Helix changed its corporate name from “Cal Dive International, Inc.” to “Helix Energy Solutions Group, Inc.,” at which time the “Cal Dive International, Inc.” name was transferred to us.  Please refer to the subsection “— Certain Definitions” on page 3 for definitions of additional terms used in this annual report.

Item 1.

Business

Overview

We are a marine contractor headquartered in Houston, Texas.  We provide manned diving, pipelay and pipe burial, platform installation and platform salvage services to a diverse customer base in the offshore oil and natural gas industry.  These complementary services offer an integrated solution to our customers, especially for complex subsea projects.

The footprint of our global operations includes the Gulf of Mexico Outer Continental Shelf, or OCS, the Northeastern U.S., Latin America, Southeast Asia, Australia, the Middle East, India and the Mediterranean. We currently own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

We were organized in February 2006 as a Delaware corporation to facilitate the transfer to us by Helix of its shallow water marine contracting business.  Previously, we were a division of Helix.  In December 2006, we completed an initial public offering of approximately 22 million shares of our common stock, which we listed on the New York Stock Exchange under the symbol “DVR.”  As of December 31, 2008, Helix owned 61,506,691 shares, or 57.2%, of our common stock.  On January 28, 2009 we repurchased and retired 13,564,669 shares of our common stock from Helix for $6.34 per share, or $86 million, and as of February 20, 2009 Helix owns 47,942,022 shares, or 50.83%, of our common stock.  We borrowed $100 million under our revolving credit facility to fund the repurchase of our common stock from Helix, and intend to use the remaining approximately $14 million to fund working capital requirements and general corporate purposes, as needed.

On December 11, 2007, we completed an acquisition of Horizon Offshore, Inc., or Horizon, with Horizon becoming our wholly-owned subsidiary.  We issued approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.

Our Services

Since 1975, our principal business has involved providing essential marine contracting services on the Gulf of Mexico OCS in support of the oil and natural gas infrastructure throughout the production lifecycle, including production platforms, risers, subsea production systems and pipelines.  Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms.

Our diving services include saturation, surface and mixed gas diving.  Collectively, these enable us to provide a full complement of manned diving services in water depths of up to 1,000 feet. We provide our saturation diving services in water depths of 200 to 1,000 feet through our fleet of eight saturation diving vessels and ten portable saturation diving systems. A number of these vessels have capabilities such as dynamic positioning, or DP, hyperbaric rescue chambers, multi-chamber systems for split-level operations and moon pool deployment, which allow us to operate effectively in challenging offshore environments. We also provide surface and mixed gas diving services in water depths that are typically less than 300 feet through our 13 surface diving vessels.  We believe that our fleet of diving support vessels is the largest in the world.

We also provide pipelay and pipebury services with our six pipelay/pipebury barges.  These barges are able to install, bury and repair pipelines having outside diameters of up to 36 inches, and employ conventional S-lay technology that is appropriate for operating on the Gulf of Mexico OCS and the international areas where we currently operate. Conventional S-lay pipeline installation involves the sequential assembly of pipe segments through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then inspected and coated on the deck of the pipelay barge. The pipe is then offloaded off the stern and into the water via a ramp that is referred to as a “stinger.” The stinger supports the pipe as it is submerged into the water and prevents over-stressing as the pipe curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the contact point.  Pipelay and pipe burial operations typically require extensive use of our diving services with divers regularly inspecting the pipeline while it is being laid; therefore, we consider these services to be complementary.

The MMS requires pipelines installed on the Gulf of Mexico OCS in water depths of 200 feet or less to be buried at least three feet below the sea floor. Jet sleds, which are either self-propelled or towed behind pipelay/pipebury barges, are used to bury pipelines.  Jet sleds use a high-pressure stream of water that is pumped from the barge to create a trench into which the pipe settles. For larger pipe burying projects, or where deeper trenching is required, we typically use our dedicated pipebury barge.  We also own and operate a pipeline plow which we use to bury pipelines in areas where jetting is not allowed due to environmental concerns.

We provide platform installation and salvage services utilizing our two derrick barges which are equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, our derrick barges are used to disassemble and remove platforms and prepare them for salvage or refurbishment. Our two derrick barges have lift capacities of 1,000 tons, and 500 tons, respectively. We also have a 360-foot long and 100-foot wide combination derrick/pipelay vessel with a lift capacity of 1,200 tons, which we use to install up to 36” diameter pipe, and to install and remove offshore fixed platforms.

We also offer our diving, pipelay and derrick barge services to our client base on an integrated basis, which enhances our service offerings to the markets we serve.  We believe the combination of scheduling flexibility afforded to us by our large diversified fleet of vessels, the wide range of capabilities of our assets and the advanced technical skills of our personnel distinguishes us from our competitors on the Gulf of Mexico OCS and makes us a leading marine contracting service provider in this region. Additionally, we believe that our superior operating capabilities, international experience, existing relationships with globally focused customers and proven acquisition expertise will allow us to achieve a similar leadership position in the other economically attractive international offshore markets in which we operate.

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

•

Pipelay and pipe burial:  Pipelay barges provide offshore work stations that allow for the welded assembly of multiple sections of pipe on deck and the laying out of the pipeline on the sea floor. In water depths less than 200 feet, U.S. federal law requires that the pipeline be buried at least three feet below the sea floor. Pipeline burial is accomplished by plowing or jetting out a trenched ditch from under the pipeline.

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

Recent Acquisitions

In the past four years, we have substantially increased the size of our fleet and expanded our operating capabilities on the Gulf of Mexico OCS through the following strategic acquisitions:

•

In December 2007, we acquired Horizon, adding nine vessels to our fleet, including four pipelay/pipebury barges, one combination pipelay/derrick barge, two derrick barges, one dedicated pipebury barge and one DSV, operating in the U.S. Gulf of Mexico, the Northeastern U.S., Latin America, the Middle East, Southeast Asia and the Mediterranean.

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

Geographic Areas

Revenues by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2008	%	2007	%	2006	%
United States	$605,991	71%	$472,271	76%	$439,474	86%
International	250,915	29%	151,344	24%	70,443	14%
	$856,906	100%	$623,615	100%	$509,917	100%

We strategically evaluate the deployment of our assets and globally reposition vessels based on the dynamic demands of our clients and the markets in which they operate.  As of December 31, for the years presented, the physical location of property and equipment, net of depreciation, by geographic region was as follows (in thousands):

	As of December 31,
	2008	%	2007	%
United States	$454,869	75%	$437,587	78%
International	149,373	25%	124,731	22%
	$604,242	100%	$562,318	100%

Our Industry

As is common throughout the oilfield services industry, marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Sustained high commodity prices historically have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services. However, the recent volatility in the equity and financial markets has led to increased uncertainty regarding the outlook for the global economy.  Due to the deterioration of the credit markets and the ongoing challenges facing many financial institutions, businesses have intensified their focus on liquidity and access to capital.  This heightened uncertainty, a worldwide decrease in hydrocarbon demand, and a steep decline in commodity prices, have caused many oil and gas companies to curtail planned capital spending.  Despite this financial market turmoil, we have continued to experience strong demand for our services as reflected in our third and fourth quarter results.  This demand is in part driven by the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008.  Given the volatility and uncertainty in the macro economic environment, it is difficult to predict to what extent these events will affect our overall activity level in 2009.  Generally, the long-term outlook for our business remains favorable based on the following factors:

Capital spending by oil and natural gas producers.  Despite the recent decline in commodity prices, oil and gas companies are forecasted to spend significant capital offshore in order to replenish production and meet the long term demand for hydrocarbons.  According to Spears & Associates, a petroleum industry consulting firm, annual offshore drilling and completion spending worldwide has risen from $29.4 billion in 2000 to $73.9 billion in 2008 and is expected to reach $100 billion by 2013. The level of upstream spending in offshore regions has generally served as a leading indicator of demand for marine contracting services.  Due to the time required to drill a well and fabricate a production platform, demand for our services usually follows exploratory drilling by a period of six to 18 months and can be longer.

Rising international offshore activity.  Many oil and natural gas producers have recently expanded their operations in international offshore regions with large untapped reserves, such as Southeast Asia, West Africa and the Middle East. According to Spears & Associates, international offshore drilling and completion spending accounts for 70% of worldwide offshore drilling and completion spending. In many international markets, significant production infrastructure work is required over the next several years to develop new oil and natural gas discoveries. We believe that we are well positioned to capture a growing share of this work given the broad scope of our operating capabilities relative to the smaller regional providers that presently serve these markets. In addition, the size and complexity of these projects often necessitates the funding capabilities and expertise of the major oil and natural gas companies, large independents or national oil companies, which are less sensitive to changes in commodity prices than many producers in the Gulf of Mexico. As a result, international demand for our services is typically more stable and predictable than on the Gulf of Mexico OCS.

Aging production infrastructure in the Gulf of Mexico.  According to the MMS, there are nearly 4,000 oil and natural gas production platforms in the Gulf of Mexico, of which approximately 65% are more than 15 years old. A significant portion of the older platforms and other infrastructure in the Gulf of Mexico lie in water depths of 1,000 feet or less, which is our core market. These structures are generally subject to extensive periodic inspections, require frequent maintenance and will ultimately be decommissioned as mandated by various regulatory agencies. Consequently, we believe demand for our inspection, maintenance, repair, decommissioning and salvage services will remain strong. We also believe the regulatory influence makes demand for these services less discretionary, and therefore more stable, than those arising from exploration, development and production activities.  Additionally, when hurricanes cause offshore infrastructure damage in the regions in which we operate, our experience is that the demand for our services increases significantly.  We experienced this trend following hurricanes Ivan, Katrina and Rita and, more recently, hurricanes Gustav and Ike.

Growing U.S. demand for natural gas.  The majority of our customers on the Gulf of Mexico OCS are drilling for, producing and transporting natural gas. The Gulf of Mexico is a key region for natural gas supply, producing an estimated 18% of total U.S. natural gas production during the five-year period ending in 2007, according to the EIA. The EIA reports that U.S. demand for natural gas has increased 37% since 1985 and is expected to grow an additional 6% through 2030. To meet this demand and compensate for falling net natural gas imports, the EIA projects a need for approximately 22% growth in domestic natural gas production by 2030. Due to the declining productivity of many mature U.S. fields, the number of domestic natural gas wells drilled annually has increased significantly in recent years. We would expect the continuation of this trend to result in the long-term demand for our services on the Gulf of Mexico OCS.

Key Indicators and Performance Metrics

The following table sets forth key indicators and performance metrics for our business:

	2006				2007					2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4		Q1	Q2	Q3	Q4
U.S. natural gas prices(1)	$ 7.75	$ 6.53	$ 6.08	$ 6.60	$ 7.16	$ 7.54	$ 6.16	$ 6.72		$ 8.51	$ 11.36	$ 9.07	$ 6.42
NYMEX oil prices(2)	$ 63.48	$ 70.70	$ 70.48	$ 60.21	$ 58.27	$ 65.03	$ 75.38	$ 90.68		$89.32	$119.76	$115.70	$ 59.72
Gulf of Mexico rigs(3)	131	132	125	116	116	106	103	92		94	103	101	94
Platform installations(4)	24	33	25	27	19	26	22	14		21	18	16	6
Platform removals(4)	6	17	58	23	27	22	69	34		19	37	37	19
Number of our vessels(5)	23	24	25	25	25	25	25	25	(7)	34	31	31	31
Our effective utilization rate(6)	96%	98%	91%	80%	75%	77%	78%	56%	(7)	35%	60%	80%	82%
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

(7) Excludes the nine vessels acquired from Horizon on December 11, 2007.

Commodity prices.  In recent years, crude oil and natural gas prices increased substantially until experiencing a sharp decline during the second half of 2008.  The quarterly average of the NYMEX West Texas Intermediate (WTI) near month crude oil daily average contract price increased from a low of $28.91 per barrel in the second quarter of 2003 to a high of $146.94 per barrel in the third quarter of 2008.  The quarterly average of the Henry Hub natural gas daily average spot price increased from a low of $4.87 per one million British thermal units, or Mmbtu, in the third quarter of 2003 to a high of $12.31 per Mmbtu in the fourth quarter of 2005.  However, there is considerable volatility in oil and natural gas prices, and during the last half of 2008, prices were on a sharp downward trend.  As of December 31, 2008 and February 20, 2009, the NYMEX WTI near month crude oil closing contract price was $48.59 and $40.03, respectively, and the Henry Hub natural gas closing spot price was $5.63 and $4.01, respectively. The majority of our customers on the Gulf of Mexico OCS are drilling for, producing and transporting natural gas.  If prices continue at current levels for a sustained period, we would expect a negative impact on our business.

Drilling activity.  Demand for our services generally follows successful drilling activity by a period of six to 18 months and can be longer. From 2003 to 2005, the rig count on the Gulf of Mexico OCS increased at a more modest rate than rig counts in other offshore regions due to the mobilization of rigs from the Gulf of Mexico to other regions and the impairment of offshore rigs caused by hurricane activity in the Gulf of Mexico.  Since 2005, this count has declined at a steady pace. While demand for our marine contracting services typically has a high correlation with offshore rig counts, increases in subsea project complexity and capital spending per project as well as a sharp rise in the demand for hurricane-related repair work have allowed us to continue to achieve strong utilization and day rates across our diversified fleet of vessels.

Vessel utilization.  We believe vessel utilization is one of the most important performance measurements for our business. Utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services. As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to winter weather conditions in the Gulf of Mexico. Accordingly, we attempt to schedule our drydock inspections and other routine and preventive maintenance programs during this period. The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters. As a result, we have historically generated a majority of our revenues in the last six months of the year.

From 2005 through the first three quarters of 2007, we did not experience the typical seasonal trends in our business due to an increase in the demand for our services as a result of the impact of hurricanes Ivan, Katrina and Rita in the Gulf of Mexico. Beginning in the fourth quarter of 2007 we began to experience a return to customary seasonal conditions as the amount of hurricane-related repair work decreased.  However, we experienced minimal seasonality in our business during the fourth quarter of 2008 due to the impact of hurricanes Gustav and Ike.  The severe offshore infrastructure damage caused by these storms generated significant demand for our services from oil and gas companies trying to restore shut-in production. We believe this production restoration focus, along with the limited number of qualified marine contractors, has led to increased demand during those periods.

The long-term outlook for our business remains favorable based on our projected long-term demand for construction, inspection, maintenance and repair services in the Gulf of Mexico as well as our significant international growth opportunities; however, given the volatility and uncertainty in the current economic environment, as well as an unfavorable pricing environment for oil and gas, we do expect an overall decline in business activity levels in 2009.

Our Competitive Strengths

Our competitive strengths include:

•

Leader in the Gulf of Mexico OCS diving services market.  We believe the size and diversified capabilities of our fleet and workforce makes us the market leader for diving services on the Gulf of Mexico OCS. We currently own and operate a diversified fleet of 21 surface and saturation diving support vessels on which we employ approximately 1,000 diving and marine personnel worldwide. We believe our fleet size and diversity allows us to provide exceptional quality diving services on the Gulf of Mexico OCS and contributes to our significant share of diving services contracts in this market. Our strategy is to achieve a similar leadership position in international offshore markets given the broad scope of our operating capabilities, international experience, existing relationships with globally focused customers and proven acquisition expertise.

•

High-quality, diversified fleet provides clients an integrated solution.  We own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.  Our fleet of diving support vessels and diving systems, particularly our eight saturation diving vessels and ten portable saturation diving systems, is among the largest in the industry. Our saturation diving fleet has a combination of technical capabilities, including DP, multi-chamber systems for split-level operations and moon pool deployment, that allows us to operate effectively in challenging offshore environments. The diversity of our fleet also enables us to provide a wide range of marine contracting services. We possess complementary diving, pipelay and pipe burial and derrick barge capabilities that provide an integrated solution for more complex subsea projects.

•

Highly skilled workforce.  The quality of our workforce has been, and will continue to be, a vital contributor to our success. We invest significant resources in training programs to ensure that our divers, offshore workforce and support staff have the best technical, operational and safety skills in the industry.  This investment in our workforce enhances our ability to deliver innovative solutions to our customers. In addition, we have been successful with retention of our employees as a result of our leadership position amongst the competitors in our market.  Employee retention is a significant challenge in our industry given the intense competition for skilled labor. Industry practice is to compensate divers based on their logged diving time, so divers and others are strongly incentivized to work for us due to our high vessel utilization, which is driven by our relationships with the most active Gulf of Mexico producers and our proven operating history. We believe these factors, along with our commitment to effective training and safety, help us to attract and retain skilled employees.

•

Excellent, long-standing customer relationships.  We have built a reputation as a premier marine contractor during our more than 30 years of operating in the Gulf of Mexico. We have developed a large and stable customer base, which includes virtually all of the top 20 energy producers in the Gulf of Mexico, by consistently providing superior and comprehensive services on schedule while maintaining a strong safety track record.

•

Successful acquisition track record.  We have a proven track record of identifying and executing acquisitions that complement our fleet and workforce and enhance our service capabilities. In 2005, we added 13 vessels, including three premium saturation diving vessels, and two portable saturation diving systems to our fleet. In July 2006, we completed the acquisition of six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia from Singapore-based Fraser Diving. Most recently, in December 2007 we completed the acquisition of Horizon, which added eight construction barges and one multi-service vessel to our fleet, and significantly enhanced our pipelay and pipe burial, installation, decommissioning and salvage services capabilities.  We attribute much of the growth of our business to our successful acquisitions, and we believe that acquisitions will remain a key element of our growth strategy. Furthermore, we believe that our ability to integrate acquisitions efficiently is one of our core organizational competencies. We have consistently demonstrated the ability to add to our revenue base and retain key personnel from acquired businesses, while improving margins by leveraging our existing cost structure.

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

Our Business Strategy

The principal elements of our strategy include:

•

Strengthen our position as the premier provider of integrated diving and construction services to the offshore oil and natural gas industry.  We will seek to expand our leadership position in the marine construction market by enhancing the capabilities of our existing assets, opportunistically acquiring complementary assets or businesses and continuing to provide a high level of customer service. Pursuant to this strategy, in December 2007 we completed the acquisition of Horizon, which significantly enhanced our pipelay and pipe burial, installation, decommissioning and salvage services capabilities.  In 2008, the very first year following this acquisition, approximately 35% of our revenues were derived from projects for which we provided an integrated diving and construction barge solution to our clients, including two significant contract awards.  We were awarded a contract with a leading independent oil and gas exploration and production company for integrated derrick barge and diving services, involving salvage preparation and platform salvage work for hurricane damaged structures in the Gulf of Mexico.  The project is expected to generate total revenues of approximately $158 million.  We were also awarded a contract to install, trench, backfill, tie-in, and pre-commission a natural gas pipeline off the coast of the Northeastern U.S. The project is expected to generate total revenues of approximately $151 million and utilizes four of our key assets, including a pipelay barge, derrick barge and two dive support vessels.  We performed a portion of these projects in 2008 and will perform the remainder of the work in 2009.

•

Expand into high-growth international markets through acquisitions.  Several international regions, such as Latin America, the Middle East, Southeast Asia and Australia, offer excellent growth potential attributable to the recent and planned increases in upstream capital spending and the highly fragmented nature of the existing marine contracting markets. We are continually evaluating potential acquisition targets that can provide us with a more meaningful presence in these markets. Our goal is to replicate our Gulf of Mexico OCS leadership position in the most attractive international offshore regions by leveraging our operating capabilities, international experience, customer relationships and acquisition expertise. For example, we completed an acquisition of the business of Singapore-based Fraser Diving in July 2006, and coupled with our acquisition of Horizon described above, we expanded the reach of our international operations in Southeast Asia, Latin America, the Middle East, India and the Mediterranean.

•

Continue to attract, develop and retain highly skilled personnel.  Our market leadership and future growth plans are predicated on our ability to employ the most highly-skilled divers, offshore workforce and support staff in the industry. As stated above, we have historically, and intend to continue to invest significant resources in our workforce to ensure they are vested with a superior knowledge base and the appropriate skills relevant to offshore construction operations and safety, as well as to facilitate their long-term career development. We will also continue our practice of structuring compensation and benefit plans that are competitive with our peers and properly incentivize our workforce.

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

1984

Completed a major conversion of the Cal Diver I, introducing the first DSV dedicated for use in the Gulf of Mexico

1986

Began providing subsea construction, maintenance and inspection work on a qualified turnkey basis, enabling clients to better control project costs

1989

Launched shallow water salvage business

1994

Acquired our first DP DSV, improving our abilities to operate in winter months and work in deeper waters.

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

2001

Acquired Professional Divers of New Orleans, adding an additional 4 point surface DSV and three utility boats

2005

Acquired six DSVs and a portable saturation diving system from Torch

Acquired all of the diving and shallow water pipelay business of Acergy operating in the Gulf of Mexico and Trinidad, including nine vessels and one portable saturation diving system

2006

Acquired the business of Singapore-based Fraser Diving, including its six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia

2007

Acquired Horizon, adding one MSV, four pipelay/pipebury vessels, one pipebury vessel, one combination pipelay/derrick barge and two derrick barges

Seasonality

As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico. As is common in the industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technological capabilities of our fleet and ability to operate effectively in challenging offshore environments provides an advantage during winter months and reduce the impact of weather-related delays.  We pursue business opportunities in international areas that we believe will offset the seasonality of our core operations in the Gulf of Mexico OCS.

Customers

Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of marine contracting capital spending by customer varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows:  2008 — GDF Suez 14%, Helix 13% and Chevron Corporation 11%; 2007 — Chevron Corporation 15% and Apache Corporation 10%; and 2006 — Chevron Corporation 16%. We provided marine contracting services to over 100 customers in 2008.

Backlog

As of December 31, 2008, our backlog supported by written agreements or contract awards totaled approximately $350 million, compared to approximately $175 million as of December 31, 2007.  Substantially all of our current backlog is expected to be performed during 2009, except for approximately $43 million which we expect to perform in 2010 and 2011.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because of the significant percentage of our revenues derived from the spot market, which are not reflected in our backlog.

Contracting and Tendering

Our services are performed under contracts that are typically awarded through a competitive bid process. Contract terms vary depending on the services required and are often determined through negotiation. Most of our contracts can be categorized as either dayrate or qualified lump-sum. Under dayrate contracts, we are paid a daily rate, which consists of a base rate for our vessel and crews as well as cost reimbursements for materials and ancillary activities, for as long as we provide our services. Qualified lump-sum contracts, on the other hand, define the services that we will provide for an agreed upon fixed price and certain cost protections. This type of contract is most commonly used for complex subsea projects where the customers desire greater control over costs.

We seek to optimize our mix of dayrate and qualified lump-sum contracts based on prevailing market conditions. As part of that effort, we also attempt to strike the appropriate balance between short-term and long-term dayrate contracts. Our goal is to diversify our sources of revenue while maximizing profitability in a given business environment.

Historically, our acquisitions have diversified our operating capabilities. We offer a comprehensive range of manned diving, pipelay and pipe burial services, and derrick barge services. These services are complementary since pipeline installation and completion work often also requires significant diving support. As a result, it is our strategy to enter into contracts to provide a full range of these services on an integrated basis for a particular project.  We believe this approach gives our customers greater accountability and a more seamless transition between phases of the work.  It also enhances utilization of our fleet and gives us greater control over operational and commercial risks that we would otherwise assume by subcontracting a significant portion of the scope of work to third parties.

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

Our principal competitors for diving services include Global Industries, Ltd., or Global, Tetra Technologies Inc. (through its wholly-owned subsidiary, Epic Divers & Marine, L.L.C.), or Tetra and Oceaneering International, Inc., as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS.

Our principal competitors for shallow water pipelay services on the Gulf of Mexico OCS include Global, Chet Morrison Contractors, Inc., Bisso Marine Co., Diamond Service Corp., International Offshore Services and several smaller companies. Because shallow water marine construction activities generally are less complex and involve lower capital outlays, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water.

For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., Global, Tetra and several smaller companies. We believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

Internationally, the marine construction industry is comprised of a small number of major international construction companies, government owned or controlled companies and smaller indigenous companies that operate in specific areas.  International contracts are typically awarded on a competitive bid basis and generally have longer lead times than those on the Gulf of Mexico OCS.  Our major competitors internationally are Global, J. Ray McDermott, S.A., Swiber Offshore Construction Pte. Ltd., Protexa S.A. de C.V. and Oceanografia S.A. de C.V.

Employees

As of December 31, 2008, we had approximately 2,000 employees, approximately 70% of whom work offshore and approximately 30% of whom work onshore. As of that date, we also contracted with third parties to provide approximately 300 non-U.S. citizens to work on our foreign-flagged vessels. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe we have a healthy relationship with our employees.

Training and Safety

The safety of our workforce is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an incident and injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who started their careers within the industry working offshore and know firsthand the mental and physical challenges of the offshore and subsea worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs with a constant focus on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite conditions inspections, known as “Hazard Hunts,” are conducted bi-weekly with required “actions by” and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted monthly to assist in face to face communication across the fleet.

Government Regulation

The marine contracting industry is subject to extensive governmental and industry rules and regulations, including those of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Environmental Protection Agency, the MMS, International Safety Management and the U.S. Customs Service.  We comply with the requirements of applicable Classification Societies, including the American Bureau of Shipping, Det Norske Veritas, Lloyd’s Register and Bureau Veritas.  We also support and voluntarily comply with standards of the Association of Diving Contractors International, and the International Marine Contractors Association.  Among the more significant standards we follow are those established by the U.S. Coast Guard, which sets safety standards, authorizes investigations into vessel and diving accidents and recommends improved safety standards. We are required by various other governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our vessels and operations.

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

The Federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws impose strict controls on the discharge of pollutants, including oil and other substances, into the navigable waters of the United States and state waters and impose potential liability for the costs of remediating releases of such pollutants. The controls and restrictions imposed under the Clean Water Act and analogous state laws have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and natural gas into certain coastal and offshore waters. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and impose liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Our vessels routinely carry diesel fuel for their own use. Offshore vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives.

The Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, and comparable state laws contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including current and former owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of or arrange for disposal of hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Neighboring parties and third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the ordinary course of business, we handle hazardous substances. Governmental agencies or third parties could seek to hold us responsible under CERCLA for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited.

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

Risks Relating to Our Business

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions and the condition of the oil and gas industry. Recent disruptions in the credit markets and concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, both of which have contributed to a decline in our stock price and corresponding market capitalization.

Continued market deterioration could also jeopardize the performance of certain counterparty obligations, including those of our insurers, suppliers, customers and financial institutions. Although we monitor the creditworthiness of our counterparties, the current disruptions could lead to sudden changes in the counterparty’s liquidity. In the event any such party fails to perform, our financial results could be adversely affected and we could incur losses and our liquidity could be negatively impacted.

The consequences of a prolonged recession may include a lower level of economic activity, decreased offshore exploration and drilling and increased uncertainty regarding energy prices and the capital and commodity markets. A lower level of offshore exploration and drilling could have a material adverse effect on the demand for our services. In addition, a general decline in the level of economic activity might result in lower commodity prices, which may also adversely affect our revenues. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with any additional financing we may require for future operations.

We have a high level of indebtedness, which could restrict our operations and impair our financial condition.

We have a $675 million five-year senior secured credit facility, consisting of a $350 million term loan and a $300 million revolving credit facility. As of December 31, 2008, we had approximately $315 million of long-term debt, including current maturities.  On January 26, 2009, we borrowed $100 million under our revolving credit facility to fund the $86 million purchase price for the repurchase of shares of our common stock from Helix.  As of February 20, 2009, we had issued and outstanding letters of credit of $13.3 million, and $186.7 million remains available for borrowings under the revolving credit facility.

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

Our business largely depends on offshore exploration, development and production activity in the oil and natural gas industry.

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

Oil and natural gas prices have been at historically high levels until experiencing a sharp decline during the second half of 2008.  The recent volatility in the equity and financial markets have led to increased uncertainty regarding the outlook for the global economy.  This heightened uncertainty, a worldwide decrease in hydrocarbon demand, and a steep decline in commodity prices, have caused many oil and gas companies to curtail planned capital spending, which may negatively affect our operations.  A sustained period of low offshore drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.

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

An element of our business strategy is to expand the scope of our operations in international oil and natural gas producing areas such as the Middle East, Southeast Asia, the Mediterranean, Australia and Latin America. Our operations outside of the United States are subject to risks inherent in foreign operations, including but not limited to:

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

Our continued success depends on our retention of experienced subsea and marine construction professionals at levels that will allow us to serve our business. Our industry has lost a significant number of these professionals over the past several years for a variety of reasons, and it will be important for us to develop a strategy that will allow us to retain and deploy subsea and marine construction professionals capable of performing our available work. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. Unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. Additionally, if the Employee Free Choice Act is enacted, it will be much easier for unions to organize U.S. workforces. If any of these events occurs for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

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

Marine operations conducted in the Gulf of Mexico are typically seasonal and depend, in part, on weather conditions. Historically, we have experienced our lowest vessel utilization rates during the winter and early spring, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, in more competitive market conditions, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. Typically our customers choose to perform most of the Gulf of Mexico work between May and October. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Our original estimates of the costs associated with our qualified turnkey projects and capital projects may be incorrect and result in reduced profitability, losses or cost over-runs on those projects.

Many of our projects are performed on a qualified turnkey basis where a defined work scope is delivered for a fixed price and extra work, which is subject to customer approval, is billed separately. The revenue, cost and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. These variations and risks inherent in the marine construction business may result in our experiencing reduced profitability or losses on projects.  In addition, estimates for capital projects, including recertification costs, may be inadequate, resulting in cost over-runs, due to unknown factors associated with the work to be performed and market conditions.

We are subject to extensive federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our marine construction, intervention, inspection, maintenance and decommissioning operations are subject to extensive laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Due to adverse operating market conditions or unfavorable financing conditions, there may be occasions when certain recertification efforts may be delayed, postponing certain vessel operations temporarily, until more favorable market or cost of capital conditions arise. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations that may, for instance, require us to obtain additional permits, approvals and certificates for proposed projects. Any actual or alleged violation of permit requirements or failure to obtain any required permit could result in restrictions or prohibitions on our operations or criminal sanctions. Alternatively, we may have to incur substantial expenditures to obtain, maintain or renew authorizations to conduct existing projects. If a project is unable to function as planned due to changing requirements or local opposition, we may suffer expensive delays, extended periods of non-operation or significant loss of value in a project. All such costs may have a negative effect on our business, financial condition or results of operations. Failure to comply with such laws and regulations, as interpreted and enforced, could have a material adverse effect on our business, financial condition or results of operations. See Item 1 “Business — Government Regulation.”

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

As of December 31, 2008, Helix owned approximately 57.2% of our common stock, and as of February 20, 2009 Helix owns approximately 50.83% of our common stock. As long as Helix continues to own shares of our common stock representing more than 50% of the total voting power, it will have the ability to direct the election and removal of all members of our board of directors and to exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations involving us, or acquisition or disposition of assets, the incurrence of indebtedness by us, the issuance of any additional common stock or other equity securities by us, the repurchase or redemption of common stock or preferred stock by us and the payment of dividends by us. Similarly, Helix has the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including the power to prevent an acquisition or any other change in control of us. Because Helix’s interests as our controlling stockholder may differ from the interests of our other stockholders, actions taken by Helix with respect to us may not be favorable to such other stockholders.

Prior to the completion of our initial public offering, we entered into a Master Agreement, a Corporate Services Agreement and a number of other agreements with Helix setting forth various matters governing our relationship with Helix while it remains the owner of 50% or more of our common stock. These agreements govern our relationship with Helix and allow Helix to retain control over, among other things, the provision of corporate services to us and our ability to make certain acquisitions or to merge or consolidate or to sell all or substantially all our assets. The rights of Helix under these agreements may allow Helix to delay or prevent an acquisition of us that our other stockholders may consider favorable. We will not be able to terminate these agreements or amend them in a manner we deem more favorable so long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock.

Conflicts of interest may arise between Helix and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Helix and us in a number of areas relating to our past and ongoing relationships. Of our six person board, one of our directors serves as a director and executive officer of Helix and another of our directors serves as a director of Helix. For as long as Helix continues to own shares of our common stock representing more than 50% of the total voting power of our common stock, it will have the ability to direct the election and removal of all the members of our board of directors and to exercise a controlling influence over our business and affairs.

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

•

Intercompany agreements.  Pursuant to agreements we entered into with Helix just prior to the time of our initial public offering, Helix provides us with certain services. Payments for these services allow Helix to fully recover the allocated direct costs of providing these services, plus all out-of-pocket costs and expenses. In addition, we have entered into a number of intercompany agreements covering matters such as tax sharing and our responsibility for certain liabilities previously incurred by Helix for certain of its businesses. We negotiated the original terms of these agreements with Helix in the context of a parent-subsidiary relationship and not as the result of arm’s length negotiations. In addition, conflicts could arise in the interpretations of any extension or renegotiation of these agreements in the future.

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

Helix may sell all or part of the shares of our common stock that it owns or distribute those shares to its stockholders. Sales or distributions by Helix of substantial amounts of our common stock in the public market or to its stockholders could adversely affect prevailing market prices for our common stock. Helix is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock.  Pursuant to a request made by Helix under a registration rights agreement we entered into in connection with our initial public offering, we have filed a shelf registration statement on Form S-3 to register for re-sale all of the shares of our common stock held by Helix.  Helix has publicly announced its intention to explore strategic alternatives with respect to the disposition of our stock held by it.  Depending on the manner in which Helix sells our stock, such a transaction or series of transactions could cause a default under our credit facility or a change of control under our long term incentive stock plan and other agreements.

We will not have control over certain tax decisions and could be liable for income taxes owed by Helix.

Prior to the closing of our initial public offering, we and certain of our subsidiaries were included in Helix’s consolidated group for U.S. federal income tax purposes. In addition, we or one or more of our subsidiaries may be included in the combined, consolidated or unitary tax returns of Helix or one or more of its subsidiaries for foreign, state and local income tax purposes. Under our Tax Matters Agreement with Helix, Helix has the right to prepare and file income tax returns that include us or our subsidiaries if Helix has any responsibility for the taxes shown on such income tax returns. The Tax Matters Agreement grants Helix the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to such income tax returns. This arrangement may result in conflicts of interest between Helix and us. For example, under the Tax Matters Agreement, Helix is able to choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Helix and detrimental to us.  In addition, while Helix is generally responsible for any taxes resulting from its prior asset transfer to us, we have agreed to be responsible for any additional taxes that may result from actions we take.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our Vessels

We currently own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels as well as six shallow water pipelay vessels, one dedicated pipebury barge, one combination pipelay/derrick barge and two derrick barges. Our fleet of diving support vessels comprises 13 surface diving support vessels capable of working in water depths up to 300 feet, and eight saturation diving support vessels that typically work in water depths of 200 to 1,000 feet. Five of our saturation diving support vessels have DP capabilities.  Our ten construction barges have a range of capabilities and perform construction projects primarily in water depths up to 1,000 feet.

The following table provides select information about each of the vessels we own:

Vessel	Flag State	Placed in Service by Cal Dive(1)	Length (Feet)	DP or Anchor Moored
Saturation Diving
DP DSV Eclipse	Bahamas	3/2002	367	DP
DP DSV Mystic Viking	Bahamas	6/2001	253	DP
DP DSV Kestrel	Vanuatu	9/2006	323	DP
DP MSV Texas	Vanuatu	12/2007	341	DP
DP MSV Uncle John	Bahamas	11/1996	254	DP
DSV American Constitution	Panama	11/2005	200	4 point
DSV Cal Diver I	U.S.	7/1984	196	4 point
DSV Cal Diver II	U.S.	6/1985	166	4 point
Surface Diving
DSV American Star	U.S.	11/2005	165	4 point
DSV American Triumph	U.S.	11/2005	164	4 point
DSV American Victory	U.S.	11/2005	165	4 point
DSV Dancer	U.S.	3/2006	173	4 point
DSV Mr. Fred	U.S.	3/2000	166	4 point
DSV Midnight Star	Vanuatu	6/2006	197	4 point
Cal Diver IV	U.S.	3/2001	120	—
Fox	U.S.	10/2005	130	—
Mr. Jack	U.S.	1/1998	120	—
Mr. Jim	U.S.	2/1998	110	—
Polo Pony	U.S.	3/2001	110	—
Sterling Pony	U.S.	3/2001	110	—
White Pony	U.S.	3/2001	116	—
Pipelay/Pipebury
Brave	U.S.	11/2005	275	Anchor
Rider	U.S.	11/2005	260	Anchor
American	U.S.	12/2007	180	Anchor
Lone Star	Vanuatu	12/2007	313	Anchor
Brazos	Vanuatu	12/2007	210	Anchor
Pecos	U.S.	12/2007	256	Anchor
Pipebury
Canyon	Vanuatu	12/2007	330	Anchor
Derrick/Pipelay Combination
Sea Horizon	Vanuatu	12/2007	360	Anchor
Derrick
Atlantic	U.S.	12/2007	420	Anchor
Pacific	U.S.	12/2007	350	Anchor
_______________________
(1) Represents the date Cal Dive placed the vessel in service and not its date of commissioning.

In addition to our saturation diving vessels, we currently own ten portable saturation diving systems.

Pursuant to an agreed final judgment with the DOJ permitting us to complete the Acergy acquisition in November 2005, we agreed to divest ourselves of the Midnight Carrier, the Seaway Defender and a portable saturation diving system. We completed the sale of the portable saturation diving system and the Seaway Defender during 2006, and as of December 31, 2006, the Midnight Carrier was held for sale.  The Midnight Carrier was subsequently sold on January 26, 2007.  In January 2006 we purchased the DLB801 and sold a 50% interest in the vessel to an unaffiliated purchaser that same month.  The vessel was under a 10-year charter lease agreement with the purchaser of the 50% interest, which included an option by the other holder to purchase our 50% interest in the vessel beginning in January 2009.  In December 2007, we agreed to accelerate the option and sold our 50% interest to this party. Fire destroyed Horizon’s Gulf Horizon pipelay/pipebury barge in 2004.  The vessel is inactive in Port Arthur and there are no current plans for its repair.  On April 18, 2008, we completed the sale of the Cal Diver V, the American Diver and the American Liberty.

All of our vessels other than the Sea Horizon are subject to vessel mortgages securing our $675 million credit facility.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facility.”

We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations and in order to maintain our vessels in class under the rules of the applicable class society. For 2008, these costs were $17.7 million.  We defer these costs and amortize over the period until the next regulatory drydock is required, which is generally 30 months. These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

Our Facilities

Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas. Our primary subsea and marine services operations are based in Port of Iberia, Louisiana. All of our facilities are leased except for approximately 6 1/2 acres that we own at our Port of Iberia, Louisiana facility (the remainder of which is leased), and our Port Arthur and Sabine, Texas facilities. The remaining terms of these leases range from less than one to 11 years. Future minimum rentals under these non-cancelable leases are approximately $21.6 million at December 31, 2008, with $3.0 million due in 2009, $3.4 million in 2010, $3.1 million in 2011, $2.8 million in 2012, $2.8 million in 2013 and $6.5 million thereafter. Total rental expense under these operating leases was approximately $8.0 million, $2.3 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table provides select information about our material facilities:

Location	Function	Size
Houston, Texas	Corporate Headquarters, Project	89,000 square feet
Management and Sales Office
Port of Iberia, Louisiana	Operations, Offices and Warehouse	23 acres (Buildings: 68,602 sq. ft.)
Fourchon, Louisiana	Marine, Operations, Living Quarters	10 acres (Buildings: 2,300 sq. ft.)
New Orleans, Louisiana	Sales Office	2,724 sq. ft.
Sabine, Texas	Marine	26 acres (Buildings: 59,000 sq. ft.)
Port Arthur, Texas	Marine, Spool base	23 acres (Building 6,000 sq. ft.)
Singapore	Marine, Operations, Offices,	30,484 sq. ft.
Project Management and Warehouse
Dubai, United Arab Emirates	Sales Office and Warehouse	29,013 sq. ft.
Perth, Australia	Operations, Offices and Project Management	22,970 sq. ft.
Del Carmen, Mexico	Operations, Offices and dock	8,165 sq. ft.
Jakarta, Indonesia	Sales Office and dock	1,733 sq. ft.
Vietnam	Sales Office	603 sq. ft.

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

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed by our subsidiaries.  We believe under the Mexico and United States double taxation treaty that these services are not taxable and the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.  Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on our financial position, results of operation, and cash flows.  Horizon’s 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 through 2004 currently under audit.

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

	Common Stock Price
	High	Low
Fiscal Year 2007
First Quarter	$12.68	$11.83
Second Quarter	$17.54	$12.35
Third Quarter	$18.04	$13.32
Fourth Quarter	$15.33	$11.93
Fiscal Year 2008
First Quarter	$14.04	$9.13
Second Quarter	$15.24	$10.35
Third Quarter	$13.96	$8.86
Fourth Quarter	$9.77	$4.74
Fiscal Year 2009
First Quarter (through February 20)	$7.77	$5.01

As of February 20, 2009, there were approximately 196 registered stockholders of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock for the period from December 14, 2006 (the date our common stock began trading) to December 31, 2008, to the cumulative total stockholder return for (i) the stocks of the S&P 500 Index, (ii) the Philadelphia Oil Service Sector index (“OSX”), a price-weighted index of leading oil service companies, and (iii) a peer group selected by us consisting of the following companies:  Global Industries, Ltd., Oceaneering International, Inc., Superior Energy Services, Inc. and TETRA Technologies, Inc., in each case assuming the investment of $100 on December 14, 2006 and the reinvestment of all dividends.  Superior Offshore International, Inc. was included in the peer group for the performance graph that was contained in our 2007 Form 10-K but has been removed for all years in the graph below as that company filed for protection under the bankruptcy laws and ceased operations in 2008.  The returns of each member of the peer group have been weighted according to its equity market capitalization as of December 31, 2008.  We believe that the members of the peer group provide services and products more comparable to us than the companies included in the OSX.

	Base Date	Years Ended December 31,
	12/14/06	2006	2007	2008
Cal Dive	100	101.6	107.2	52.7
Peer Group Index	100	90.6	125.2	44.6
Oil Service Index	100	92.9	144.3	63.6
S&P 500 Index	100	99.5	104.6	70.5

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
October 1 to October 31, 2008	—
November 1 to November 30, 2008	—
December 1 to December 31, 2008(1)	56,063	$6.32	—	N/A
	56,063	$6.32	—	N/A
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

We have prepared our consolidated and combined financial statements as if Cal Dive International, Inc. had been in existence as a separate company throughout all relevant periods. The consolidated and combined results of operations data and cash flow data and the consolidated and combined balance sheet data presented below were derived from our audited consolidated and combined financial statements and the related notes thereto.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
Results of Operations Data:
Net revenues	$856,906	$623,615	$509,917	$224,299	$125,786
Income from operations	179,711	183,130	185,448	55,253	11,885
Net income per common share (unaudited):
Basic and fully diluted	$1.05	$1.24	$1.91	$0.61(1)	$0.12(1)
Cash dividends declared per common share	$—	$—	$7.42	$—	$—

	December 31,
	2008	2007	2006	2005	2004
					(unaudited)
Balance Sheet Data:
Net property and equipment	$604,242	$562,318	$222,247	$113,604	$76,329
Total assets	1,309,608	1,274,050	452,153	277,884	144,817
Long-term debt, less current maturities	235,000	315,000	201,000	—	—
Total stockholders’ equity	705,697	587,907	157,761	177,783	92,508
______________________
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

Business and Outlook

The recent volatility in the equity and financial markets has led to increased uncertainty regarding the outlook for the global economy.  Due to the deterioration of the credit markets and the ongoing challenges facing many financial institutions, businesses have intensified their focus on liquidity and access to capital.  This heightened uncertainty, a worldwide decrease in hydrocarbon demand, and a steep decline in commodity prices, have caused many oil and gas companies to curtail planned capital spending.  Despite this financial market turmoil, we experienced strong demand for our services as reflected in our third and fourth quarter results.  This demand is in part driven by the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008.  Given the volatility and uncertainty in the macro economic environment, it is difficult to predict to what extent these events will affect our overall activity level in 2009.  Generally, the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and gas production which should drive long-term demand for our services.  However, we do expect  an overall decline in business activity levels in 2009.

Fiscal 2008 Performance

We earned net income of $109.5 million for the year ended December 31, 2008 compared to $105.6 million for the year ended December 31, 2007.  The harsh weather conditions in the Gulf of Mexico experienced in the first quarter of 2008 continued into the first two months of the second quarter of 2008, and adversely impacted our overall U.S. fleet utilization, particularly our construction barges and our surface diving fleet.  However, the majority of the U.S. fleet returned to work offshore in June and our effective vessel utilization increased from 60% during the second quarter to 80% during the third quarter and 82% during the fourth quarter of 2008.  These activity levels in the third and fourth quarters produced record financial performance.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to winter weather conditions in the Gulf of Mexico.  From 2005 through the first three quarters of fiscal 2007, we did not experience the typical seasonal trends in our business due to the impact of hurricanes Ivan, Katrina and Rita in the Gulf of Mexico.  However, beginning in the fourth quarter of 2007, we began to experience a return to customary seasonal conditions as the amount of hurricane-related repair activity decreased.  The seasonal impact on utilization during the first and second quarters of 2008 was considerable due to the weather conditions in the Gulf of Mexico region being harsher than normal while the expected seasonal impact during the fourth quarter of 2008 was largely offset by increased demand in the form of hurricane repair work as a result of hurricanes Gustav and Ike in September 2008.

The following table shows the size of our fleet and effective utilization of our vessels during the past three fiscal years:

	2008		2007		2006
	Number of Vessels (1)	Utilization (2)	Number of Vessels (1) (3)	Utilization (2) (3)	Number of Vessels (1)	Utilization (2)
Saturation Diving	8	87%	7	91%	7	93%
Surface and Mixed Gas Diving	13	64%	16	60%	16	90%
Construction Barges	10	50%	2	91%	2	87%
Entire Fleet	31	64%	25	71%	25	91%
______________________
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

(3) Excludes the nine vessels acquired from Horizon on December 11, 2007.

Results of Operations

Comparison of Years Ended 2008 and 2007

Revenues.  For the year ended December 31, 2008, our revenues increased 37% to $856.9 million, compared to $623.6 million for the year ended December 31, 2007. This increase was a result of revenue contributions from certain Horizon assets acquired in December 2007.  This increase was partially offset by lower vessel utilization related to winter seasonality and harsh weather conditions which continued into May 2008.

Gross profit.  Gross profit for the year ended December 31, 2008 increased 12% to $254.0 million, compared to $227.4 million for the year ended December 31, 2007. This increase was attributable to increased gross profit derived from the Horizon assets mentioned above, offset by the lower vessel utilization referred to above and increased depreciation and amortization.  The utilization impact from continued harsh weather in the Gulf of Mexico during the first five months of 2008 and adverse weather conditions thereafter was compounded by our increased exposure in terms of fleet size following the Horizon acquisition.  Cost of sales related depreciation and amortization increased to $63.3 million for the year ended December 31, 2008 from $39.3 million for the year ended December 31, 2007 due primarily to assets purchased in the Horizon acquisition. Gross margins decreased to 30% for the year ended December 31, 2008 from 36% in the year ended December 31, 2007 due to the factors noted above.

Selling and administrative expenses.  Selling and administrative expenses of $74.5 million for the year ended December 31, 2008 were $26.1 million higher than the $48.4 million incurred in the year 2007 primarily due to the Horizon acquisition, including non-cash amortization of related intangible assets of $3.5 million and one-time integration costs of $1.0 million, increased employee benefit costs and increased information technology costs.  Selling and administrative expenses were 8.7% of revenues for the year ended December 31, 2008, and 7.8% of revenues for the year ended December 31, 2007.

Equity in loss of investment, inclusive of impairment charge.  During 2007, we determined there was an other than temporary impairment in our 40% minority ownership interest in Offshore Technology Solutions Limited, or OTSL, and recorded an impairment charge equal to the carrying value of our investment of $10.8 million.

Net interest expense.  Net interest expense in the year ended December 31, 2008 was $22.3 million as compared to $9.3 million in the year ended December 31, 2007.  The increase in interest expense is related to increased debt assumed in December 2007 in connection with the Horizon acquisition.

Income taxes.  Income taxes were $47.9 million and $57.4 million for the years ended December 31, 2008 and 2007, respectively.  The effective tax rate for the respective periods was 30.4% for 2008 and 35.2% for 2007.  The rate decrease was primarily due to a higher percentage of profits being derived from foreign tax jurisdictions with lower tax rates in 2008.

Net Income.  Net income of $109.5 million for the year ended December 31, 2008 was $3.9 million more than net income of $105.6 million for the year ended December 31, 2007 as a result of the factors described above.

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

Equity in losses of investment, inclusive of impairment charge.  During 2007, we determined that our remaining investment in OTSL was impaired and recorded an impairment charge equal to the carrying value of our remaining investment.  For 2007, equity in losses of investment, inclusive of impairment charge was $10.8 million compared to $0.5 million in 2006.

Net interest income (expense).  Net interest expense in the year ended December 31, 2007 was $9.3 million as compared to net interest income of $163,000 in 2006.  Interest expense in 2007 is related to debt assumed in connection with our initial public offering in December 2006 and the term loan borrowings incurred in late 2007 as a result of the acquisition of Horizon.

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

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility. We intend to use these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund these transactions and achieve our long-term growth objectives. We expect to be able to fund our activities for 2009 with cash flows generated from our operations and available borrowings under our revolving credit facility.

In December 2007, we entered into a five-year $675 million credit facility, which consists of a $375 million term loan and a $300 million revolving credit facility, with certain financial institutions.  The revolving and term loans under this facility mature in December 2012 with quarterly principal payments of $20 million being payable on the term loan.  At December 31, 2008, we had outstanding debt of $315.0 million under this credit facility, $60.6 million of cash on hand and $292.5 million available under our revolving credit facility.  We may pay down or borrow from the revolving credit facility as business needs merit. At December 31, 2008, we had issued and outstanding letters of credit of $7.5 million under our revolving credit facility and $12.8 million on an unsecured basis with another financial institution.  See “Credit Facility.”

In January 2009, we borrowed $100 million under our revolving credit facility to repurchase and retire 13,564,699 shares of our common stock from Helix for $6.34 per share, or $86 million.  The repurchase price of $6.34 per share was based on an approximate 2% discount to the 30-day average trading price as of January 16, 2009.  The remaining $14 million of cash borrowed but not used for the repurchase will be used to fund working capital and other general corporate purposes as needed.  Our credit facility allows the repurchase of our common stock up to $100 million in the aggregate.  As of February 20, 2009, we had outstanding debt of $415 million under our credit facility, $67.3 million cash on hand and $186.7 million available under our credit facility.

We are closely monitoring the relatively recent and ongoing volatility and uncertainty in the financial markets and have intensified our internal focus on liquidity, planned spending and access to capital.  Externally we have also been engaged with our clients and the lending institutions on our credit facility as they have gone through a similar exercise.  While we believe at this stage it is relatively premature to accurately predict to what extent these current events may affect our overall activity levels in 2009; we do expect a decrease in activity as compared to 2008.  To date, we have received no communication from our lenders that they are unable or unwilling to fund any commitments under our revolving credit facility.  Additionally, all participating banks party to our credit facility honored their commitments in January 2009 when we borrowed an additional $100 million to fund the repurchase of our common stock from Helix.  We also have reasonable visibility of our prospective cash flows supported by our backlog and the recent increased demand for our services following hurricanes Gustav and Ike, and believe that cash flows should be sufficient to fund our operations through the end of 2009.

Cash Flows

During the years ended December 31, 2008, 2007 and 2006, we generated positive operating cash flow of approximately $139.9 million, $109.9 million and $86.4, respectively.  We utilized our operating cash flow to fund capital expenditures and recertification costs and to reduce our debt obligations.  For the years ended December 31, 2008, 2007 and 2006, our cash flows are summarized as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash flow from operations:
Net income	$109,499	$105,600	$119,414
Other non-cash income adjustments	101,895	75,080	39,320
Change in accounts receivable and other current assets	4,668	1,191	(43,386)
Change in accounts payable and accrued liabilities	(53,974)	(28,967)	(10,081)
Additions to deferred drydock costs	(15,842)	(22,407)	(18,869)
Other noncurrent, net	(6,341)	(20,552)	41
Total cash flow from operations	139,905	109,945	86,439

Other cash inflows:
Net proceeds from drawdowns on credit facility	61,100	375,000	201,000
Proceeds from initial public offering	—	—	264,401
Net cash transfers from Helix prior to initial public offering	—	—	56,373
Equity investment	—	—	155
Proceeds from sales of assets	2,472	22,587	16,902
Total other cash inflows	63,572	397,587	538,831

Other cash outflows:
Acquisition of businesses, net of cash	—	(137,431)	(100,128)
Capital expenditures	(83,108)	(30,301)	(38,086)
Repayment on credit facility	(121,100)	(301,168)	—
Dividends paid to Helix	—	—	(464,401)
Total other cash outflows	(204,208)	(468,900)	(602,615)

Net increase (decrease) in cash	$(731)	$38,632	$22,655

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Inclusive of accrued costs, total capital expenditures incurred for these activities in 2008 include $17.7 million for recertification costs and $105.2 million relating to vessel improvements, steel and equipment replacement, equipment purchases and operating lease improvements. For 2009, we anticipate capital expenditures, excluding acquisitions, of approximately $53 million for replacements and vessel improvements and $25 million of recertification costs for regulatory drydocks. We also may incur capital expenditures for strategic investments and acquisitions.

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

The credit agreement and the other documents entered into in connection with the credit facility include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts and general intangible assets.  At December 31, 2008, we were in compliance with all debt covenants.

On December 11, 2007, we borrowed $375 million under the term loan and used those proceeds to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire Horizon’s and our existing debt.  We had no borrowings outstanding, and letters of credit totaling $7.5 million to secure performance bonds outstanding, under our revolving credit facility at December 31, 2008.  At December 31, 2008, there was $292.5 million available under the revolving credit facility.

On January 26, 2009, we borrowed $100 million under our revolving credit facility to fund the repurchase of 13,564,699 shares of our common stock from Helix.  As of February 20, 2009, we have $186.7 million available under the revolving credit facility.  We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes as needed.

Contractual and Other Obligations

We lease several facilities and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Total rental expense under these operating leases was approximately $8.0 million, $2.3 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, our contractual obligations for long-term debt and payables and operating leases were as follows:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
	(in thousands)
Long-term tax payable to Helix	$4,529	$1,835	$1,977	$583	$134
Noncancelable operating leases and charters	21,584	2,972	6,436	5,590	6,586
Long-term financing obligations:
Principal	315,000	80,000	160,000	75,000	—
Interest (1)	30,638	12,141	15,315	3,182	—
Interest rate swap	1,725	1,378	347	—	—
Total contractual obligations	$373,476	$98,326	$184,075	$84,355	$6,720
_____________________________
(1) Assumes an interest rate based on three month LIBOR at December 31, 2008 plus a margin of 2.25% and commitment fees of 0.5% on unused portion of revolver.

Off-Balance Sheet Arrangements

As of December 31, 2008, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated and combined financial statements.

Critical Accounting Estimates and Policies

Our accounting policies are described in Note 2 of our consolidated and combined financial statements.  We prepare our financial statements in conformity with U.S. generally accepted accounting principles. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.

Revenue Recognition

We determine the appropriate accounting method for each of our contracts at the beginning of the project and recognize revenue according to the type of contract.  Most of our revenues are derived from contracts that have a short duration. These contracts contain either qualified lump-sum turnkey provisions or provisions for specific time, material and equipment charges, which we bill in accordance with the terms of such contracts. We recognize revenue as it is earned (as described below) at estimated collectible amounts.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms.  Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion.  In determining whether a contract should be accounted for using the percentage-of-completion method, we follow the guidelines of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects.

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

Although we constantly seek to improve our ability to estimate contract costs and profitability, adjustments to total contract costs due to unanticipated events could be significant in future periods.

Property and Equipment

We record our property and equipment at cost.  We depreciate our assets primarily on the straight-line method over their estimated useful lives. Our estimates of useful lives of our assets are as follows: vessels — 15 to 20 years; portable saturation diving systems, machinery and equipment — five to 10 years; and buildings and leasehold improvements — four to 20 years. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the vessel’s remaining economic useful life. We expense the costs of repairs and maintenance which do not materially prolong the useful life of the property and equipment as incurred. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

The accounting rules generally accepted in the United States of America require us to continually monitor our business and the business environment to determine if an event has occurred that indicates that property and equipment may be impaired. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. Our marine vessels are assessed on a vessel by vessel basis. If it is determined that an impairment has occurred, we write down the asset to its fair value and recognize a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on management’s estimate of discounted cash flows the asset will generate in the future. We recorded no impairment charges to property and equipment in 2008, 2007 and 2006.

Recertification Costs and Deferred Drydock Charges

Our vessels are required by regulation to be recertified after certain periods of time. Typically, these recertification costs are incurred while the vessel is in drydock. We defer and amortize drydock and related recertification costs over the length of time for which we expect to receive benefits from the drydock and related recertification, which is generally 30 months. Vessels are typically available to earn revenue for the 30-month period between drydock and related recertification processes. A drydock and related recertification process typically lasts one to two months, a period during which the vessel is not available to earn revenue. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

Goodwill and Other Intangible Assets

Goodwill is not amortized; instead, it is tested for impairment annually.  In certain circumstances, we also test for impairment of goodwill between annual tests, including but not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, emergence of unanticipated competition, or loss of key personnel.  We test for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present.

Our goodwill impairment test is based on our single operating unit and reporting unit structure, and involves a comparison of our estimated fair value with our carrying amount, including goodwill.  An impairment loss generally would be recognized if the carrying amount of our net assets exceeds our estimated fair value.  Our fair value is calculated by a combination of the discounted cash flow method and other market methods.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow and other market models to forecast operating cash flows, including projected revenue growth, operating profit margin percentages, tax rates, capital spending, discount rate, and terminal values. A variance in forecasted cash flows or in the assumed discount rate could have a significant effect on our impairment test in future periods.  Our estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions and offshore exploration, development and production activity in the oil and natural gas industry.  Any changes in such factors may negatively affect our business and result in a future goodwill impairment.

We completed our annual goodwill impairment test as of November 1, 2008, and goodwill was not impaired.  We will continue to test our goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce our fair value below its carrying amount.

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

Our most significant judgments on tax related matters include, but are not limited to, tax valuation allowances and uncertain tax positions.  These matters involve the exercise of significant judgment which could change and materially impact our financial condition or results of operations.  The realization of our deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered.  In evaluating our valuation allowance, we consider the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions, the latter two of which involve the exercise of significant judgment.  Changes to our valuation allowance could materially impact our results of operations.  We have liabilities for unrecognized tax benefits related to uncertain tax positions connected with ongoing examinations and open tax years.  Changes in our assessment of these liabilities may require us to increase the liability and record additional tax expense or reverse the liability and recognize a tax benefit which would positively or negatively impact our effective tax rate.

We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

Prior to December 14, 2006, our operations were included in a consolidated federal income tax return filed by Helix. For financial reporting purposes, our provision for income taxes has been computed on the basis that we have completed and filed separate federal income tax returns for all periods presented.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to record accounts receivable at their net realizable value.  A significant amount of judgment is involved in recording and making adjustments to this reserve.  Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies.  Depending on how these issues are resolved, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required.

Loss Contingencies

We accrue loss contingency reserves when our assessments indicate that it is probable that a liability has been incurred and an amount can be reasonably estimated. Estimates of our liabilities are based on an evaluation of potential outcomes and currently available facts.  We attempt to resolve these matters through settlements, mediation and arbitration proceedings when possible.  Actual results may differ from our estimates, and our estimates can be revised in the future, either negatively or positively, depending upon actual outcomes or changes in expectations based on the facts surrounding each matter.

Recently Issued Accounting Principles

See Note 2 of our consolidated and combined financial statements under Recently Issued Accounting Principles.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks we are exposed are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk.  At December 31, 2008, we had $315 million of variable-rate debt outstanding under our credit facility.  Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  To reduce the impact of this market risk, in April 2008 we entered into a two-year interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments to fixed-rate interest payments.  This interest rate swap effectively fixes our variable interest payments made on $100 million of our variable-rate term loan, or 32% as of December 31, 2008, at 4.88%.  The impact of this market risk is estimated using a hypothetical increase and decrease in interest rates by 100 basis points (in thousands):

		Increase of 100 Basis Points in Interest Rates		Decrease of 100 Basis Points in Interest Rates
	Fair Value	Fair Value	Impact on Annual Interest Expense	Fair Value	Impact on Annual Interest Expense
Impact of interest rate change on variable-rate debt:
December 31, 2008	$315,000	$315,000	$3,399	$315,000	$(3,399)
December 31, 2007	375,000	375,000	3,800	375,000	(3,800)

Impact of interest rate change on interest rate swap liability:
December 31, 2008	$1,725	$438	$(1,287)	$2,903	$1,178
December 31, 2007	—	—	—	—	—

Hypothetical net impact on annual interest expense:
December 31, 2008			$2,112		$(2,221)
December 31, 2007			3,800		(3,800)

Foreign Currency Exchange Rate Risk.  We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates.  Although the vast majority of our business is transacted in U.S. dollars, we transact some business in Euro-dollars, Mexican pesos, Singapore dollars, and Australian dollars, among others.  Historically, foreign currency exchange rate risk has not been material to our business.  As we continue to grow our international operations, foreign currency exchange rate risk may become more significant and we may mitigate our foreign currency risk with foreign currency derivative instruments in the future.

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cal Dive International, Inc.

We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated and combined results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated and combined financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal Dive International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 20, 2009

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$60,556	$61,287
Accounts receivable -
Trade, net of allowance for doubtful accounts of $4,604 and $1,400, respectively	167,714	210,813
Contracts in progress	56,764	48,458
Helix, net	54,944	—
Income tax receivable	—	11,142
Deferred income taxes	5,562	8,246
Other current assets	23,597	19,744
Total current assets	369,137	359,690

Property and equipment	739,337	654,281
Less - Accumulated depreciation	(135,095)	(91,963)
	604,242	562,318

Other assets:
Goodwill	292,469	284,141
Deferred drydock costs	24,784	27,075
Other assets, net	18,976	40,826
Total assets	$1,309,608	$1,274,050

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,440	$107,117
Advanced billings on contracts	10,958	15,121
Current maturities of long-term debt	80,000	60,000
Payable to Helix, net	—	8,403
Income tax payable	14,900	—
Accrued liabilities	58,995	63,687
Total current liabilities	242,293	254,328

Long-term debt	235,000	315,000
Long-term payable to Helix	2,695	5,756
Deferred income taxes	116,790	109,028
Other long term liabilities	7,133	2,031
Total liabilities	603,911	686,143

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, Issued and outstanding: 107,498 and 105,159 shares, respectively	1,075	1,051
Capital in excess of par value of common stock	488,841	479,236
Retained earnings	217,119	107,620
Accumulated other comprehensive income	(1,338)	—
Total stockholders’ equity	705,697	587,907
Total liabilities and stockholders’ equity	$1,309,608	$1,274,050

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Net revenues	$856,906	$623,615	$509,917
Cost of sales	602,899	396,217	287,387
Gross profit	254,007	227,398	222,530
Gain on sale of assets	204	4,125	349
Selling and administrative expenses	74,500	48,393	37,431
Income from operations	179,711	183,130	185,448
Equity in losses of investment, inclusive of impairment charge	—	(10,841)	(487)
Net interest and other (expense) income	(22,285)	(9,259)	163
Income before income taxes	157,426	163,030	185,124
Provision for income taxes	47,927	57,430	65,710
Net income	$109,499	$105,600	$119,414
Net income per common share:
Basic and fully-diluted	$1.05	$1.24	$1.91
Weighted average shares outstanding:
Basic	104,455	84,853	62,600
Fully-diluted	104,661	84,978	62,600

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated and Combined Statements of Stockholders’ Equity

(in thousands)

	Helix’s Net Investment	Common Stock, $.01 par value	Capital in Excess of Par	Retained Earnings	Other Compre-hensive Income	Unearned Compensa-tion	Total Stockholders’ Equity
Balances at December 31, 2005	$ 179,681	$ —	$ —	$ —	$ —	$ (1,898)	$ 177,783
Reversal of unearned compensation	(1,898)					1,898	—
Amortization of stock grants in Helix’s stock plan	2,930						2,930
Net income prior to IPO	117,394						117,394
Capital contributions by Helix prior to IPO	121,157						121,157
Cash transfers to Helix prior to IPO	(64,784)						(64,784)
Contributed capital related to Helix deferred tax asset	1,261						1,261
Dividends to Helix	(464,401)						(464,401)
Capitalization of Cal Dive International, Inc.	108,660	615	(109,275)				—
Stock-based compensation plans		6	(6)				—
Net proceeds from IPO		222	264,179				264,401
Net income subsequent to IPO				2,020			2,020
Balances at December 31, 2006	—	843	154,898	2,020	—	—	157,761
Stock compensation expense			3,387				3,387
Stock issuance		203	321,747				321,950
Restricted stock grants		5	(5)				—
Other			(791)				(791)
Net income				105,600			105,600
Balances at December 31, 2007	—	1,051	479,236	107,620	—	—	587,907
Comprehensive income:
Net income				109,499			109,499
Foreign currency translation adjustment					(216)		(216)
Unrealized loss from cash flow hedge (net of income tax of $603)					(1,122)		(1,122)
Comprehensive income							108,161
Stock-based compensation plans		24	9,605				9,629
Balances at December 31, 2008	$ —	$ 1,075	$ 488,841	$217,119	$ (1,338)	$ —	$ 705,697

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$109,499	$105,600	$119,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,195	40,698	24,515
Stock compensation expense	6,021	3,387	2,930
Equity in losses of investment, inclusive of impairment charge	—	10,841	487
Deferred income tax expense	24,883	24,279	11,737
Gain on sale of assets	(204)	(4,125)	(349)
Changes in operating assets and liabilities:
Accounts receivable, net	6,838	(4,415)	(38,105)
Billings in excess of costs	(4,163)	14,665	—
Other current assets	(2,170)	5,606	(5,281)
Deferred drydock costs	(15,842)	(22,407)	(18,869)
Accounts payable and accrued liabilities	(49,811)	(43,632)	(10,081)
Other noncurrent, net	(6,341)	(20,552)	41
Net cash provided by operating activities	139,905	109,945	86,439
Cash Flows From Investing Activities:
Capital expenditures	(83,108)	(30,301)	(38,086)
Acquisition of businesses, net of cash acquired	—	(137,431)	(100,128)
Proceeds from sales of property	2,472	22,587	16,902
Equity investment	—	—	155
Net cash used in investing activities	(80,636)	(145,145)	(121,157)
Cash Flows From Financing Activities:
Draws on credit facility	61,100	375,000	201,000
Repayments on credit facilities and debt	(121,100)	(301,168)	—
Proceeds from initial public offering	—	—	264,401
Dividends paid to Helix	—	—	(464,401)
Cash transfers from Helix for investing activities	—	—	121,157
Cash transfers to Helix from operating activities	—	—	(64,784)
Net cash provided by (used in) financing activities	(60,000)	73,832	57,373
Net increase (decrease) in cash and cash equivalents	(731)	38,632	22,655
Cash and cash equivalents:
Balance, beginning of year	61,287	22,655	—
Balance, end of year	$60,556	$61,287	$22,655
Supplemental cash flow information:
Interest paid	$21,267	$10,352	$—
Income taxes paid (refunded), net	$(2,687)	$44,864	$—

The accompanying notes are an integral part of these consolidated and combined financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements

1.   Organization and Basis of Presentation

We are a marine contractor headquartered in Houston, Texas.  We provide manned diving, pipelay and pipe burial, platform installation and platform salvage services to a diverse customer base in the offshore oil and natural gas industry.  These complementary services offer an integrated solution to our customers, especially for complex subsea projects.  The footprint of our global operations includes the Gulf of Mexico Outer Continental Shelf, or OCS, the Northeastern U.S., Latin America, Southeast Asia, Australia, the Middle East, India and the Mediterranean. We currently own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

Prior to December 14, 2006, we were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”). On February 27, 2006, Helix announced a plan to transfer its shallow water marine contracting business into a separate company. As part of the plan, on December 11, 2006, Helix and its subsidiaries contributed and transferred to us all of the assets and liabilities of the shallow water marine contracting business, and on December 14, 2006 we, through an initial public offering (“IPO”), issued approximately 22.2 million shares of common stock representing approximately 27% of our common stock. Following the contribution and transfer by Helix, we owned and operated a diversified fleet of 26 vessels, including 23 surface and saturation diving support vessels capable of operating in water depths of up to 1,000 feet, as well as three shallow water pipelay vessels.  As of December 31, 2008 and December 31, 2007, Helix owned approximately 57.2% and 58.5%, respectively, of our common stock.  On January 28, 2009 we repurchased and retired 13,564,669 shares of our common stock from Helix for $6.34 per share, or $86 million, and as of February 20, 2009 Helix owns 47,942,022 shares, or 50.83%, of our common stock.

On December 11, 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  We issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Notes 4 - “Acquisitions” and 7 - “Long-term Debt.”

From January 1, 2006 to December 14, 2006, the date of our IPO, these consolidated and combined financial statements reflect the financial position and results of the shallow water marine contracting business of Helix and have been prepared using the historical basis in the assets and liabilities and the historical results of operations and cash flows for this segment as carved out of the accounts of Helix and as though the shallow water marine contracting business had been a separate stand-alone company. The shallow water marine contracting business of Helix operated within Helix’s corporate cash management program and all excess cash was transferred to Helix prior to the IPO. Net cash flows provided by the operating activities and net cash flows used in investing activities are presented as cash transfers to Helix under cash flows from financing activities in the consolidated and combined statements of cash flows and as changes to the balances in total stockholders’ equity in the consolidated and combined statements of changes in stockholders’ equity for the year ended December 31, 2006.

For purposes of financial statement presentation, the costs of certain administrative and operational services of Helix have been allocated to us based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. See Note 3 — “Related Party Transactions.”

2.   Summary of Significant Accounting Policies

Principles of Consolidation and Combination

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany transactions.  Prior to December 14, 2006, the consolidated and combined financial statements include the shallow water marine contracting business of Helix.  Our financial statements for prior periods include reclassifications that are made to conform the current year presentation.  These reclassifications did not impact our reported net income or stockholders’ equity.

We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity.  The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment.  We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns.  We use the cost method of accounting where we are unable to exert significant influence over the entity.

Use of Estimates

The preparation of consolidated and combined financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated and combined financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, equity investments, intangible assets and goodwill, property and equipment, income taxes, workers’ compensation insurance, expected costs to complete construction projects and contingent liabilities. In making judgments about the estimated carrying values of assets and liabilities, we use our historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates may be revised from time to time with changes in experience or in assumptions, and actual results may differ from those estimates.

Revenue Recognition

We recognize revenue according to the type of contract. Most of our revenues are derived from contracts that have a short duration. These contracts contain either qualified lump-sum provisions or provisions for specific time, material and equipment charges, which are billed in accordance with the terms of such contracts. We recognize revenue as it is earned at estimated collectible amounts.

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

The asset “contracts in progress” represents revenues from time, materials and equipment contracts for work performed during the period that has not yet been invoiced and costs and estimated earnings recognized as revenue on the percentage-of-completion method in excess of amounts billed as determined on an individual contract basis.  The liability “advance billings on contracts” represents amounts billed in excess of costs and estimated earnings recognized as revenue on the percentage-of-completion method on an individual contract basis. All amounts included in contracts in progress at December 31, 2008 are expected to be billed and collected within one year.  The following is a summary of the components of contracts in progress (dollars in thousands):

	December 31,
	2008	2007
Unbilled revenue from time, material and equipment contracts	$30,077	$8,775
Revenue recognized on the percentage-of-completion method in excess of amounts billed	26,687	39,683
	$56,764	$48,458

Cash and Cash Equivalents

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months. Prior to December 14, 2006, all cash transactions were settled and managed through Helix bank accounts and related facilities.

Accounts Receivable and Allowance for Uncollectible Accounts

We establish an allowance for uncollectible accounts receivable based on historical experience and any specific customer collection issues that we have identified. Uncollectible accounts receivable are charged to expense when a settlement is reached for an amount that is less than the outstanding balance, or when we have determined the accounts receivable will not be collected.  Provision for uncollectible accounts were $4.1 million, $2.2 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Retention is not immediately collectible under the retainage provisions of our contracts.  The following amounts represent retainages on contracts:

	December 31,
	2008	2007
Retainages expected to be collected within one year	$18,481	$24,610
Retainages expected to be collected after one year	—	14,635
Total retainages	$18,481	$39,245

We have included in accounts receivable - trade retainages expected to be collected within one year.  Retainages expected to be collected after one year are included in other assets.

Property and Equipment

Property and equipment are recorded at cost. We depreciate our assets primarily on the straight-line method over their estimated useful lives. Depreciation expenses were $46.0 million, $24.1 million and $16.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. The following is a summary of the components of property and equipment (dollars in thousands):

	Estimated	December 31,
	Useful Life	2008	2007
Vessels	15 to 20 years	$593,465	$556,136
Portable saturation diving systems, machinery and equipment	5 to 10 years	112,360	76,435
Buildings, leasehold improvements and other	4 to 20 years	33,512	21,710
Total property and equipment		$739,337	$654,281

The cost of repairs and maintenance is charged to operations as incurred, while the cost of improvements is capitalized and depreciated over the useful life of the asset. Total repair and maintenance charges were $17.6 million, $13.7 million and $16.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.  When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income.

For long-lived assets to be held and used, excluding goodwill, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset at the lowest level for which identifiable cash flows exist. Our marine vessels are assessed on a vessel by vessel basis. If it is determined that an impairment has occurred, we write down the asset to its fair value and recognize a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future. We recorded no impairment charges in 2008, 2007 and 2006.

Assets are classified as held for sale and included in other current assets when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. At December 31, 2008 and 2007, we had no assets held for sale.

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

As of December 31, 2008 and 2007, capitalized deferred drydock and related recertification costs totaled $24.8 million and $27.1 million, respectively. During the years ended December 31, 2008, 2007 and 2006, drydock amortization expense was $19.9 million, $15.4 million and $7.1 million, respectively.

Goodwill and Other Intangible Assets

Goodwill is not amortized; instead, it is tested for impairment annually.  In certain circumstances, we are also required to test for impairment of goodwill between annual tests, including but not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, emergence of unanticipated competition, or loss of key personnel.  We test for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present.

Our goodwill impairment test is based on our single operating unit and reporting unit structure, and involves a comparison of our estimated fair value with our carrying amount, including goodwill.  An impairment loss generally would be recognized if the carrying amount of our net assets exceeds our estimated fair value.  Our fair value is calculated by a combination of the discounted cash flow method and other market methods.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow and other market models to forecast operating cash flows, including projected revenue growth, operating profit margin percentages, tax rates, capital spending, discount rate, and terminal values.

At December 31, 2008 and 2007, we had goodwill of $292.5 million and $284.1 million, respectively. We completed our annual goodwill impairment test as of November 1, 2008, and goodwill was not impaired. We will continue to test our goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill are as follows:

Balance December 31, 2006	$26,666
Horizon acquisition adjustment	257,340
Tax and other adjustments	135
Balance December 31, 2007	284,141
Finalization of Horizon purchase price allocation	8,328
Balance December 31, 2008	$292,469

A summary of other intangible assets, net, is as follows (in thousands):

	As of December 31, 2008		As of December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Contract backlog	$2,960	$(1,330)	$2,960	$(387)
Customer relationships	6,758	(2,294)	6,758	(1,034)
Non-compete agreements	3,000	(3,000)	3,000	(169)
Trade name	490	(74)	490	(3)
Total	$13,208	$(6,698)	$13,208	$(1,593)

Total amortization expenses for intangible assets for the years ended December 31, 2008, 2007, and 2006 was $5.1 million, $1.1 million and $0.5 million, respectively.  A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,
2009	$2,592
2010	1,143
2011	1,143
2012	1,110
2013	455

Loss Contingencies

We recognize liabilities for contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.  Where the most likely outcome of a contingency can be reasonably estimated, we accrue a liability for that amount.  Where the most likely outcome cannot be estimated, a range of potential losses is established and if no one amount in that range is more likely than any other, the low end of the range is accrued.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we recognize income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of its assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes. We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the consolidated and combined financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The impact of the adoption of FIN 48 was immaterial to our consolidated and combined financial position, results of operations and cash flows.  As of December 31, 2008, we had $5.4 million of unrecognized tax benefits, interest and penalties.

Stock-Based Compensation Plans

We measure restricted stock awards at fair value on the date they are granted to employees and recognize compensation cost in our financial statement over the requisite service period.  We use the Black-Scholes fair value model to measure compensation cost for our employee stock purchase plan.

Interest Rate Swap and Hedging Activities

To reduce the impact of changes in interest rates on our variable rate term loan, in April 2008 we entered into a two-year interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 4.88%.  This interest rate swap qualifies as a cash flow hedge under hedge accounting.  At December 31, 2008, the interest rate swap had a fair value of $1.7 million, of which $1.4 million is recorded as current accrued liabilities and $0.3 million is recorded as other long-term liabilities.  Based on future 3-month LIBOR interest rate curves as of December 31, 2008, $0.9 million of our unrealized loss from our interest rate swap recorded in other comprehensive income at December 31, 2008 would be reclassified into earnings within the next 12 months.

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

Our Relationship with Helix

Certain management, administrative and operational services of Helix have been shared between us and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs included in our consolidated and combined statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided. Pursuant to the Corporate Services Agreement between Helix and us, we are required to utilize these services from Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock or earlier, if mutually agreed between Helix and us.  We believe the assumptions underlying the consolidated and combined financial statements are reasonable. However, the effect of these assumptions, the separation from Helix and our operating as a stand-alone public entity could impact our results of operations and financial position prospectively by increasing expenses in areas that include insurance and claims management and the related cost of insurance, as well as general overall purchasing power.

Recently Issued Accounting Principles

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Our adoption of SFAS 161 effective December 31, 2008 did not have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  This FSP requires unvested share-based payment awards containing non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of basic earnings per share, or EPS, according to the two-class method.  The effective date of FSP EITF 03-6-1 is for fiscal years beginning after December 15, 2008 and requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of this FSP.  FSP EITF 03-6-1 does not permit early application.  This FSP slightly increases basic and fully diluted outstanding shares used in our EPS calculation, which has no impact on reported basic and fully diluted EPS of $1.91 and $1.24 for the years ended December 31, 2006 and 2007, respectively, and lowers basic and fully diluted EPS from $1.05 to $1.03 for the year ended December 31, 2008.

3.   Related Party Transactions

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $112.3 million, $53.6 million and $20.0 million in 2008, 2007 and 2006, respectively.  Helix provided ROV services to us and we recognized operating expenses of $23.6 million, $7.3 million and $6.1 million in 2008, 2007 and 2006, respectively.  These services were performed at prevailing market rates.

Helix has provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services; (iii) information systems, network and communication services; (iv) employee benefit services (including direct third party group insurance costs and 401(k) contribution matching costs discussed below); and (v) corporate facilities management services. Total allocated costs from Helix for such services were approximately $3.7 million, $3.6 million and $16.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.  These costs have been allocated based on headcount, work hours and revenues, as applicable.

Included in these costs for 2006 are costs related to the participation by our employees in Helix employee benefit plans, including employee medical insurance and a defined contribution 401(k) retirement plan.  These costs are recorded as a component of operating expenses and were approximately $5.8 million for the year ended December 31, 2006. Helix’s defined contribution 401(k) retirement plan and our cost related to our employees’ participation are further disclosed in Note 12 - “Employee Benefit Plans.” In January 2007, we began paying directly for our own employee medical insurance and 401(k) contribution costs and there were no allocations for these costs in 2007 or 2008.

We have provided to Helix operational and field support services including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources services. Total allocated costs to Helix for such services were $3.4 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively.  We no longer provide these services to Helix and no costs were allocated to Helix for the year ended December 31, 2008.  Historically, these costs have been allocated based on headcount, work hours and revenues, as applicable.

In contemplation of our IPO, we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.

Pursuant to the Tax Matters Agreement, for a period of up to ten years, we are required to make aggregate payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction.  As of December 31, 2008, the current and long-term tax benefits payable to Helix were $1.8 million and $2.7 million, respectively.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash periodically.  During 2008, we paid Helix $8.4 million and Helix paid us $11.2 million to settle the amounts payable to and receivable from Helix. At December 31, 2008 the net current amount due from Helix was $54.9 million.  We agreed to a payment schedule with Helix, pursuant to which Helix paid approximately $21.1 million of the amount due to us in January 2009, with the remaining $33.8 million scheduled to be paid on periodic dates by May 2009.

On January 28, 2009, we repurchased and retired 13,564,669 shares of common stock from Helix for $6.34 per share, or $86 million.  The repurchase price was based on an approximate 2% discount to the 30-day average trading price as of January 16, 2009, and was funded from borrowings under our $300 million revolving credit facility.  See Footnote 7 — “Long Term Debt.”

4.   Acquisitions

Horizon Offshore, Inc.

To expand our marine construction capabilities, on December 11, 2007, we acquired 100% of Horizon, a marine construction services company headquartered in Houston, Texas.  The acquisition added nine vessels to our fleet, including four pipelay/pipebury barges, one combination pipelay/pipebury barge, two derrick barges, one dedicated pipebury barge and one DSV, operating in the U.S. Gulf of Mexico, the Northeastern U.S., Latin America, the Middle East, Southeast Asia, and the Mediterranean. Under the terms of the merger, each share of Horizon common stock, par value $0.00001 per share was converted into the right to receive $9.25 in cash and 0.625 shares of our common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  We issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our $675 million credit facility, which consists of a $375 million senior secured term loan and a $300 million senior secured revolving credit facility.  See Footnote 7 - “Long-term Debt.”

The aggregate purchase price, including transaction costs of $7.7 million, was approximately $630 million, consisting of $308 million of cash and $322 million of stock, based on the weighted-average price of our common stock for a five-day period beginning two trading days before the announcement of the merger.  We also assumed and repaid approximately $104 million in Horizon debt, including accrued interest and prepayment penalties, and acquired $171 million of cash.

The Horizon acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the excess being recorded as goodwill.  The final valuation of net assets was completed in the fourth quarter of 2008.  The results of net acquired assets are included in the accompanying consolidated and combined statement of operations since the date of purchase.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$170,607
Other current assets	164,664
Property and equipment	336,147
Other long-term assets	15,133
Goodwill	265,668
Intangible assets	9,510
Total assets acquired	961,729
Current liabilities	(184,678)
Deferred income taxes	(59,322)
Long-term debt	(87,641)
Other non-current liabilities	(100)
Total liabilities assumed	(331,741)
Net assets acquired	$629,988

The following unaudited pro forma combined operating results of us and Horizon for the years ended December 31, 2007 and 2006 are presented as if the acquisition had occurred on January 1, 2006 (in thousands):

	Year Ended December 31,
	2007	2006
Pro forma revenue	$1,004,595	$1,040,978
Pro forma net income	92,361	176,982
Pro forma basic net income per common share	$0.89	$2.12
Pro forma diluted net income per common share	$0.89	$2.12
Pro forma shares used in calculation:
Basic	103,985	82,899
Diluted	104,110	82,899

For the years ended December 31, 2007 and 2006, we recorded revenues of $47.5 million and $16.2 million, respectively, related to services provided to Horizon. We have eliminated the sales and related operating expenses between us and Horizon in the pro forma operating results.  In addition, the pro forma operating results reflect adjustments for the increases in depreciation related to the “step-up” of the acquired assets to their fair value and to reflect depreciation calculations under the straight-line method instead of the units-of-production method used by Horizon. Pro forma results include the amortization of identifiable intangible assets. We estimated interest expense based upon increases in long-term debt to fund the cash portion of the purchase price at estimated annual interest rate of 7.55% and 7.45% for the years ended December 31, 2007 and 2006, respectively, based upon the terms of the new term loan of three month LIBOR plus 2.25%. The pro forma adjustment to income tax reflects the statutory federal and state income tax impacts of the pro forma adjustments to our pretax income with an applied tax rate of 35%. Pro forma weighted average shares outstanding have been adjusted to reflect the conversion of Horizon’s outstanding common stock to shares of our common stock (at a rate of one Horizon share for 0.625 CDI share) assuming the transaction was consummated at the beginning of the period presented. The unaudited pro forma combined results of operations are not indicative of the actual results had the acquisition occurred on January 1, 2006 or of future operations of the combined companies.

Fraser Diving International Ltd (“FDI”) Business

To expand our international operations, in July 2006, we acquired the business of Singapore-based Fraser Diving International Ltd for an aggregate purchase price of approximately $29.3 million.  The acquisition included six portable saturation diving systems and 15 surface diving systems that operated primarily in the Middle East, Southeast Asia and Australia. The acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The results of net assets acquired are included in the accompanying consolidated and combined statements of operations since the date of purchase.

Acergy (formerly known as Stolt Offshore) Business

In April 2005, Helix entered into an agreement to acquire the diving and shallow water pipelay assets of Acergy that operate in the waters of the Gulf of Mexico and Trinidad. The transaction included seven diving support vessels, two diving and pipelay vessels, a portable saturation diving system, various general diving equipment and Louisiana operating bases at the Port of Iberia and Fourchon. In October 2005, Helix received clearance from the U.S. Department of Justice to close the asset purchase subject to the divestiture of two diving support vessels and a portable saturation diving system from the combined asset package acquired through this transaction and the Torch acquisition in 2005.  Accordingly, Helix disposed of one diving support vessel and a portable saturation diving system prior to December 31, 2006.  We disposed of the remaining diving support vessel in January 2007, which was included in assets held for sale totaling $0.7 million as of December 31, 2006. On November 1, 2005, Helix purchased the Acergy diving assets operating in the Gulf of Mexico. Helix acquired one of the two diving and pipelay vessels in January 2006 and the other in March 2006.  The Acergy acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their fair values, and the excess of $11.7 million being recorded as goodwill. The final valuation of net assets was completed in the second quarter of 2006. The total transaction value for all of the assets was approximately $124.3 million.  The results of the acquired assets are included in the accompanying consolidated and combined statements of operations since the date of purchase.

5.   Equity Investment

Prior to January 2009, we had a 40% minority ownership interest in Offshore Technology Solutions Limited, or OTSL, which provides marine construction services to the oil and gas industry in and around Trinidad and Tobago.  We accounted for our interest in OTSL under the equity method of accounting, as we did not have voting or operational control of OTSL and were not allocated a majority of OTSL’s losses.

During 2007, we determined that there was an other than temporary impairment in OTSL and the full value of our investment was impaired.  We recorded equity losses in OTSL of $10.8 million, inclusive of the impairment charge, and $0.5 million for the fiscal years ended December 31, 2007, and 2006, respectively. We sold our equity interest in OTSL to a third party in January 2009 for $400,000.

6.   Details of Certain Accounts

Other current assets consisted of the following as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Insurance claims to be reimbursed	$7,840	$7,039
Prepaid expenses	7,246	6,757
Supplies and spare parts inventory	2,776	3,109
Other receivables	5,643	2,366
Other	92	473
Other current assets	$23,597	$19,744

Other long-term assets, net, consisted of the following as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Intangible assets with definite lives, net	$6,510	$11,615
Contract receivables	—	14,635
Deferred financing costs	4,689	5,789
Equipment deposits and other	7,777	8,787
	$18,976	$40,826

Accrued liabilities consisted of the following as of December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Accrued payroll and related benefits	$19,636	$18,709
Insurance claims to be reimbursed	7,840	7,039
Accrued severance	—	14,786
Accrued insurance	10,054	7,077
Other	21,465	16,076
	$58,995	$63,687

7.   Long-term Debt

In December 2007, we entered into a secured credit facility with certain financial institutions, consisting of a $375 million term loan, and a $300 million revolving credit facility. This credit facility replaced the revolving credit facility we entered into in November 2006 prior to our initial public offering.  On December 11, 2007, we borrowed $375 million under the term loan to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire our and Horizon’s existing debt.  As of December 31, 2008, we had outstanding debt of $315 million under this credit facility.  The interest rate on the $315 million outstanding under the term loan was LIBOR plus 2.25% (3.69%) at December 31, 2008. We had no outstanding borrowings under the revolving credit facility at December 31, 2008, and $292.5 million was available under the revolving credit facility. At December 31, 2008, $7.5 million of this facility was used to support letters of credit.

The term loan and the revolving loans may consist of loans bearing interest in relation to the Federal Funds Rate or to the lenders’ base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as Eurodollar Rate Loans, in each case plus an applicable margin.  The margins on the revolving loans range from 0.75% to 1.50% on Base Rate Loans and 1.75% to 2.50% on Eurodollar Rate Loans. The margins on the term loan are 1.25% on Base Rate Loans and 2.25% on Eurodollar Rate Loans.  The revolving loans and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan beginning June 30, 2008. We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty. In addition, a commitment fee ranging from 0.375% to 0.50% will be payable on the portion of the lenders’ aggregate commitment which from time to time is not used for a borrowing or a letter of credit. Margins on the revolving loans and the commitment fee will fluctuate in relation to our consolidated leverage ratio as provided in the credit agreement.

Aggregate maturities of principal amounts under our credit facility for each year through maturity are as follows (in thousands):

2009	$80,000
2010	80,000
2011	80,000
2012	75,000
$315,000

On January 26, 2009, we borrowed $100 million under our revolving credit facility to fund the repurchase of 13,564,699 shares of our common stock from Helix.

The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants that we consider customary for this type of transaction. The covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement requires us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts and general intangible assets.  At December 31, 2008, we were in compliance with all debt covenants.

In November 2006, we entered into a five-year $250 million revolving credit facility with certain financial institutions. During December 2006, we borrowed $201 million under the revolving credit facility and distributed $200 million of those proceeds to Helix as a dividend. At December 31, 2006, we had outstanding debt of $201 million and accrued interest of $543,000 under this credit facility. The interest rate on this facility was LIBOR plus 1.00% (6.35%) at December 31, 2006. On December 11, 2007, the outstanding balance under this facility was repaid and replaced with the $300 million revolving credit facility as a result of the acquisition of Horizon. The credit facility was secured by vessel mortgages on five vessels, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of one of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts and general tangible assets.

For the years ended December 31, 2008, 2007 and 2006, we incurred and capitalized fees in connection with our credit facilities of $0.1 million, $5.6 million and $0.4 million, respectively, which are being amortized over a five-year period in accordance with the loan’s maturity in December 2012.  As of December 31, 2008 and 2007, deferred financing costs totaled $4.7 million and $5.8 million, respectively.

8.   Income Taxes

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
U.S.	$14,129	$31,612	$53,473
Foreign	8,915	1,539	500
Total Current	23,044	33,151	53,973
U.S.	24,533	19,300	11,737
Foreign	—	2,012	—
Increase in valuation allowance	350	2,967	—
Total Deferred	24,883	24,279	11,737
	$47,927	$57,430	$65,710

For the year ended December 31, 2007, we established a $3.0 million valuation allowance related to a non current deferred tax asset set up during 2007 for the impairment of our investment in OTSL. See Note 5 — “Equity Investment.”  During 2008, we established a $0.3 million valuation allowance for the impairment of a foreign subsidiary. Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized.

Income taxes have been provided based on the U.S. statutory rate of 35% adjusted for items that are allowed as deductions for federal income tax reporting purposes but not for book purposes. The primary differences between the statutory rate and our effective rate were as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
Foreign activity taxed at local rates	(6.8)	(1.8)	—
Change in valuation allowance	0.2	1.8	—
Other	2.0	0.2	0.5
Effective rate	30.4%	35.2%	35.5%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax liabilities:
Depreciation	$118,425	$123,523
Deferred drydock costs	8,990	5,577
Prepaid and other	4,085	6,572
Total deferred tax liabilities	131,500	135,672
Deferred tax assets:
Reserves, accrued liabilities and other	(11,263)	(13,432)
Net operating loss	(3,533)	(16,146)
Foreign tax credit	(7,905)	(7,391)
Alternative minimum tax credit	(888)	(888)
Total deferred tax assets	(23,589)	(37,857)
Valuation allowance	3,317	2,967
Net deferred tax liability	$111,228	$100,782

Deferred income tax is presented as:
Current deferred tax asset	$(5,562)	$(8,246)
Non current deferred tax liability	116,790	109,028
Net deferred tax liability	$111,228	$100,782

Prior to December 14, 2006, our operations were included in consolidated federal income tax returns filed by Helix, and all tax obligations owed by us were paid or settled by Helix and were included as a part of the cash flows from operating activities in the consolidated and combined statements of cash flows. We filed our own short period return for the period December 14, 2006 through the end of fiscal year 2006. Therefore, the tax assets and liabilities at December 31, 2006 are reflective of our tax position on a stand alone basis. Our provision for income taxes has been computed on the basis as if we have completed and filed separate consolidated federal income tax returns for all periods presented.

We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings permanently invested overseas. For 2008 the amount of permanently invested earnings was $40.2 million. We had cumulative unremitted earnings from foreign subsidiaries of approximately $72.1 million as of December 31, 2008. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.

At December 31, 2008, we had $10.1 million in net operating loss carry forwards, which begin to expire in 2016, $7.9 million in U.S. foreign tax credit carry forward, which begin to expire in 2016, and $0.9 million in non-expiring U.S. alternative minimum tax carry forward.

The utilization of Horizon’s net operating loss carry forward is limited due to changes in control for tax purposes occurring both prior to, and in connection with, our acquisition of Horizon on December 11, 2007.  As a result, net operating losses of approximately $10.1 million have an annual limit of approximately $0.6 million.  The remaining tax benefits have an annual limit of approximately $24.0 million. We estimate that the limitation of the tax benefits for periods prior to December 11, 2007 that can be utilized during the loss carry forward period will not adversely affect our cash flow.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  The impact of the adoption of FIN 48 was immaterial on our consolidated and combined financial position, results of operations and cash flows.  We account for tax related interest expense and tax penalties in net interest and other (expense) income as allowed under FIN 48.

During 2008, we recorded a $5.4 million long-term liability for uncertain tax benefits, interest and penalty.  We recorded a $5.0 million increase to goodwill as part of the Horizon purchase price allocation and $0.4 million was recorded as income tax expense.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits - January 1, 2008	$—
Increases related to prior year tax positions	1,900
Decreases related to prior year tax positions	—
Increases related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	—
Gross unrecognized tax benefit - December 31, 2008	$1,900

Our unrecognized tax benefit of $1.9 million at December 31, 2008 would reduce our income tax provision if recognized.  Accrued interest and penalties was $3.5 million at December 31, 2008, of which $3.3 million was recorded as an increase to goodwill and $0.2 million was charged to expense during the year ended December 31, 2008.  To the extent accrued interest and penalties relating to uncertain tax positions are not actually assessed, the liability will be reversed with no impact on our overall income tax provision.  We do not expect a significant change to the unrecognized tax benefits during the next 12 months.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. Our two major jurisdictions are the U.S. and Mexico. We anticipate that any potential adjustments to our state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on our financial position.  For tax periods prior to December 14, 2006, our operations were included in a consolidated federal income tax return filed by Helix. Our U.S. returns for the tax period ended December 31, 2006 and 2007 and Horizon’s returns for 2005 through 2007 remain subject to examination by the U.S. Internal Revenue Service. Our 2007 and Horizon’s 2002 through 2007 tax years remain subject to examination by the appropriate international governmental agencies and Horizon’s net operating loss carry forward is subject to review. Horizon’s Mexico activities for 2002 through 2004 and Horizon’s Ghana activities for 2005 to 2007 are currently under audit.

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed by our subsidiaries.  We believe under the Mexico and United States double taxation treaty that these services are not taxable and the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008 we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.  Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on our consolidated and combined financial position, results of operations, and cash flows.

We believe our recorded assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

In December 2006, we entered into the Tax Matters Agreement with Helix. The following is a summary of the material terms of the Tax Matters Agreement:

•

Liability for Taxes.  Each party has agreed to indemnify the other for all taxes for which it is responsible under the Tax Matters Agreement. Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before December 14, 2006.  We are generally responsible for all federal, state, local and foreign income taxes that are attributable to us beginning after December 14, 2006. We are also responsible for all taxes other than income taxes attributable to us for all tax periods.

•

Tax Benefit Payments.  As a result of certain taxable income recognized by Helix in conjunction with our initial public offering, we will become entitled to certain tax benefits that are expected to be realized by us in the ordinary course of our business and otherwise would not have been available to us. These benefits are generally attributable to increased tax deductions for amortization of tangible and intangible assets and to increased tax basis in nonamortizable assets. Under the Tax Matters Agreement, for the next ten years, we will be required to make annual payments to Helix equal to 90% of our tax savings realized as a result of these increased tax benefits. The timing of our payments will depend upon, among other things, the amount of our taxable income and the timing at which certain assets are sold or disposed. At December 31, 2008 and 2007, this tax benefit was $4.5 million and $6.4 million, respectively, and is included as a component of non-current deferred income taxes. A corresponding current tax benefit payable and long-term tax benefit payable of $1.8 million and $2.7 million, respectively, as of December 31, 2008, and $0.4 million and $5.8 million, respectively, as of December 31, 2007, to Helix is reflected in these consolidated and combined financial statements.

9.   Earnings Per Share

Basic EPS is computed by dividing the net income available to common stockholders by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  The computation of basic and diluted earnings per share amounts for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Year Ended December 31, 2008
	Income	Shares
Earnings applicable per common share - basic	$109,499	104,455
Restricted shares and ESPP dilution	—	206
Earnings applicable per common share - diluted	$109,499	104,661

	Year Ended December 31, 2007
	Income	Shares
Earnings applicable per common share - basic	$105,600	84,853
Restricted shares and ESPP dilution	—	125
Earnings applicable per common share - diluted	$105,600	84,978

10.   Commitments and Contingencies

Lease Commitments

We lease several facilities and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $21.6 million at December 31, 2008, with $3.0 million due in 2009, $3.4 million in 2010, $3.1 million in 2011, $2.8 million in 2012, $2.8 million in 2013 and $6.5 million thereafter. Total rental expense under these operating leases was approximately $8.0 million, $2.3 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Insurance

Through Helix, we carry Hull and Increased Value insurance, which provides coverage for physical damage to an agreed amount for each vessel. We maintain deductibles that vary between $25,000 and $500,000 based on the value of each vessel. We also carry Protection and Indemnity (P&I) insurance which covers liabilities arising from the operation of the vessel and General Liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and General Liability is $100,000 per occurrence. Onshore employees are covered by Workers’ Compensation. Offshore employees, including divers and tenders and marine crews, are covered by a Maritime Employers Liability insurance policy, which covers Jones Act exposures and includes a deductible of $100,000 per occurrence plus a $2 million annual aggregate. In addition to the liability policies named above, we carry various layers of Umbrella Liability for a total limit of $500 million in excess of primary limits. Our self-insured retention on our medical and health benefits program for employees is $200,000 per participant.

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets. Such amounts were $7.8 million and $7.0 million as of December 31, 2008 and 2007, respectively. See related accrued liabilities at Note 6 - “Details of Certain Accounts.” We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

We sustained damage to certain of our facilities, equipment and two vessels in hurricanes Gustav and Ike during the third quarter of 2008.  We estimate total repairs resulting from the hurricanes will be $6.1 million before expected insurance reimbursements (subject to an apportioned aggregate deductible of approximately $0.3 million).  These costs will be recorded as incurred and are expected to be paid out over the next year.  Insurance reimbursements are recorded when the realization of the claim for recovery of a loss is deemed probable.  As of December 31, 2008, we recorded $3.9 million of hurricane-related repair expense and a receivable for insurance reimbursements of $2.4 million.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated and combined financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, we assumed and will indemnify Helix for liabilities related to our business.

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed by our subsidiaries.  We believe under the Mexico and United States double taxation treaty that these services are not taxable and the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on our consolidated and combined financial position, results of operations and cash flows.  Horizon’s 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 through 2004 currently under audit.

11.   Major Customers and Concentration of Credit Risk

Our customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The capital expenditures of our customers are generally dependent on their views of future oil and gas prices and successful offshore drilling activity. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2008 — GDF Suez 14%; Helix 13% and Chevron Corporation 11%; 2007 — Chevron Corporation (15%) and Apache Corporation (10%) and 2006 — Chevron Corporation (16%).

12.   Employee Benefit Plans

Defined Contribution Plan

Prior to December 15, 2006, our employees were eligible to participate in the defined contribution 401(k) retirement plan provided by Helix for the purpose of providing retirement benefits for substantially all employees. Effective December 15, 2006, all account balances maintained under the Helix 401(k) plans for our employees were transferred to a new Cal Dive defined contribution 401(k) plan provided by us for the purpose of providing retirement benefits for substantially all of our employees.  Under both plans, both the employees and Helix or us, as applicable, make contributions to the plan. Helix, or we, as applicable, match a portion of an employee’s contribution, and Helix’s or our, as applicable, contributions are in the form of cash and are determined annually as 50% of each employee’s contribution up to 5% of the employee’s salary. Our costs related to our employees participating in these plans totaled $2.1 million, $1.4 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation Plans

CDI Plans

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors.  The plan is administered by the compensation committee of the board of directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the plan and any award made under the plan.  Our Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be Section 16 officers.  The committee may grant stock options, restricted stock or restricted stock units.  Awards granted to employees under the plan typically vest 20% per year over a five-year period, or 50% per year over a two-year period, have a maximum exercise life of 10 years, and subject to certain exceptions, are not transferable.

The following table summarizes information about our restricted shares for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Restricted shares outstanding at beginning of year	1,062,339	$12.73	618,321	$13.00	—	$—
Granted	2,057,946	$7.17	602,319	$12.53	618,321	$13.00
Vested	(263,702)	$12.80	(151,061)	$13.00	—	$—
Forfeited	(80,388)	$12.62	(7,240)	$13.00	—	$—
Balance at end of year,	2,776,195	$8.61	1,062,339	$12.73	618,321	$13.00
_______________________
(1) Represents the weighted average grant date market value.

Compensation cost, determined by multiplying the number of restricted shares granted by the closing market price of our stock on the grant date, is recognized over the respective vesting periods on a straight-line basis.  For the year ended December 31, 2006, compensation expense related to restricted shares was not material.  For the years ended December 31, 2008 and 2007, compensation expense related to restricted shares was $4.5 million and $2.1 million, respectively.  We have an assumed forfeiture rate of 5%.  Future compensation cost associated with unvested restricted stock awards at December 31, 2008 totaled approximately $23.4 million.  The weighted average vesting period related to nonvested restricted stock awards at December 31, 2008 was approximately 4.5 years.

In December 2006, we also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever is lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  Our employees first participated in the plan for the subscription period that commenced on July 1, 2007.  We recognized compensation expense related to stock purchases under the Cal Dive ESPP of $1.2 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, we issued 417,826 shares of common stock to our employees under the plan.  In January 2009, we issued 382,112 shares of common stock to our employees for the subscription period that ended on December 31, 2008.

Helix Plans

Prior to December 14, 2006, certain of our employees participated in Helix’s stock-based compensation plans. We adopted SFAS 123R and began accounting for stock-based compensation plans under the fair value method beginning January 1, 2006 and continue to use the Black-Scholes fair value model for valuing share-based payments and recognize compensation cost on a straight-line basis over the respective vesting period. No forfeitures were estimated for outstanding unvested options and restricted shares as historical forfeitures have been immaterial. There were no stock option grants in 2008, 2007 or 2006.

On January 3, 2006, Helix granted certain of our executives 22,885 restricted shares under their incentive plan. The shares vest 20% per year for a five-year period. The market value of the restricted shares was $35.89 per share, or $821,000, at the date of the grant.

Until June 30, 2007, our employees were also eligible to participate in a qualified, non-compensatory Employee Stock Purchase Plan provided by Helix, which allowed employees to acquire shares of common stock through payroll deductions over a six-month period. The purchase price was equal to 85% of the fair market value of the common stock on either the first or last day of the subscription period, whichever was lower. Purchases under the plan were limited to 10% of an employee’s base salary. Under this plan 222,984 and 97,598 shares of common stock were purchased in the open market at a weighted average share price of $35.05 and $33.12 during 2007 and 2006, respectively. Our employees represented approximately 56% of the total participation in this plan.

13.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. For the years ended December 31, 2008, 2007 and 2006, we derived revenues of $250.9 million, $151.3 million and $70.4 million, respectively, from foreign locations. We strategically evaluate the deployment of our assets and globally reposition vessels based on the dynamic demands of our clients and the markets in which they operate. Net property and equipment in foreign locations were $149.4 million and $124.7 million at December 31, 2008 and 2007, respectively. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

Supplemental Quarterly Financial Information (Unaudited)

The offshore marine construction industry in the Gulf of Mexico may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months, and as a result, a disproportionate portion of our revenues and net income is earned during this period.  The following is a summary of consolidated quarterly financial information for 2008 and 2007 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal 2008
Revenues	$144,571	$171,970	$278,709	$261,656
Gross profit	$24,690	$47,256	$92,543	$89,518
Net income	$569	$16,901	$45,933	$46,096
Earnings per common share:
Basic and fully-diluted	$0.01	$0.16	$0.44	$0.44

Fiscal 2007
Revenues	$149,226	$135,258	$176,928	$162,203
Gross profit	$57,952	$45,565	$69,939	$53,942
Net income	$30,064	$11,565	$37,542	$26,429
Earnings per common share:
Basic and fully-diluted	$0.36	$0.14	$0.45	$0.30

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of December 31, 2008, our management, including our CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including our CEO and CFO, concluded that as of December 31, 2008, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We implemented an enterprise resource planning system on January 1, 2009, which was subsequent to the date of management’s assessment of the effectiveness of internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2008.  This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cal Dive International, Inc.

We have audited Cal Dive International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in  Internal Control — Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, the Company implemented an enterprise resource planning system on January 1, 2009, which was subsequent to the date of management’s assessment of the effectiveness of internal control over financial reporting.

In our opinion, Cal Dive International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated and combined statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas

February 20, 2009

Item 9B.

Other Information

None.

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

The remaining information required by this Item 10 is incorporated by reference from our definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Stockholders.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Stockholders.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2009 Annual Meeting of Stockholders.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

(1)

Consolidated Financial Statements

(2)

Financial Statement Schedules.

The following financial statement schedule is filed with this report:

Schedule II — Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because the information is not required or because the information required is in the consolidated and combined financial statements or notes thereto included in Item 8 of this Form 10-K.

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

February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Dittmann	Director	February 17, 2009
Todd A. Dittmann

/s/ David E. Preng	Director	February 20, 2009
David E. Preng

/s/ William L. Transier	Director	February 20, 2009
William L. Transier

	Director	February , 2009
Owen E. Kratz

/s/ John T. Mills	Director	February 20, 2009
John T. Mills

/s/ Quinn J. Hébert	President, Chief Executive Officer	February 20, 2009
Quinn J. Hébert	and Director (Principal Executive Officer)

/s/ G. Kregg Lunsford	Executive Vice President, Chief	February 20, 2009
G. Kregg Lunsford	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SCHEDULE II

Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2007, and 2006

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
2008
Allowance for doubtful accounts	$1,400	$4,071	$(867)	$—	$4,604
Valuation allowance on deferred tax assets	2,967	350	—	—	3,317
2007
Allowance for doubtful accounts	$169	$2,246	$(1,015)	$—	$1,400
Valuation allowance on deferred tax assets	—	2,967		—	2,967
2006
Allowance for doubtful accounts	$26	$603	$(460)	$—	$169
Valuation allowance on deferred tax assets	—	—	—	—	—

EXHIBIT INDEX

Filed with this Form 10-K
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of June 11, 2007, by and among Cal Dive International, Inc., Cal Dive Acquisition, LLC and Horizon Offshore, Inc.		8-K	000-33206	6/12/07
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		10-K	000-33206	3/1/07
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1	Master Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.2	Corporate Services Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.3	Registration Rights Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.4	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.5	Employee Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.6*	Cal Dive International, Inc. Amended and Restated 2006 Long Term Incentive Plan		8-K	000-33206	5/11/07
10.7*	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford, and Lisa M. Buchanan		10-K	000-33206	3/1/07
10.8*	Employment Agreement dated November 1, 2005, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Quinn J. Hébert		S-1	333-134609	5/31/06
10.9*	Amended and Restated Employment Agreement dated February 15, 1999, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and Scott T. Naughton		S-1	333-134609	5/31/06
10.10*	Employment Agreement dated February 1, 2003, between Cal Dive International, Inc. (predecessor to Helix Energy Solutions Group, Inc.) and G. Kregg Lunsford		S-1	333-134609	5/31/06
10.11

Credit Agreement dated December 11, 2007 among Cal Dive International, Inc., CDI Vessel Holdings LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, together with the other lenders parties thereto

			8-K	000-33206	12/17/07
10.12*	Summary of 2009 Executive Officer Cash Compensation	X
10.13	Post-Closing Employee Matters Agreement dated February 1, 2007, between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-Q	000-33206	5/4/07
10.14*	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and named executive officers		8-K	000-33206	5/11/07
10.15*

Amendment No. 1 to Restricted Stock Award Agreement, dated as of December 19, 2007, by and among Cal Dive International, Inc. and Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan

			10-K	000-33206	2/28/08

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.16*	Form of Restricted Stock Award Agreement for 2008 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan		10-K	000-33206	2/28/08
10.17*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Quinn J. Hébert		10-K	000-33206	2/28/08
10.18*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Scott T. Naughton		10-K	000-33206	2/28/08
10.19*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and G. Kregg Lunsford		10-K	000-33206	2/28/08
10.20*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/28/08
10.21*	Cal Dive International, Inc. Annual Bonus Plan		10-K	000-33206	2/28/08
10.22*	Cal Dive International, Inc. Profit Sharing Plan		10-K	000-33206	2/28/08
10.23*	Form of Restricted Stock Award Agreement for 2008 Grants to Outside Directors	X
10.24*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Quinn J. Hébert	X
10.25*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, by and between Cal Dive International, Inc. and Scott T. Naughton	X
10.26*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, by and between Cal Dive International, Inc. and G. Kregg Lunsford	X
10.27*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, by and between Cal Dive International, Inc. and Lisa M. Buchanan	X
10.28*	Annual Performance Bonus Plan		8-K	000-33206	12/17/08
10.29*

Amendment No. 2 to Restricted Stock Award Agreement, dated as of December 11, 2008, by and among Cal Dive International, Inc. and Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan

			8-K	000-33206	12/17/08
10.30	Stock Repurchase Agreement, dated as of January 23, 2009, by and between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		8-K	000-33206	1/26/09
14.1	Code of Ethics		10-K	000-33206	3/1/07
21.1	Subsidiaries of Cal Dive International, Inc.	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
_______________________
* Indicates management contract or compensatory plan or arrangement.