Form 10-Q
period 2009-03-31
Cal Dive International, Inc.
filed 2009-05-08
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of April 30, 2009, the Registrant had 94,302,764 shares of Common Stock, $.01 par value per share, outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share par value)

ASSETS	March 31, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash and cash equivalents	$91,536	$60,556
Accounts receivable -
Trade, net of allowance for doubtful accounts of $5,000 and 4,604, respectively	179,216	167,714
Contracts in progress	47,154	56,764
Helix, net	24,261	54,944
Deferred income taxes	6,013	5,562
Other current assets	38,599	23,597
Total current assets	386,779	369,137

Property and equipment	759,093	739,337
Less - Accumulated depreciation	(147,591)	(135,095)
	611,502	604,242

Other assets:
Goodwill	292,469	292,469
Deferred drydock costs	25,110	24,784
Other assets, net	15,499	18,976
Total assets	$1,331,359	$1,309,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91,026	$77,440
Advanced billings on contracts	10,180	10,958
Current maturities of long-term debt	80,000	80,000
Income tax payable	12,424	14,900
Accrued liabilities	60,195	58,995
Total current liabilities	253,825	242,293

Long-term debt	315,000	235,000
Long-term payable to Helix	2,389	2,695
Deferred income taxes	118,543	116,790
Other long term liabilities	5,701	7,133
Total liabilities	695,458	603,911

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 94,284 and 107,498 shares, respectively	943	1,075
Capital in excess of par value of common stock	406,767	488,841
Retained earnings	229,371	217,119
Accumulated other comprehensive loss	(1,180)	(1,338)
Total stockholders’ equity	635,901	705,697
Total liabilities and stockholders’ equity	$1,331,359	$1,309,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net revenues	$207,053	$144,571
Cost of sales	168,248	119,881
Gross profit	38,805	24,690
Selling and administrative expenses	17,873	17,142
Income from operations	20,932	7,548
Net interest and other expense	(3,176)	(6,717)
Income before income taxes	17,756	831
Provision for income taxes	5,504	262
Net income	$12,252	$569
Net earnings per common share:
Basic and fully-diluted	$0.12	$0.01
Weighted average shares outstanding:
Basic	98,424	105,508
Fully-diluted	98,434	105,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$12,252	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,562	16,627
Stock compensation expense	1,712	1,463
Deferred income tax expense	1,758	—
Changes in operating assets and liabilities:
Accounts receivable, net	28,753	126,791
Other current assets	(15,002)	(5,055)
Deferred drydock costs	(3,086)	(12,526)
Accounts payable and accrued liabilities	21,080	(79,602)
Other noncurrent, net	(2,779)	(4,124)
Net cash provided by operating activities	64,250	44,143

Cash Flows From Investing Activities:
Capital expenditures	(27,275)	(12,658)
Proceeds from sales of property	—	61
Net cash used in investing activities	(27,275)	(12,597)

Cash Flows From Financing Activities:
Repayments on credit facility	(20,000)	(40,000)
Draws on credit facility	100,000	—
Repurchase of common stock	(86,000)	—
Net cash provided by financing activities	(6,000)	(40,000)

Effect of exchange rate charges on cash	5	—
Net decrease in cash and cash equivalents	30,980	(8,454)
Cash and cash equivalents:
Balance, beginning of period	60,556	61,287
Balance, end of period	$91,536	$52,833

Supplemental Cash Flow Information:
Interest Paid	$2,047	$7,205
Income taxes paid (refunded), net	$5,857	$(5,290)

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

As of March 31, 2009, Helix owned 47,942,022 shares, or 50.85% of our common stock.  As of December 31, 2008, Helix owned 61,506,691 shares, or 57.2%, of our common stock.  On January 28, 2009, we repurchased and retired 13,564,669 shares of our common stock from Helix for $6.34 per share, or $86 million.  The repurchase was funded from borrowings under our $300 million revolving credit facility.

For purposes of financial statement presentation, the costs of certain administrative and operational services of Helix have been allocated to us based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. See Note 2 – “Related Party Transactions.”

These interim condensed consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2008.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable.  Our balance sheet as of December 31, 2008 included herein has been derived from the audited balance sheet as of December 31, 2008 included in our 2008 Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to current period presentation and did not impact our reported net income or stockholders’ equity. Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2009.

Seasonality

Our revenues and cost of sales are typically lower in the winter and early spring due to weather conditions in the Gulf of Mexico.  Seasonal trends may be less cyclical after major hurricanes in the Gulf of Mexico as a result of increased demand for repairs on offshore exploration and production infrastructure.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted and discussed in our 2008 Annual Report on Form 10-K.

Recently Issued Accounting Policies

The provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”) became effective on January 1, 2009, and requires the retroactive adjustment of earnings per share (“EPS”) for prior periods. See Note 9 – “Earnings Per Share.”

2.

Related Party Transactions

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $7.4 million and $11.7 million in the first three months of 2009 and 2008, respectively.  Helix provided remotely operated vehicle services to us, and we recognized operating expenses of $2.6 million and $1.9 million in the first three months of 2009 and 2008, respectively.  These services were performed at prevailing market rates.

Helix has provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services, (iii) information systems, network and communication services; and (iv) corporate facilities management services. Total allocated costs from Helix for such services were approximately $0.5 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively.

In contemplation of our initial public offering (“IPO”) in December 2006, we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.

Pursuant to the Tax Matters Agreement, for a period of up to ten years, we are required to make aggregate payments totaling $11.3 million to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction.  As of March 31, 2009, the current and long-term tax benefits payable to Helix were $1.2 million and $2.4 million, respectively.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash periodically.  At March 31, 2009 and December 31, 2008 the net current amount due from Helix was $24.3 million and $54.9 million, respectively.  As of May 1, 2009, we have collected in full the $24.3 million due to us from Helix at March 31, 2009.

On January 28, 2009, we repurchased and retired 13,564,669 shares of common stock from Helix for $6.34 per share, or $86 million.  The repurchase was funded from borrowings under our $300 million revolving credit facility.  See Footnote 4 – “Long Term Debt.”

3.

Details of Certain Accounts (in thousands)

Other current assets consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Insurance claims to be reimbursed	$7,722	$7,840
Prepaid job costs	16,973	3,012
Prepaid other	4,562	4,234
Supplies and spare parts inventory	3,868	2,776
Other receivables	4,563	5,643
Other	911	92
	$38,599	$23,597

Other long-term assets, net, consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Intangible assets with definite lives, net	$4,802	$6,510
Deferred financing costs	4,397	4,689
Equipment deposits and other	6,300	7,777
	$15,499	$18,976

Accrued liabilities consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Accrued payroll and related benefits	$20,578	$19,636
Insurance claims to be reimbursed	7,722	7,840
Accrued insurance	13,765	14,634
Interest rate swap	1,490	1,378
Accrued taxes other than income	7,002	5,558
Unearned revenue	3,336	3,154
Other	6,302	6,795
	$60,195	$58,995

4.

Long-term Debt

We have a senior secured credit facility with certain financial institutions, consisting of a term loan and a $300 million revolving credit facility. As of March 31, 2009, we had outstanding debt of $295.0 million under the term loan and $100.0 million under the revolving credit facility with $186.7 million available for borrowings. At March 31, 2009, $13.3 million of this facility was used to support letters of credit issued to secure performance bonds.  The weighted-average interest rate was 3.83% (LIBOR plus 2.25%) on the $295.0 million outstanding under the term loan and 2.53% (LIBOR plus 2%) on the $100.0 million outstanding under the revolving credit facility at March 31, 2009.

At March 31, 2009 and December 31, 2008, we were in compliance with all debt covenants.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

5.

Income Taxes

Our effective tax rate was 31.0% for the three months ended March 31, 2009, compared to 31.5% for the three months ended March 31, 2008.  The rate decrease is primarily due to a higher percentage of profits being derived from foreign tax jurisdictions with lower income tax rates.

We believe our recorded tax assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.  See Note 6 – “Commitments and Contingencies — Tax Assessment.”

6.

Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated balance sheets.  Such amounts were $7.7 million and $7.8 million as of March 31, 2009 and December 31, 2008, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

We sustained damage to certain of our facilities, equipment and two vessels in hurricanes Gustav and Ike during the third quarter of 2008.  We estimate total repairs resulting from the hurricanes will be $6.1 million before expected insurance reimbursements (subject to an apportioned aggregate deductible of approximately $0.3 million).  These costs are recorded as incurred and are expected to be paid out during 2009.  Insurance reimbursements are recorded when the realization of the claim for recovery of a loss is deemed probable.  As of December 31, 2008, we recorded $3.9 million of hurricane-related repair expense and a receivable for insurance reimbursements of $2.4 million.  For the three months ended March 31, 2009, we recorded an additional $0.2 million of hurricane-related repair expense and no receivable for insurance reimbursements.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, we assumed and will indemnify Helix for liabilities related to our business, other than tax liabilities relating to our pre-IPO operations.

Tax Assessment

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries.  We believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse affect on our consolidated financial position and results of operations.  Horizon’s 2002 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2002 through 2004 currently under audit.

7.

Stock-Based Compensation Plans

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors.

Compensation cost, determined by multiplying the number of restricted shares granted by the closing market price of our common stock on the grant date, is recognized over the respective vesting periods on a straight-line basis.  For the three months ended March 31, 2009 and 2008, compensation expense related to restricted shares was $1.3 million and $1.1 million, respectively.  For the quarter ended March 31, 2009, we have assumed a forfeiture rate of 2%.  Future compensation cost associated with unvested restricted stock awards at March 31, 2009 totaled approximately $21.0 million with a weighted average vesting period of approximately 4.3 years.  During the three months ended March 31, 2009, we granted 31,661 shares of restricted stock at a weighted average fair market value of $6.57 and generally with a vesting period of 20% per year over five years.

On December 9, 2006, we also adopted the Cal Dive International, Inc. Employee Stock Purchase Plan (“CDI ESPP”), which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever is lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  Our employees first participated in the plan for the subscription period that commenced on July 1, 2007.  We recognized compensation expense related to stock purchases under the CDI ESPP of $0.3 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009, we issued 382,112 shares of our common stock to our employees to satisfy the subscription period that ended on December 31, 2008.

8.

Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues of $92.4 million and $72.0 million for the three months ended March 31, 2009 and 2008, respectively, from foreign locations. We strategically evaluate the deployment of our assets and globally reposition vessels based on the dynamic needs of our clients and the markets in which they operate.  Net property and equipment in foreign locations were $163.6 million at March 31, 2009.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

9.

Earnings Per Share

FSP EITF 03-6-1 became effective January 1, 2009 with retrospective application. Under FSP EITF 03-6-1, unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) are considered participating securities and are required to be included in computing earnings per share under the two-class method.  The components of basic and diluted EPS for common shares under the two-class method for the three months ended March 31 were as follows (in thousands):

	March 31,	March 31,
	2009	2008
Numerator:
Net income	$12,252	$569
Less: Undistributed net income allocated to unvested restricted stock	341	6
Undistributed net income attributable common shares	$11,911	$563

Denominator:
Basic EPS weighted average shares outstanding	95,687	104,314
Dilutive restricted stock	2,737	1,194
Diluted EPS weighted-average shares outstanding	98,424	105,508

Earnings per Share:
Total Basic	$0.12	$0.01
Total Diluted	$0.12	$0.01

The adoption of FSP EITF 03-6-1 had no impact on previously reported basic and fully-diluted EPS of $0.01 for the quarter ended March 31, 2008.

10.

Comprehensive Income

The components of total comprehensive income for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	March 31,	March 31,
	2009	2008
Net income	$12,252	$569
Foreign currency translation gain	5	—
Unrealized gain on interest rate swap	153	—
Total comprehensive income	$12,410	$569

The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31,	December 31,
	2009	2008
Cumulative foreign currency translation adjustment	$(212)	$(217)
Unrealized loss on interest rate swap	(968)	(1,121)
Accumulated other comprehensive loss	$(1,180)	$(1,338)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Business and Outlook

The onset of the global recession in the fall of 2008 and the resulting decrease in worldwide demand for hydrocarbons have caused many oil and gas companies to curtail capital spending.  Despite the current financial market and economic environment, we experienced steady demand for our services in the first quarter 2009 driven in part by increased diving activity in international markets and the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008.  Given the uncertainty of how long the current recessionary conditions will continue, it is difficult to predict to what extent these events will affect our overall activity level in the remainder of 2009.  Generally, the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and gas production, which should drive long-term demand for our services.

First Quarter Performance

We earned net income of $12.3 million for the first quarter of 2009 compared to $0.6 million for the three months ended March 31, 2008.  The increase is due to increased vessel utilization as a result of increased diving activity in international markets and increased demand for our diving assets for inspection and repair work in the first quarter of 2009 as a result of hurricanes Gustav and Ike.  The total fleet effective utilization was 58% for the first quarter of 2009 compared to 35% for the same period in 2008.

Backlog

As of March 31, 2009, our backlog supported by written agreements or contract awards totaled approximately $402 million, compared to approximately $350 million as of December 31, 2008 and $450 million at April 30, 2008.  The majority of our current backlog is expected to be performed during 2009, except for approximately $43.5 million which we expect to perform in 2010 and 2011.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because of the significant percentage of our revenues derived from the spot market, which are not reflected in our backlog.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  The seasonal impact on utilization during the first quarter of 2009 was somewhat offset by increased demand for inspection and repair work as a result of hurricanes Gustav and Ike.

The following table shows the size of our fleet and effective utilization of our vessels during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	91%	8	69%
Surface and Mixed Gas Diving	13	62%	16	29%
Construction Barges	10	26%	10	20%
Entire Fleet	31	58%	34	35%

_______________________

(1)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect vessels in drydocking or vessels taken out of service for upgrades.

Our Relationship with Helix

Certain administrative and operational services of Helix have been shared between us and other Helix business segments for all periods presented. For purposes of financial statement presentation, the costs included in our condensed consolidated statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided. Pursuant to the Corporate Services Agreement between Helix and us, we are required to utilize these services from Helix in the conduct of our business until such time as Helix owns less than 50% of the total voting power of our common stock, or earlier if mutually agreed between Helix and us.

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

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2008 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2008 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2008 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues.  For the three months ended March 31, 2009, our revenues increased $62.5 million, or 43%, to $207.1 million, compared to $144.6 million for the three months ended March 31, 2008. The increase is due to increased vessel utilization as a result of increased diving activity in international markets and increased demand for  hurricane-related repair activity following hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008.  The total fleet effective utilization was 58% for the first quarter of 2009 compared to 35% for the same period in 2008.

Gross profit.  Gross profit for the three months ended March 31, 2009 increased $14.1 million, or 57%, to $38.8 million, compared to $24.7 million for the three months ended March 31, 2008.  This increase was primarily attributable to increased utilization due to increased diving activity in international markets and hurricane-related repair activity in 2009.

Selling and administrative expenses.  Selling and administrative expenses of $17.9 million for the three months ended March 31, 2009 were $0.8 million higher than the $17.1 million incurred in the three months ended March 31, 2008.  Selling and administrative expenses as a percentage of net revenues were 8.6% for the first quarter of 2009 compared to 11.9% for the first quarter of 2008.

Net interest expense.  Net interest expense in the first quarter of 2009 was $3.2 million compared to $6.7 million in the first three months of 2008.  This decrease was due to lower variable interest rates associated with our credit facility during the first quarter of 2009 compared to the first quarter of 2008.

Income taxes.  Income taxes were $5.5 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008. The effective tax rate decreased for the respective periods to 31.0% for 2009 from 31.5% for 2008 due to a higher percentage of profits being derived from foreign tax jurisdictions with lower tax rates.

Net income.  Net income of $12.3 million for the three months ended March 31, 2009 was $11.7 million higher than net income of $0.6 million for the three months ended March 31, 2008 as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We intend to use these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to achieve our near-term and long-term objectives. We expect to be able to fund our activities for the remainder of 2009 with cash flows generated from our operations and available borrowings under our revolving credit facility.

We have a senior secured credit facility, which consists of a term loan and a $300 million revolving credit facility, with certain financial institutions.  At March 31, 2009, we had outstanding debt of $295 million under the term loan and $100.0 million under the revolving credit facility, $91.5 million of cash on hand and $186.7 million available under our revolving credit facility.  The revolving and term loans under this facility mature in December 2012, with quarterly principal payments of $20 million payable on the term loan.  We may pay down or borrow from the revolving credit facility as business needs merit.  At March 31, 2009, we had issued and outstanding letters of credit of $13.3 million under our revolving credit facility to secure performance bonds and $12.4 million on an unsecured basis with another financial institution.  See “Credit Facility” below.

As of May 4, 2009, we had outstanding debt of $395 million under our credit facility, $105.2 million cash on hand and $186.7 million available under our revolving credit facility.

We are closely monitoring the ongoing volatility in the financial and capital markets and remain focused on our liquidity, planned spending and access to capital, as well as the financial wellbeing of our clients, suppliers, and the lending institutions that participate in our credit facility.  All participating banks party to our credit facility fulfilled their commitments in January 2009 when we borrowed an additional $100 million to fund the repurchase of our common stock from Helix.

Cash Flows

During the three months ended March 31, 2009 and 2008, we generated positive operating cash flow of approximately $64.3 million and $44.1 million, respectively.  We utilized our operating cash flow to fund capital expenditures and recertification costs and to reduce our debt obligations.  In January 2009, we borrowed $100 million under our revolving credit facility to repurchase and retire $86 million of our common stock from Helix.  The remaining $14 million of cash borrowed will be used to fund working capital and other general corporate purposes as needed.  For the three months ended March 31, 2009 and 2008, our cash flows are summarized as follows (in thousands):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flow operations:
Net income	$12,252	$569
Other non-cash income adjustments	23,037	18,090
Change in accounts receivable and other current assets	13,751	121,736
Change in accounts payable and accrued liabilities	21,080	(79,602)
Additions to deferred drydock costs	(3,086)	(12,526)
Other noncurrent, net	(2,779)	(4,124)
Total cash flow from operations	64,255	44,143

Other cash inflows:
Net proceeds from drawdowns on credit facility	100,000	—
Proceeds from sales of assets	—	61
Total other cash inflows	100,000	61

Other cash outflows:
Capital expenditures	(27,275)	(12,658)
Repayment on credit facility	(20,000)	(40,000)
Repurchase of common stock from Helix	(86,000)	—
Total other cash outflows	(133,275)	(52,658)

Net change in cash	$30,980	$(8,454)

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks on our vessels as well as costs for major replacements and improvements, which extend the vessel’s economic useful life.  Inclusive of accrued costs, total capital expenditures incurred for these activities during the three months ended March 31, 2009, include $5.5 million for recertification costs and $19.8 million relating to steel and equipment replacement, equipment purchases and operating lease improvements.  For 2009, we anticipate capital expenditures, excluding acquisitions, of $53 million for replacements and vessel improvements and $25 million of recertification costs for regulatory drydocks.  We also may incur capital expenditures for strategic investments and acquisitions.

Credit Facility

In December 2007, we entered into a senior secured credit facility with certain financial institutions consisting of a $375 million term loan and a $300 million revolving credit facility.  The following is a summary description of the terms of the credit agreement and other loan documents.

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

The credit agreement and the other documents entered into in connection with the credit facility include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets.  At March 31, 2009, we were in compliance with all debt covenants.

On January 26, 2009, we borrowed $100 million under our revolving credit facility to fund the repurchase of 13,564,699 shares of our common stock from Helix.  At March 31, 2009, we had $295 million outstanding under the term loan, $100 million outstanding under the revolving credit facility, and had issued letters of credit totaling $13.3 million to secure performance bonds.  At March 31, 2009, we had $186.7 million available under the revolving credit facility.  We expect to use the remaining availability under the revolving credit facility for working capital and other general corporate purposes as needed.

Contractual and Other Obligations

At March 31, 2009, our contractual obligations for long-term debt, payables and operating leases were as follows:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Payable to Helix	$3,610	$1,167	$1,799	$544	$100
Noncancelable operating leases and charters	22,687	4,308	6,873	5,616	5,890
Long-term financing obligations:
Principal	395,000	80,000	160,000	155,000	—
Interest(1)	33,562	12,780	17,204	3,578	—
Interest rate swap	1,490	1,490	—	—	—
Total contractual obligations	$456,349	$99,745	$185,876	$164,738	$5,990

_______________________

(1)

Assumes an interest rate based on three month LIBOR at March 31, 2009 plus a margin of 2.25% for the term loan and one month LIBOR plus a margin of 2.0% at March 31, 2009 for the revolver loan, and commitment fees of 0.5% on unused portion of revolver.

Off-Balance Sheet Arrangements

As of March 31, 2009, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2008 Form 10-K.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are interest rate risk and foreign currency exchange rate risk.  There have been no material changes in market risk as reported in our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of March 31, 2009, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including the CEO and CFO, concluded that as of March 31, 2009, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, we have concluded that no change in our internal control over financial reporting occurred during the last fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.  We implemented an enterprise resource planning system on January 1, 2009 but continued to perform the majority of controls following our previously tested control structure.  Resulting impacts on internal controls over financial reporting were evaluated and determined not to be significant for the quarter ended March 31, 2009.

PART II - OTHER INFORMATION

Item 1A.

Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future.  Important factors that could cause actual results to differ materially from our expectations include: changes in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, risks associated with our relationship with Helix, our controlling stockholder, and other risks detailed in Part I, Item 1A - Risk Factors in our 2008 Annual Report on Form 10-K.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis” of this Form 10-Q and in Part I, Item 1A “Risk Factors” of our 2008 Annual Report on Form 10-K.  There have been no material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the first quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
January 1 to January 31, 2009(1)	13,565,178	$6.34	—	N/A
February 1 to February 28, 2009(2)	17,465	5.05	—	N/A
March 1 to March 31, 2009(2)	713	5.28	—	N/A
	13,583,356	$6.34	—	N/A

________________________

(1)

Of the total amount purchased, 13,564,669 shares were repurchased from Helix for $6.34 per share, and the remainder represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

(2)

Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.

Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 18.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2009.

CAL DIVE INTERNATIONAL, INC.

By:	/s/ Quinn J. Hébert
Quinn J. Hébert President and Chief Executive Officer

By:	/s/ G. Kregg Lunsford
G. Kregg Lunsford Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		10-K	000-33206	3/1/07
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Quinn J. Hébert		10-K	000-33206	2/23/09
10.2*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Scott T. Naughton		10-K	000-33206	2/23/09
10.3*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and G. Kregg Lunsford		10-K	000-33206	2/23/09
10.4*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/23/09
10.5*	Annual Performance Bonus Plan		8-K	000-33206	12/17/08
10.6	Stock Repurchase Agreement, dated as of January 23, 2009, by and between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		8-K	000-33206	1/26/09
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
_______________________
* Indicates management contract or compensatory plan or arrangement.