Form 10-Q
period 2009-06-30
Cal Dive International, Inc.
filed 2009-07-31
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, the Registrant had 92,989,977 shares of Common Stock, $.01 par value per share, outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share par value)

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$87,005	$60,556
Accounts receivable -
Trade, net of allowance for doubtful accounts of $10,879 and $4,604, respectively	166,316	167,714
Contracts in progress	63,584	56,764
Helix, net	9,400	54,944
Deferred income taxes	5,512	5,562
Other current assets	25,732	23,597
Total current assets	357,549	369,137
Property and equipment	776,661	739,337
Less - Accumulated depreciation	(160,683)	(135,095)
	615,978	604,242
Other assets:
Goodwill	292,469	292,469
Deferred drydock costs	23,821	24,784
Other assets, net	14,810	18,976
Total assets	$1,304,627	$1,309,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,754	$77,440
Advanced billings on contracts	395	10,958
Current maturities of long-term debt	80,000	80,000
Income tax payable	12,849	14,900
Accrued liabilities	51,983	58,995
Total current liabilities	228,981	242,293
Long-term debt	295,000	235,000
Long-term payable to Helix	2,193	2,695
Deferred income taxes	121,374	116,790
Other long term liabilities	4,077	7,133
Total liabilities	651,625	603,911
Commitments and contingencies (Note 6)	—	—
Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 92,653 and 107,498 shares, respectively	927	1,075
Capital in excess of par value of common stock	394,499	488,841
Retained earnings	257,998	217,119
Accumulated other comprehensive loss	(422)	(1,338)
Total stockholders’ equity	653,002	705,697
Total liabilities and stockholders’ equity	$1,304,627	$1,309,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$260,316	$171,970	$467,369	$316,541
Cost of sales	189,555	124,714	357,803	244,595
Gross profit	70,761	47,256	109,566	71,946
Gain on sale of assets	—	209	—	209
Selling and administrative expenses	18,222	17,967	36,095	35,109
Provision for doubtful accounts	6,275	—	6,275	—
Income from operations	46,264	29,498	67,196	37,046
Interest expense, net	(3,710)	(4,842)	(7,364)	(11,511)
Other expense, net	(1,063)	(172)	(585)	(220)
Income before income taxes	41,491	24,484	59,247	25,315
Provision for income taxes	12,864	7,583	18,368	7,845
Net income	$28,627	$16,901	$40,879	$17,470
Net earnings per common share:
Basic net income per share	$0.30	$0.16	$0.43	$0.17
Diluted net income per share	$0.30	$0.16	$0.42	$0.17
Weighted average shares outstanding:
Basic	93,940	105,727	96,170	105,618
Fully-diluted	94,309	105,964	96,268	105,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$40,879	$17,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,441	34,302
Stock compensation expense	3,470	2,944
Deferred income tax expense	4,547	(390)
Gain on sale of assets	—	(209)
Changes in operating assets and liabilities:
Accounts receivable, net	40,782	79,764
Other current assets	(2,135)	(638)
Deferred drydock costs	(10,341)	(11,093)
Accounts payable and accrued liabilities	(415)	(93,755)
Other noncurrent, net	(3,308)	(1,638)
Net cash provided by operating activities	111,920	26,757

Cash Flows From Investing Activities:
Additions to property and equipment	(45,471)	(52,401)
Proceeds from sales of property	—	760
Net cash used in investing activities	(45,471)	(51,641)

Cash Flows From Financing Activities:
Repayments on term loan	(40,000)	(63,000)
Draws on revolving credit facility	100,000	32,500
Repurchase of common stock	(100,000)	—
Net cash used in financing activities	(40,000)	(30,500)

Net increase (decrease) in cash and cash equivalents	26,449	(55,384)
Cash and cash equivalents:
Balance, beginning of period	60,556	61,287
Balance, end of period	$87,005	$5,903

Supplemental Cash Flow Information:
Interest paid	$6,534	$11,391
Income taxes paid (refunded), net	$17, 564	$(3,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.   Preparation of Interim Financial Statements and Significant Accounting Policies

Preparation of Interim Financial Statements

We are a marine contractor that provides manned diving, pipelay and pipe burial, platform installation and platform salvage services to a diverse customer base in the offshore oil and natural gas industry.  Our complementary services offer an integrated solution to our customers, especially for complex subsea projects.  Our headquarters are located in Houston, Texas.

Our global footprint encompasses operations in the Gulf of Mexico Outer Continental Shelf, or OCS, the Northeastern U.S., Latin America, Southeast Asia, Australia, the Middle East, India and the Mediterranean.  We currently own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

As of June 30, 2009, Helix Energy Solutions Group, Inc. (“Helix”) owned 23,694,964 shares, or 25.6% of our common stock.  As of December 31, 2008, Helix owned 61,506,691 shares, or 57.2%, of our common stock.  On January 28, 2009, we repurchased and retired approximately 13.6 million shares of our common stock from Helix for approximately $86 million, or $6.34 per share.  On June 10, 2009, Helix completed a secondary public offering of 20 million shares of our common stock, and simultaneously with the closing of the offering, we repurchased from Helix and retired approximately 1.65 million shares of our common stock for approximately $14 million, or $8.50 per share, the price per share paid by the public investors in the offering.  Helix sold an additional 2.6 million shares of common stock on June 18, 2009 upon the exercise of the underwriters’ over-allotment option granted by Helix in connection with the offering.

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2008.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable.  We have conducted our subsequent events review through July 31, 2009, the date our financial statements were filed with the SEC.

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

Recently Issued Accounting Policies

The provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), became effective on January 1, 2009, and requires the retroactive adjustment of earnings per share (“EPS”) for prior periods.  See Note 9 - “Earnings Per Share.”

We adopted Financial Accounting Standards No. 165, Subsequent Events (“FAS No. 165”), in the second quarter of 2009.  FAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See Note 1 - “Preparation of Interim Financial Statements” for the related disclosures.  The adoption of FAS No. 165 did not have a material impact on our financial statements.

2.   Related Party Transactions

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $14.3 million and $21.7 million in the three and six months ended June 30, 2009, respectively, and $21.7 million and $33.4 million in the three and six months ended June 30, 2008, respectively.  Helix provided remotely operated vehicle services to us, and we recognized operating expenses of $2.9 million and $5.5 million in the three and six months ended June 30, 2009, respectively, and $3.8 million and $5.7 million for the three and six months ended June 30, 2008, respectively.  These services were performed at prevailing market rates.

In contemplation of our initial public offering (“IPO”), we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.  Upon completion of Helix’s secondary offering of shares of our common stock in June 2009, Helix ceased to own a majority of the total voting power of our common stock which changed or eliminated certain of the rights and obligations contained in these agreements.

Under the Corporate Services Agreement, Helix has provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services; (iii) information systems, network and communication services; and (iv) corporate facilities management services. Total allocated costs from Helix for such services were approximately $0.3 million and $0.8 million for the three and six months ended June 30, 2009, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2008, respectively.  We intend to terminate this agreement during the third quarter of 2009.

Pursuant to the Tax Matters Agreement, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before the IPO date, and we are generally responsible for all such taxes beginning after the IPO date.  In addition, the agreement provides that for a period of up to ten years, we are required to make aggregate payments to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction, which amount was agreed to be approximately $11.3 million.  As of June 30, 2009, the current and long-term tax benefits payable to Helix were $1.1 million and $2.2 million, respectively.  The reduction in Helix’s percentage ownership of our common stock had no effect on this obligation.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash periodically.  At June 30, 2009 and December 31, 2008, the net current amount due from Helix was $9.4 million and $54.9, respectively.

On January 28, 2009, we repurchased and retired approximately 13.6 million shares of our common stock from Helix for approximately $86 million, or $6.34 per share.  On June 10, 2009, simultaneously with the closing of Helix’s secondary offering of shares of our common stock, we repurchased from Helix and retired approximately 1.65 million shares of our common stock for $14 million, or $8.50 per share, the price per share paid by the public investors in the offering.

3.   Details of Certain Accounts

Other current assets consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Insurance claims to be reimbursed	$5,980	$7,840
Prepaid job costs	3,545	3,012
Prepaid other	3,750	4,234
Supplies and spare parts inventory	2,809	2,776
Other receivables	3,874	5,643
Other	5,774	92
	$25,732	$23,597

Other long-term assets, net, consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Intangible assets with definite lives, net	$4,492	$6,510
Deferred financing costs	4,103	4,689
Equipment deposits and other	6,215	7,777
	$14,810	$18,976

Accrued liabilities consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Accrued payroll and related benefits	$15,645	$19,636
Insurance claims to be reimbursed	5,980	7,840
Accrued insurance	13,014	14,634
Interest rate swap	1,452	1,378
Accrued taxes other than income	5,363	5,558
Other	10,529	9,949
	$51,983	$58,995

4.   Long-term Debt

We have a senior secured credit facility with certain financial institutions, consisting of a term loan and a $300 million revolving credit facility.  As of June 30, 2009, we had outstanding debt of $275.0 million under the term loan and $100.0 million under the revolving credit facility with approximately $190.0 million available for borrowings.  At June 30, 2009, approximately $10.0 million of this facility was used to support letters of credit issued to secure performance bonds.  The weighted-average interest rate was 3.48% (LIBOR plus 2.25%) on the $275.0 million outstanding under the term loan and 2.32% (LIBOR plus 2%) on the $100.0 million outstanding under the revolving credit facility at June 30, 2009.  The revolving and term loans under this facility mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan.

At June 30, 2009 and December 31, 2008, we were in compliance with all debt covenants.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

5.   Income Taxes

Our effective tax rate was 31% for the three and six months ended June 30, 2009 and 2008.  The overall lower effective tax rate of 31%, as compared to the corporate tax rate in the United States of 35%, is primarily attributable to a percentage of profits being derived from foreign tax jurisdictions with lower income tax rates.

As of December 31, 2008, we had $5.4 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.  We paid $1.9 million of this liability during the second quarter of 2009, resulting in a $3.8 million long-term liability for uncertain tax benefits, interest and penalty recorded at June 30, 2009.

We believe our recorded tax assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.  See Note 6 — “Commitments and Contingencies — Tax Assessment.”

6.   Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim.  Insurance reimbursements are recorded when the realization of the claim for recovery of a loss is deemed probable.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated balance sheets.  Such amounts were $6.0 million and $7.8 million as of June 30, 2009 and December 31, 2008, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

During the second quarter of 2009, we recognized an insurance recovery of $3.9 million for a specific claim incurred in a prior year during the normal course of business, which is reflected as a reduction to cost of sales in the accompanying consolidated condensed statement of operations.

We sustained damage to certain of our facilities, equipment and two vessels in hurricanes Gustav and Ike during the third quarter of 2008. We estimate total repairs resulting from the hurricanes will be $6.1 million before expected insurance reimbursements (subject to an apportioned aggregate deductible of approximately $0.3 million). These costs are recorded as incurred and are expected to be completed during 2009. The following table summarizes the claims and reimbursements affecting our cost of sales accounts resulting from damages sustained by hurricanes Gustav and Ike (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Since Inception in September 2008
Hurricane repair costs	$383	$610	$4,547
Insurance recoveries for hurricane repair costs	(2,611)	(2,611)	(4,945)
Net reduction on cost of sales	$(2,228)	$(2,001)	$(398)

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters expose us to potential significant liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, we assumed and have agreed to indemnify Helix for liabilities related to our business, other than tax liabilities relating to our pre-IPO operations.

Tax Assessment

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims that it is due unpaid taxes related to services performed among our subsidiaries.  We have consulted with our Mexican counsel and believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our consolidated financial position and results of operations.  Horizon’s 2004 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes, with 2004 currently under audit.

7.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues of $83.3 million and $175.7 million for the three and six months ended June 30, 2009, respectively, and $46.4 million and $118.4 million for the three and six months ended June 30, 2008, respectively, from foreign locations. We strategically evaluate the deployment of our assets and globally reposition vessels based on the dynamic needs of our clients and the markets in which they operate.  Net property and equipment in foreign locations were $157.6 million at June 30, 2009.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

8.   Earnings Per Share

FSP EITF 03-6-1 became effective January 1, 2009 with retrospective application. Under FSP EITF 03-6-1, unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) are considered participating securities and are required to be included in computing earnings per share under the two-class method.  Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents and the income included in the numerator excludes the effects of the impact of dilutive common stock equivalents, if any.  The components of basic and diluted EPS for common shares under the two-class method for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income	$28,627	$16,901	$40,879	$17,470
Less: Undistributed net income allocated to unvested restricted stock	817	225	1,152	215
Undistributed net income attributable common shares	$27,810	$16,676	$39,727	$17,255

Denominator:
Basic EPS weighted average shares outstanding	93,940	105,727	96,170	105,618
Dilutive restricted stock and employee stock purchase plan	369	237	98	173
Diluted EPS weighted-average shares outstanding	94,309	105,964	96,268	105,791

Earnings per Share:
Total basic	$0.30	$0.16	$0.43	$0.17
Total diluted	$0.30	$0.16	$0.42	$0.17

The adoption of FSP EITF 03-6-1 had no impact on previously reported basic and fully-diluted EPS of $0.16 and $0.17 for the three and six months ended June 30, 2008.

9.   Comprehensive Income

The components of total comprehensive income for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$28,627	$16,901	$40,879	$17,470
Foreign currency translation gain (loss)	733	(953)	738	(953)
Unrealized gain on interest rate swap	25	1,311	178	1,311
Total comprehensive income	$29,385	$17,259	$41,795	$17,828

The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30,	December 31,
	2009	2008
Cumulative foreign currency translation adjustment	$521	$(217)
Unrealized loss on interest rate swap	(943)	(1,121)
Accumulated other comprehensive loss	$(422)	$(1,338)

We reclassified $0.4 million and $0.7 million, respectively, from other comprehensive income into interest expense during the three and six months ended June 30, 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Recent Developments

As of December 31, 2008, Helix owned 61,506,691 shares, or 57.2%, of our common stock.  On January 28, 2009, we repurchased and retired approximately 13.6 million shares of our common stock from Helix for approximately $86 million, or $6.34 per share.  On June 10, 2009, Helix completed a secondary public offering of

20 million shares of our common stock, and simultaneously with the closing of the offering, we repurchased from Helix and retired approximately 1.65 million shares of our common stock for approximately $14 million, or $8.50 per share, the price per share paid by the public investors in the offering.  Helix sold an additional 2.6 million shares of common stock on June 18, 2009 upon the exercise of the underwriters’ over-allotment option granted by Helix in connection with the offering.  Upon completion of these transactions, as of June 30, 2009, Helix owned 23,694,964 shares, or 25.6% of our common stock.  We funded the share repurchases with borrowings of $100 million under our revolving credit facility.

The decrease in Helix’s ownership of our common stock to less than a majority interest changed or eliminated certain of the rights and obligations contained in the several agreements with Helix that we entered into in contemplation of our IPO, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.

Pursuant to the Corporate Services Agreement, each party agreed to provide certain administrative and operational services to the other.  The costs included in our condensed consolidated statements of operations for these shared services have been allocated to us based on actual direct costs incurred, headcount, work hours or revenues. We and Helix consider these allocations to be a reasonable reflection of our respective utilization of services provided.  The services we provide each other under this agreement have been reduced each year by amendments to the agreement and for 2009, we have provided no services to Helix and Helix has provided us with (i) limited information systems, network and communications services and (ii) insurance (including claims) services.  Following completion of the offering, we continued to reduce these services and we intend to terminate the Corporate Services Agreement in the third quarter of 2009.

Business and Outlook

The onset of the global recession in the fall of 2008 and the resulting decrease in worldwide demand for hydrocarbons have caused many oil and gas companies to curtail capital spending.  Despite the current financial market and economic environment, we experienced steady demand for our services in the first six months of 2009 driven in part by increased domestic and international new construction activities and the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008.  Given the uncertainty of how long the current recessionary conditions will continue, it is difficult to predict to what extent these events will affect our overall activity level for the remainder of 2009.  Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and gas production, which should drive long-term demand for our services.

Year-to-Date Performance

We earned net income of $40.9 million for the six months ended June 30, 2009 compared to $17.5 million for the same period in 2008.  The $23.4 million improvement over the same period last year is due to increased vessel utilization as a result of increased domestic and international new construction activities and increased demand for our diving assets for inspection, repair and salvage work following hurricanes Gustav and Ike, as well as lower interest expense resulting from lower variable interest rates on our credit facility.  The total fleet effective utilization was 68% and 63%, respectively, for the three and six months ended June 30, 2009 compared to 60% and 47%, respectively, for the same periods in 2008.

Backlog

As of June 30, 2009, our backlog supported by written agreements or contract awards totaled approximately $284 million, compared to approximately $350 million as of December 31, 2008 and $484 million at June 30, 2008.  The majority of our backlog is expected to be performed during 2009, except for $71 million which we expect to perform in 2010 and 2011.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because of the significant percentage of our revenues derived from the spot market, which are not reflected in our backlog.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  The seasonal impact on utilization during the first half of 2009 was somewhat offset by increased demand for inspection, repair and salvage work as a result of hurricanes Gustav and Ike.

The following table shows the size of our fleet and effective utilization of our vessels during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	89%	8	92%	8	90%	8	80%
Surface and Mixed Gas Diving	13	70%	13	63%	13	66%	13	45%
Construction Barges	10	50%	10	39%	10	39%	10	30%
Total Fleet	31	68%	31	60%	31	63%	31	47%

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

Results of Operations

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues.  For the three months ended June 30, 2009, our revenues increased $88.3 million, or 51%, to $260.3 million, compared to $172.0 million for the three months ended June 30, 2008. This increase was due to increased domestic and international new construction activities and increased demand for hurricane-related repair and salvage activity following hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008.  The total fleet effective utilization was 68% for the second quarter of 2009 compared to 60% for the same period in 2008.

Gross profit.  Gross profit for the three months ended June 30, 2009 increased $23.5 million, or 50%, to $70.8 million, compared to $47.3 million for the three months ended June 30, 2008. This increase was primarily attributable to increased utilization due to increased domestic and international new construction activities and hurricane-related repair and salvage activity following hurricanes Gustav and Ike.  In addition, we recorded a $6.1 million reduction to cost of sales during the three months ended June 30, 2009 related to insurance recoveries, net of expenses recorded, for damages incurred to our property and equipment during hurricanes Gustav and Ike and a claim from a prior year incurred during the normal course of business.

Selling and administrative expenses.  Selling and administrative expenses of $18.2 million for the three months ended June 30, 2009 were $0.3 million higher than the $18.0 million incurred in the three months ended June 30, 2008.  Selling and administrative expenses as a percentage of net revenues were 7% for the second quarter of 2009 compared to 10% for the second quarter of 2008.

Provision for doubtful accounts.  Provision for doubtful accounts of $6.3 million were recorded in the three months ended June 30, 2009 based on management’s judgment that the collection of certain trade receivables recorded on our balance sheet at June 30, 2009 had become doubtful based on changes in current facts and circumstances.  No provision for doubtful accounts was recorded during the three months ended June 30, 2008.

Net interest expense.  Net interest expense in the second quarter of 2009 was $3.7 million as compared to $4.8 million in the second quarter of 2008.  This decrease was due to lower variable interest rates associated with our credit facility during the second quarter of 2009 compared to the second quarter of 2008.

Other expenses, net.  Other expenses, net was $1.1 million in the second quarter of 2009 compared to $0.2 million in the second quarter of 2008.  The increase in other expenses is primarily due to foreign currency exchange losses on transactions conducted in currencies other than the U.S. dollar as a result of increased activity in international markets.

Income taxes.  Income taxes were $12.9 million and $7.6 million for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate was 31.0% for the second quarter of 2009 and 2008.

Net income.  Net income of $28.6 million for the three months ended June 30, 2009 was $11.7 million higher than net income of $16.9 million for the three months ended June 30, 2008 as a result of the factors described above.

Comparison of Six Months Ended June 30, 2009 and 2008

Revenues.  For the six months ended June 30, 2009, our revenues increased $150.8 million, or 48%, to $467.4 million, compared to $316.5 million for the six months ended June 30, 2008. The increase is due to increased vessel utilization as a result of increased domestic and international new construction activities and increased demand for hurricane-related repair and salvage activity following hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008.  The total fleet effective utilization was 63% for the first six months of 2009 compared to 47% for the same period of 2008.

Gross profit.  Gross profit for the six months ended June 30, 2009 increased $37.6 million, or 52%, to $109.6 million, compared to $71.9 million for the six months ended June 30, 2008.  This increase was primarily attributable to increased utilization due to increased domestic and international new construction activities and hurricane-related repair and salvage activity following hurricanes Gustav and Ike.  In addition, we recorded a $5.9 million reduction to cost of sales during the six months ended June 30, 2009 related to insurance recoveries, net of expenses recorded, for damages incurred to our property and equipment during hurricanes Gustav and Ike and a claim from a prior year incurred during the normal course of business.

Selling and administrative expenses.  Selling and administrative expenses of $36.1 million for the six months ended June 30, 2009 were $1.0 million higher than the $35.1 million incurred in the six months ended June 30, 2008. Selling and administrative expenses as a percentage of net revenues were 8% for the first six months of 2009 compared to 11% for the same period of 2008.

Provision for doubtful accounts.  Provision for doubtful accounts of $6.3 million were recorded in the six months ended June 30, 2009 based on management’s judgment that the collection of certain trade receivables recorded on our balance sheet at June 30, 2009 had become doubtful based on changes in current facts and circumstances.  No provision for doubtful accounts was recorded during the six months ended June 30, 2008.

Net interest expense.  Net interest expense in the first six months of 2009 was $7.4 million as compared to net interest expense of $11.5 million in the first six months of 2008.  This decrease was due to lower variable interest rates associated with our credit facility during the second quarter of 2009 compared to the second quarter of 2008.

Other expenses, net.  Other expenses, net was $0.6 million in the first half of 2009 compared to $0.2 million in the first half of 2008.  The increase in other expenses is primarily due to foreign currency exchange losses on transactions conducted in currencies other than the U.S. dollar as a result of increased activity in international markets.

Income taxes.  Income taxes were $18.4 million and $7.8 million for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate was 31.0%.

Net income.  Net income of $40.9 million for the six months ended June 30, 2009 was $23.4 million higher than net income of $17.5 million for the six months ended June 30, 2008 as a result of the factors described above.

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

We have a senior secured credit facility, which consists of a term loan and a $300 million revolving credit facility, with certain financial institutions.  At June 30, 2009, we had outstanding debt of $275 million under the term loan and $100 million under the revolving credit facility, $87.0 million of cash on hand and $190.0 million available under our revolving credit facility.  The revolving and term loans under this facility mature on December 11, 2012, with quarterly principal payments of $20 million payable on the term loan.  We may pay down or borrow from the revolving credit facility as business needs merit.  At June 30, 2009, we had issued and outstanding letters of credit to secure performance bonds of $10.0 million under our revolving credit facility and $12.5 million on an unsecured basis with another financial institution. See “Credit Facility” below.

As of July 28, 2009, we had outstanding debt of $375 million under our credit facility, $95.3 million cash on hand and $190.0 million available under our revolving credit facility.

We are closely monitoring the effects of the current downturn in the global economy and remain focused on our liquidity, planned spending and access to capital, as well as the financial wellbeing of our clients, suppliers, and the lending institutions that participate in our credit facility.

Cash Flows

During the six months ended June 30, 2009 and 2008, we generated positive operating cash flow of approximately $111.9 million and $26.8 million, respectively.  We utilized our operating cash flow to fund capital expenditures and recertification costs and to reduce our debt.  In January 2009, we borrowed $100 million under our revolving credit facility to repurchase and retire $86 million of our common stock from Helix.  The remaining $14 million of cash borrowed was used to repurchase and retire additional shares of our common stock from Helix in June 2009.  For the six months ended June 30, 2009 and 2008, our cash flows are summarized as follows (in thousands):

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flow from operations:
Net income	$40,879	$17,470
Non-cash income adjustments	46,458	36,647
Change in accounts receivable and other current assets	38,647	79,126
Change in accounts payable and accrued liabilities	(415)	(93,755)
Additions to deferred drydock costs	(10,341)	(11,093)
Other noncurrent, net	(3,308)	(1,638)
Total cash flow from operations	111,920	26,757

Other cash inflows:
Net proceeds from drawdowns on revolving credit facility	100,000	32,500
Proceeds from sales of assets	—	760
Total other cash inflows	100,000	33,260

Other cash outflows:
Additions to property and equipment	(45,471)	(52,401)
Repayment on credit facility	(40,000)	(63,000)
Repurchase of common stock from Helix	(100,000)	—
Total other cash outflows	(185,471)	(115,401)

Net increase (decrease) in cash	$26,449	$(55,384)

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks on our vessels as well as costs for major replacements and improvements, which extend the vessel’s economic useful life. Inclusive of accrued costs, total capital expenditures incurred for these activities during the three and six months ended June 30, 2009 include $3.9 million and $9.4, respectively, for recertification costs, and $17.5 million and $37.3 million, respectively, relating to steel and equipment replacement, equipment purchases and operating lease improvements.  For 2009, we anticipate capital expenditures, excluding acquisitions, of $78 million for recertification costs for regulatory drydocks and for replacements and vessel improvements.  We may also incur capital expenditures for strategic investments and acquisitions.

Credit Facility

In December 2007, we entered into a senior secured credit facility with certain financial institutions consisting of a $375 million term loan and a $300 million revolving credit facility.  The following is a summary description of the terms of the credit agreement and other loan documents.

The term loans and the revolving loans consist of loans bearing interest in relation to the Federal Funds Rate or to the lenders’ base rate, known as Base Rate Loans, and loans bearing interest in relation to a LIBOR rate, known as Eurodollar Rate Loans, in each case plus an applicable margin.  The margins on the revolving loans range from 0.75% to 1.50% on Base Rate Loans and 1.75% to 2.50% on Eurodollar Rate Loans.  The margins on the term loan are 1.25% on Base Rate Loans and 2.25% on Eurodollar Rate Loans.  The revolving loans and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan. We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty. In addition, a commitment fee ranging from 0.375% to 0.50% is payable on the portion of the lenders’ aggregate commitment which is not used for a borrowing or a letter of credit. Margins on the revolving loans and the commitment fee fluctuate in relation to our consolidated leverage ratio as provided in the credit agreement.

The credit agreement and the other documents entered into in connection with the credit facility include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets.  At June 30, 2009, we were in compliance with all debt covenants.

On January 26, 2009, we borrowed $100 million under our revolving credit facility, which we used to fund the repurchase from Helix and retirement of approximately 13.6 million shares of our common stock in January 2009 for $6.34 per share, and approximately 1.65 million shares of our common stock in June 2009 for $8.50 per share.  At June 30, 2009, we had $275 million outstanding under the term loan, $100 million outstanding under the revolving credit facility and had issued letters of credit totaling $10 million to secure performance bonds.  At June 30, 2009 we had $190 million available under the revolving credit facility.  We expect to use the remaining availability under the revolving credit facility for working capital, strategic investments and acquisitions, and other general corporate purposes as needed.

Off-Balance Sheet Arrangements

As of June 30, 2009, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2008 Form 10-K.

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

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  The rules refer to controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  As of June 30, 2009, the Company’s management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, management, including the CEO and CFO, concluded that as of June 30, 2009, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Based on the most recent evaluation, we have concluded that no change in our internal control over financial reporting occurred during the last fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.  We implemented an enterprise resource planning system on January 1, 2009 but continued to perform the majority of controls following our previously tested control structure.  Resulting impacts on internal controls over financial reporting were evaluated and determined not to be significant for the quarter ended June 30, 2009.

PART II - OTHER INFORMATION

Item 1A.

Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future. Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil and in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, risks associated with our relationship with Helix, and other risks detailed in Part I, Item 1A - Risk Factors in our 2008 Annual Report on Form 10-K.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Information regarding risk factors appears in Part I, Item 2 “Management’s Discussion and Analysis” of this Form 10-Q and in Part I, Item 1A “Risk Factors” of our 2008 Annual Report on Form 10-K.  Except as set forth below, there have been no material changes to the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Risks Relating to Our Relationship with Helix and to our Common Stock

Helix  continues to own a significant interest in our company and the interests of Helix may conflict with those of our other stockholders.

Following the completion of the secondary offering and related transactions in June 2009, Helix owns approximately 25.6% of our common stock. Of our six person board, our Chairman is also the chairman and an executive officer of Helix and another of our directors is a director of Helix. Although Helix does not have the ability to control our board or the business and affairs of our company, it does have the ability to exercise substantial influence with respect to matters requiring the affirmative vote of our stockholders.

As long as Helix continues to hold more than 20% of the total voting power of our common stock, any proposal regarding the removal of a director or amendment to certain provisions of our organizational documents will require the affirmative vote of Helix in order to be approved.

Conflicts of interest may arise between Helix and us that could be resolved in a manner unfavorable to us.

Questions relating to conflicts of interest may arise between Helix and us in a number of areas relating to our past and ongoing relationships, including the continuing participation of two Helix directors as members of our board of directors. There is no guarantee that the resolution to any such conflicts will be resolved in a manner favorable to us.

If Helix engages in the same type of business we conduct or takes advantage of business opportunities that might be attractive to us, our ability to operate successfully and expand our business may be hampered.

Our amended and restated certificate of incorporation provides that, subject to any contractual provision to the contrary, Helix may:

•

engage in the same or similar business activities or lines of business as us, and

•

do business with any of our clients, customers or vendors.

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and Helix and its officers and directors who are directors of our company, on the other hand. This corporate opportunity policy does not terminate until (i) Helix ceases to own at least 20% of the total voting power of our common stock, and (ii) none of our officers or directors also serve as officers or directors of Helix.

The policy provides that if Helix acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Helix and us, we will have renounced our interest in the corporate opportunity. It also provides that if one of our directors who is also a director or officer of Helix learns of a potential transaction or matter that may be a corporate opportunity for both Helix and us, we will have renounced our interest in the corporate opportunity, unless that opportunity is expressly offered to that person in writing solely in his capacity as our director.

Additionally, if one of our directors who also serves as a director or officer of Helix learns of a potential transaction or matter that may be a corporate opportunity for both Helix and us, the policy provides that the director will have no duty to communicate or present that corporate opportunity to us and will not be liable to us or our stockholders for breach of fiduciary duty by reason of Helix’s actions with respect to that corporate opportunity.

Future sales or distributions of our shares by Helix could depress the market price for shares of our common stock.

Helix may sell all or part of the remaining shares of our common stock that it owns or distribute those shares to its stockholders. Sales or distributions by Helix of substantial amounts of our common stock in the public market or to its stockholders could adversely affect prevailing market prices for our common stock. Except with respect to the 90 day lockup period provided for in the underwriting agreement entered into in connection with the secondary offering, Helix is not subject to any contractual obligation that would prohibit it from selling, spinning off, splitting off or otherwise disposing of any shares of our common stock. Pursuant to a request made by Helix under a registration rights agreement we entered into in connection with our initial public offering, we have filed a shelf registration statement on Form S-3 to register for re-sale all of the shares of our common stock held by Helix. Helix has publicly announced its intention to explore strategic alternatives or pursue additional opportunities with respect to the disposition of its remaining shares of our common stock.

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

Provisions in our corporate governance documents and Delaware law may delay or prevent an acquisition of us that our stockholders may consider favorable.

Our amended and restated certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include supermajority voting requirements with respect to the removal of directors and amendment of certain provisions of our organizational documents, provisions for a classified board of directors and limitations on action by our stockholders by written consent. Our board of directors also has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

In addition to anti-takeover protections contained in our corporate governance documents, Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law do not currently apply to Helix, but would apply to any other stockholder seeking to acquire control of the company.

While we enjoy certain anti-takeover protections afforded under Delaware law and applicable provisions of our organizational documents as described above, we may be more susceptible to take-over action from third parties now that Helix no longer holds a controlling interest in our company. While our board of directors may consider the approval and adoption of other customary anti-takeover measures to attempt to mitigate these risks, such as the adoption of a shareholder rights plan, no decision in this regard has been made by our board.

Our common stock is subject to restrictions on foreign ownership.

We are subject to government regulations pursuant to the Shipping Act, 1916, as amended, the Merchant Marine Act, 1920, as amended, the Merchant Marine Act, 1936, as amended, and the regulations promulgated thereunder, as such laws and regulations may be amended from time to time. In an effort to assure that we remain in compliance with the citizenship requirements of these laws, our amended and restated certificate of incorporation contains provisions limiting non-U.S. citizenship ownership of our capital stock. Generally speaking, under such restrictions, transfers or purported transfers of our capital stock that result in one or more non-U.S. citizens owning or controlling capital stock (or the voting power thereof) in the aggregate in excess of 25% of our outstanding capital stock, are void (subject to our board of directors determining otherwise) and any shares owned or controlled by a non-U.S. citizen in excess of such percentage shall not be entitled to receive dividends or distributions or to vote with respect to any matter submitted to our stockholders. Such restrictions may make our capital stock less attractive to potential investors, which may result in our common stock having a lower market price than it might have in the absence of such restrictions and redemption rights. In addition, if we do not comply with these restrictions, we could be deemed to have undertaken an unapproved foreign transfer, resulting in significant penalties and fines.

Risks Relating to our Business

We are subject to extensive federal, state, local and other laws and regulations that could adversely affect the manner or feasibility of conducting our operations.

Changes to existing regulations or new regulations may unfavorably impact us.  For example, the U.S. Customs and Border Protection Agency recently issued a proposed modification to its interpretation of "coastwise trade" under the Jones Act that, if adopted, would deem the transportation of most project related equipment and materials to be considered “coastwise trade” that under the Jones Act must be performed by U.S. owned, constructed and flagged vessels.  If adopted, this revised ruling could lead to operational delays or increased operating costs in instances where we would be required to transport such materials and equipment using coastwise qualified vessels to support the operations of our foreign flagged vessels on the OCS.  We have not yet fully assessed the impact that this proposed rule may have on our operations.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
April 1 to April 30, 2009(1)	322	$ 7.97	—	N/A
May 1 to May 31, 2009(1)	227	9.97	—	N/A
June 1 to June 30, 2009(2)	1,647,058	8.50	—	N/A
	1,647,607	$ 8.50	—	N/A

_______________________

(1)

Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted shares.

(2)

Represents shares repurchased from Helix in connection with Helix’s secondary public offering.

Item 4.

Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 12, 2009, the following proposal was adopted by the margins indicated:

1.

To elect two Class III directors, each to serve until the annual meeting of stockholders of the Company to be held in 2012 and until his succession is duly elected and has qualified:

	FOR	WITHHOLD AUTHORITY	ABSTAIN	BROKER NON-VOTE
Quinn J. Hébert	87,849,330	1,208,487	1,305,596	0
Todd A. Dittmann	87,359,945	1,697,872	1,305,596	0

The following directors continue to serve on our board following this action:  Owen E. Kratz, David E. Preng, William L. Transier and John T. Mills.

Item 6.

Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 21.

Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2009.

CAL DIVE INTERNATIONAL, INC.

By:	/s/ Quinn J. Hébert
Quinn J. Hébert President and Chief Executive Officer

By:	/s/ G. Kregg Lunsford
G. Kregg Lunsford Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		10-K	001-33206	3/1/07
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1	Stock Repurchase Agreement dated as of May 29, 2009 by and between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		8-K	001-33206	6/1/09
10.2

Underwriting Agreement dated as of June 4, 2009 by and among Cal Dive International, Inc., Helix Energy Solutions Group, Inc. and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives for the several underwriters named therein

			8-K	001-33206	6/5/09
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X