Form 10-Q
period 2009-09-30
Cal Dive International, Inc.
filed 2009-10-30
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

(713) 361-2600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of October 30, 2009, the Registrant had issued and outstanding 92,960,527 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or its subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except per share par value)

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$124,586	$60,556
Accounts receivable -
Trade, net of allowance for doubtful accounts of $10,952 and $4,604, respectively	162,726	167,714
Contracts in progress	45,958	56,764
Affiliated, net	—	54,944
Deferred income taxes	6,821	5,562
Other current assets	27,154	23,597
Total current assets	367,245	369,137
Property and equipment	790,169	739,337
Less - Accumulated depreciation	(174,175)	(135,095)
	615,994	604,242
Other assets:
Goodwill	292,469	292,469
Deferred drydock costs	20,829	24,784
Other assets, net	13,598	18,976
Total assets	$1,310,135	$1,309,608
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,533	$77,440
Advanced billings on contracts	6,370	10,958
Current maturities of long-term debt	80,000	80,000
Accrued liabilities	53,387	58,995
Income tax payable	13,673	14,900
Total current liabilities	214,963	242,293
Long-term debt	275,000	235,000
Long-term payable to affiliate	—	2,695
Deferred income taxes	123,351	116,790
Other long term liabilities	6,286	7,133
Total liabilities	619,600	603,911
Commitments and contingencies
Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 92,958 and 107,498 shares, respectively	930	1,075
Capital in excess of par value of common stock	398,289	488,841
Accumulated other comprehensive income (loss)	410	(1,338)
Retained earnings	290,906	217,119
Total stockholders’ equity	690,535	705,697
Total liabilities and stockholders’ equity	$1,310,135	$1,309,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$214,597	$278,709	$681,966	$595,250
Cost of sales	144,466	186,166	502,269	430,761
Gross profit	70,131	92,543	179,697	164,489
Gain (loss) on sale of assets	—	(23)	—	186
Selling and administrative expenses	17,629	19,801	53,724	54,910
Provision for doubtful accounts	202	—	6,477	—
Income from operations	52,300	72,719	119,496	109,765
Interest expense, net	(3,234)	(4,999)	(10,598)	(16,509)
Other income (expense), net	191	(157)	(394)	(378)
Income before income taxes	49,257	67,563	108,504	92,878
Provision for income taxes	16,349	21,630	34,717	29,475
Net income	$32,908	$45,933	$73,787	$63,403

Net earnings per common share:
Basic net income per share	$0.35	$0.43	$0.78	$0.60
Fully diluted net income per share	$0.35	$0.43	$0.77	$0.60

Weighted average shares outstanding:
Basic	92,945	105,880	95,083	105,706
Fully diluted	93,571	106,087	95,399	105,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$73,787	$63,403
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,844	52,160
Stock compensation expense	5,329	4,399
Deferred income tax expense	5,129	12,029
Provision for doubtful accounts	6,477	—
Gain on sale of assets	—	(186)
Changes in operating assets and liabilities:
Accounts receivable, net	64,731	8,980
Other current assets	(3,557)	(1,205)
Deferred drydock costs	(10,714)	(15,361)
Accounts payable and accrued liabilities	(24,247)	(53,906)
Other noncurrent, net	(1,618)	293
Net cash provided by operating activities	173,161	70,606

Cash Flows From Investing Activities:
Additions to property and equipment	(49,131)	(70,750)
Proceeds from sales of property and equipment	—	1,778
Net cash used in investing activities	(49,131)	(68,972)

Cash Flows From Financing Activities:
Repayments on term loan	(60,000)	(101,100)
Draws on revolving credit facility	100,000	61,100
Repurchase of common stock	(100,000)	—
Net cash used in financing activities	(60,000)	(40,000)

Net increase (decrease) in cash and cash equivalents	64,030	(38,366)
Cash and cash equivalents:
Balance, beginning of period	60,556	61,287
Balance, end of period	$124,586	$22,921

Supplemental Cash Flow Information:
Interest paid	$9,234	$16,135
Income taxes paid (refunded), net	$32,520	$(2,854)

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

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2008.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (all of which are normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows, as applicable.  We have conducted our subsequent events review through October 30, 2009, the date these interim condensed consolidated financial statements were filed with the SEC.

Our balance sheet as of December 31, 2008 included herein has been derived from the audited balance sheet as of December 31, 2008 included in our 2008 Annual Report on Form 10-K.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to the current period presentation, none of which affected our reported net income or stockholders’ equity.  Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2009.

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

Recently Issued Accounting Policies

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which established the FASB Accounting Standards CodificationTM  (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  Effective July 1, 2009, the Codification superseded all existing non-SEC accounting and reporting standards.  The adoption of this standard did not have a material impact on our financial statements.

On June 30, 2009, we adopted the provisions of a new accounting standard relating to subsequent events, which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for the use of such date, specifically, whether that date represents the date the financial statements were issued or were available to be issued.  See Note 1 – “Preparation of Interim Financial Statements” for the related disclosures.  The adoption of this standard did not have a material impact on our financial statements.

On January 1, 2009, we adopted an update to accounting standards related to accounting for instruments granted in share-based payment transactions as participating securities.  This update provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  The provisions of this update require the retroactive adjustment of earnings per share for prior periods.  See Note 8 – “Earnings Per Share” for the related disclosures.

2.   Related Party Transactions

Helix Energy Solutions Group, Inc. (“Helix”) owned 61,506,691 shares, or 57.2%, of our common stock as of December 31, 2008. During 2009, Helix reduced its ownership to 500,000 of our shares, or less than 1% of our common stock, at September 30, 2009 through the following transactions:

•

On January 28, 2009, we repurchased and retired approximately 13.6 million shares of our common stock from Helix for approximately $86 million, or $6.34 per share.

•

On June 10, 2009, Helix completed a secondary public offering of 20 million shares of our common stock, and simultaneously with the closing of the offering, we repurchased from Helix approximately 1.65 million shares of our common stock for approximately $14 million, or $8.50 per share, the price per share paid by the public investors in the offering and retired such shares.  Helix sold an additional 2.6 million shares of common stock on June 18, 2009 upon the exercise of the underwriters’ over-allotment option granted by Helix in connection with the secondary offering.  We did not receive any proceeds from Helix’s sale of our common stock.

•

On September 23, 2009, Helix completed an additional secondary public offering of 20.6 million shares of our common stock for $10.00 per share.  Helix sold an additional 2.6 million shares of our common stock on September 29, 2009 upon the exercise of the underwriters’ over-allotment option granted by Helix in connection with this secondary offering.  We did not receive any proceeds from Helix’s sale of our common stock.

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $11.3 million and $33.0 million in the three and nine months ended September 30, 2009, respectively, and $28.3 million and $61.7 million in the three and nine months ended September 30, 2008, respectively.  Helix provided remotely operated vehicle services to us, and we recognized operating expenses of $4.2 million and $9.7 million in the three and nine months ended September 30, 2009, respectively, and $11.2 million and $18.8 million for the three and nine months ended September 30, 2008, respectively.  These services were provided at prevailing market rates.

In contemplation of our December 2006 initial public offering (“IPO”), we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters

Agreement. Upon completion of Helix’s secondary offering of shares of our common stock in June 2009, Helix ceased to own a majority of the total voting power of our common stock which changed or eliminated most, but not all, of the rights and obligations contained in these agreements.

Under a Corporate Services Agreement that we terminated in the third quarter of 2009, Helix provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services; (iii) information systems, network and communication services; and (iv) corporate facilities management services. The costs of these administrative services were allocated to us based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. Total allocated costs from Helix for such services were less than $0.1 million and approximately $0.9 million for the three and nine months ended September 30, 2009, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2008, respectively.

Pursuant to the Tax Matters Agreement, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before the IPO date, and we are generally responsible for all such taxes beginning after the IPO date.  In addition, the agreement provides that for a period of up to ten years, we are required to make aggregate payments to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction, which amount was agreed to be approximately $11.3 million.  As of September 30, 2009, the current and long-term tax benefits payable to Helix were $1.1 million and $1.9 million, respectively.  The reduction in Helix’s percentage ownership of our common stock had no effect on this obligation.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash periodically.  At September 30, 2009 and December 31, 2008, the net current amount due from Helix was $4.9 million and $54.9, respectively.  As we are no longer an affiliate of Helix at September 30, 2009, the net current amount due from Helix of $4.9 million is included in accounts receivable, trade and contracts in progress on our condensed consolidated balance sheet.

3.   Details of Certain Accounts

Other current assets consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Insurance claims to be reimbursed	$5,952	$7,840
Prepaid job costs	3,430	3,012
Prepaid insurance	7,381	—
Prepaid other	1,304	4,234
Supplies and spare parts inventory	3,086	2,776
Other receivables	4,123	5,643
Other	1,878	92
	$27,154	$23,597

Other long-term assets, net, consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Intangible assets with definite lives, net	$4,205	$6,510
Deferred financing costs	3,810	4,689
Equipment deposits and other	5,583	7,777
	$13,598	$18,976

Accrued liabilities consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Accrued payroll and related benefits	$21,284	$19,636
Insurance claims to be reimbursed	6,052	7,840
Accrued insurance	8,148	14,634
Interest rate swap	1,182	1,378
Accrued taxes other than income	7,816	5,558
Note payable	1,824	—
Other	7,081	9,949
	$53,387	$58,995

4.   Long-term Debt

We have a senior secured credit facility with certain financial institutions, consisting of a term loan and a $300 million revolving credit facility.  As of September 30, 2009, we had outstanding debt of $255.0 million under the term loan and $100.0 million under the revolving credit facility with approximately $189.8 million available for borrowings.  At September 30, 2009, approximately $10.2 million of this facility was used to support letters of credit issued to secure performance bonds or similar obligations.  At September 30, 2009, the weighted-average interest rate on the $255.0 million outstanding under our term loan, including our interest rate swap entered into in April 2008, was 3.44% (LIBOR plus 2.25%),  and the weighted-average interest rate on the $100.0 million outstanding under our revolving credit facility was 2.25% (LIBOR plus 2%).  The revolving and term loans under this facility mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan.

At September 30, 2009 and December 31, 2008, we were in compliance with all debt covenants.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

5.   Income Taxes

Our effective tax rate was 33.2% and 32.0% for the three and nine months ended September 30, 2009, respectively, compared to 32.0% and 31.7% for the respective periods in 2008.  The rate increase for the periods ended September 30, 2009 compared to the previous periods is primarily attributable to a higher percentage of profits being derived from the U.S. tax jurisdiction with a higher income tax rate.

As of December 31, 2008, we had $5.4 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.  We paid $2.1 million of this liability during the second quarter of 2009, resulting in a $3.3 million long-term liability for uncertain tax benefits, interest and penalty recorded at September 30, 2009.

We believe our recorded tax assets and liabilities are reasonable; however, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.  See Note 6 – “Commitments and Contingencies — Tax Assessment.”

6.   Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Insurance reimbursements are recorded when the realization of the claim for recovery of a loss is deemed probable.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the condensed consolidated balance sheets.  Such amounts were $6.0 million and $7.8 million as of September 30, 2009 and December 31, 2008, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

During the second quarter of 2009, we recognized an insurance recovery of $3.9 million for a specific claim incurred in a prior year during the normal course of business, which we have reflected as a reduction to cost of sales in the accompanying condensed consolidated statement of operations.

We sustained damage to certain of our facilities, equipment and two vessels in hurricanes Gustav and Ike during the third quarter of 2008.  We estimate total repairs resulting from the hurricanes will be $5.9 million before expected insurance reimbursements (subject to an apportioned aggregate deductible of approximately $0.3 million).  These costs are recorded as incurred and the repairs are expected to be completed during 2009.  The following table summarizes the claims and reimbursements affecting our cost of sales accounts resulting from damages sustained by hurricanes Gustav and Ike (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Since Inception in September 2008
Hurricane repair costs	$3	$613	$4,550
Insurance recoveries for hurricane repair costs	(238)	(2,849)	(5,183)
Net reduction on cost of sales	$(235)	$(2,236)	$(633)

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters expose us to potential significant liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, we assumed, and have agreed to indemnify Helix for, liabilities related to our business other than tax liabilities relating to our pre-IPO operations.

Tax Assessment

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $23 million related to fiscal 2001, including penalties, interest and monetary correction.  The SAT’s assessment claims that it is due unpaid taxes related to services performed among our subsidiaries.  We have consulted with our Mexican counsel and believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our condensed consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position and results of operations.

During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2004 taxable years, and paid an aggregate of approximately $2.1 million in settlement of these periods.  Horizon’s 2002 and 2003 taxable years are now closed with respect to this particular claim by the SAT. Although we reached an agreement and paid a settlement of the 2004 tax year, the audit for that year has not yet been officially closed. Horizon’s 2005 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Mexico tax purposes.

7.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues of $62.7 million and $238.4 million for the three and nine months ended September 30, 2009, respectively, and $54.6 million and $173.0 million for the three and nine months ended September 30, 2008, respectively, from foreign locations.  We strategically evaluate the deployment of our assets and globally reposition vessels based on the dynamic needs of our clients and the markets in which they operate.  Net property and equipment in foreign locations was $158.0 million at September 30, 2009.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

8.   Earnings Per Share

On January 1, 2009, we adopted an update to accounting standards which provides that unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) are considered participating securities and are required to be included in computing earnings per share under the two-class method.  The adoption of this update to accounting standards, which requires retrospective application, decreased our previously reported basic and fully-diluted earnings per share (“EPS”) of $0.44 and $0.61 by $0.01 for the three and nine months ended September 30, 2008.

Basic EPS is computed by dividing net income by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares under the two-class method for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (numerator):
Net income	$32,908	$45,933	$73,787	$63,403

Weighted average shares (denominator):
Weighted average shares - basic	92,945	105,880	95,083	105,706
Dilutive restricted stock and employee stock purchase plan	626	207	316	250
Weighted average shares - diluted	93,571	106,087	95,399	105,956

Earnings per Share:
Total basic	$0.35	$0.43	$0.78	$0.60
Total diluted	$0.35	$0.43	$0.77	$0.60

9.   Comprehensive Income

The components of total comprehensive income for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$32,908	$45,933	$73,787	$63,403
Foreign currency translation gain (loss)	658	953	1,396	—
Unrealized gain (loss) on interest rate swap	174	(789)	352	522
Total comprehensive income	$33,740	$46,097	$75,535	$63,925

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	September 30,	December 31,
	2009	2008
Cumulative foreign currency translation adjustment	$1,179	$(217)
Unrealized loss on interest rate swap	(769)	(1,121)
Accumulated other comprehensive income (loss)	$410	$(1,338)

We reclassified $0.5 million and $1.2 million, respectively, during the three and nine months ended September 30, 2009 from accumulated other comprehensive income into interest expense.  We reclassified less than $0.1 million during the three and nine months ended September 30, 2008 from accumulated other comprehensive income into interest income.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Recent Developments

As of December 31, 2008, Helix owned 61,506,691 shares, or 57.2%, of our common stock.  During 2009, Helix has reduced its ownership to 500,000 of our shares, or less than 1% of our common stock, at September 30, 2009 through the following transactions:

•

On January 28, 2009, we repurchased and retired approximately 13.6 million shares of our common stock from Helix for approximately $86 million, or $6.34 per share.  We funded the share repurchase with borrowings of $100 million under our revolving credit facility.

•

On June 10, 2009, Helix completed a secondary public offering of 20 million shares of our common stock, and simultaneously with the closing of the offering, we repurchased from Helix approximately 1.65 million shares of our common stock for approximately $14 million, or $8.50 per share, the price per share paid by the public investors in the offering and retired such shares.  Helix sold an additional 2.6 million shares of common stock on June 18, 2009 upon the exercise of the underwriters’ over-allotment option granted by Helix in connection with the secondary offering.  We did not receive any proceeds from Helix’s sale of our common stock.

•

On September 23, 2009, Helix completed an additional secondary public offering of 20.6 million shares of our common stock for $10.00 per share.  Helix sold an additional 2.6 million shares of our common stock on September 25, 2009 upon the exercise of the underwriters’ over-allotment option granted by Helix in connection with this secondary offering.  We did not receive any proceeds from Helix’s sale of our common stock.

Management believes this reduction of Helix’s position and diversification of ownership of our shares in the public market is a positive development as it increases the liquidity of our common stock.  We expect that Helix will continue to remain an important Gulf of Mexico customer of ours.

On September 30, 2009, we announced that we were awarded a pipe-in-pipe contract for work in the South China Sea.  This follows our first contract in China which was awarded in April of this year for pipe lay work in Bohai Bay.  The construction contract is expected to generate total revenue of approximately $17.6 million and will utilize the derrick/lay barge Sea Horizon.

We also announced that we have agreed to a three month extension on a long term contract with one of our key customers for continued salvage work in the Gulf of Mexico through December 31, 2009.

Business and Outlook

The onset of the global recession in the fall of 2008 and the resulting decrease in worldwide demand for hydrocarbons caused many oil and gas companies to curtail capital spending.  Despite the current financial market and economic environment, we experienced steady demand for our services in the first nine months of 2009. This demand was driven in part by increased domestic and international new construction activities and the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008.  However, the fourth quarter 2009 is shaping up to be slower as our customers look to avoid the winter weather in the Gulf of Mexico and have already spent the majority of their capital spending budgets for the year. Although there is some evidence that the worldwide economy is beginning to emerge from recession, it is difficult to predict to what extent this will affect our overall activity level for the remainder of 2009 and early 2010. Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and gas production, which should drive long-term demand for our services.

Year-to-Date Performance

We earned net income of $73.8 million for the nine months ended September 30, 2009 compared to $63.4 million for the same period in 2008.  The $10.4 million improvement over the same period last year is due to increased domestic and international new construction activities and increased demand for our diving assets for inspection, repair and salvage work following hurricanes Gustav and Ike, as well as lower interest expense resulting from lower variable interest rates on our credit facility.  The total fleet effective utilization was 65% and 64%, respectively, for the three and nine months ended September 30, 2009 compared to 80% and 59%, respectively, for the same periods in 2008.

Backlog

As of September 30, 2009, our backlog supported by written agreements or contract awards totaled approximately $213 million, compared to approximately $350 million as of December 31, 2008 and $506 million as of September 30, 2008.  Approximately 53% of our backlog is expected to be performed during the remainder of 2009 and 38% is expected to be performed during 2010.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of our total annual revenues because a substantial portion of our revenues is derived from the spot market, which is not reflected in our backlog.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  The seasonal impact on utilization during the first half of 2009 was somewhat offset by increased demand for inspection, repair and salvage work as a result of the damage caused by hurricanes Gustav and Ike.

The following table shows the size of our fleet and effective utilization of our vessels during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	84%	8	95%	8	88%	8	86%
Surface and Mixed Gas Diving	13	63%	13	80%	13	65%	13	56%
Construction Barges	10	54%	10	70%	10	45%	10	44%
Total Fleet	31	65%	31	80%	31	64%	31	59%

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

Results of Operations

Comparison of Three Months Ended September 30, 2009 and 2008

Revenues.  For the three months ended September 30, 2009, our revenues decreased $64.1 million, or 23%, to $214.6 million, compared to $278.7 million for the three months ended September 30, 2008.  The decrease was due to decreased new construction activity in the Gulf of Mexico and activity relating to a large LNG offshore terminal project located near the U.S. East Coast, a significant portion of which was performed during the third quarter of 2008.  This decrease was partially offset by increased pipelay activity in Mexico and China and increased hurricane repair activity in the Gulf of Mexico following hurricanes Gustav and Ike that passed through the Gulf of Mexico during the third quarter of 2008.  The total fleet utilization was 65% for the third quarter of 2009 compared to 80% for the same period in 2008.

Gross profit.  Gross profit for the three months ended September 30, 2009 decreased $22.4 million, or 24%, to $70.1 million, compared to $92.5 million for the three months ended September 30, 2008.  The decrease was primarily due to decreased vessel utilization as a result of decreased new construction activity, partially offset by increased pipelay activity in Mexico and China.

Selling and administrative expenses.  Selling and administrative expenses of $17.6 million for the three months ended September 30, 2009 were $2.2 million lower than the $19.8 million incurred in the three months ended September 30, 2008.  Selling and administrative expenses as a percentage of net revenues were 8% for the third quarter of 2009 compared to 7% for the third quarter of 2008.

Provision for doubtful accounts.  Provision for doubtful accounts of $0.2 million were recorded in the three months ended September 30, 2009 based on management’s judgment that the collection of certain trade receivables recorded on our balance sheet at September 30, 2009 had become doubtful based on changes in current facts and circumstances.  No provision for doubtful accounts was recorded during the three months ended September 30, 2008.

Net interest expense.  Net interest expense in the third quarter of 2009 was $3.2 million compared to $5.0 million in the third quarter of 2008. The decrease was due to lower variable interest rates associated with our credit facility during the third quarter of 2009 compared to the third quarter of 2008.

Other income (expense), net.  Other income, net was $0.2 million in the third quarter of 2009 compared to other expense of $0.2 million in the third quarter of 2008.  The increase in other income is primarily due to foreign currency exchange gains on transactions conducted in currencies other than the U.S. dollar.

Income taxes.  Income taxes were $16.3 million and $21.6 million for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate for the respective periods was 33.2% for 2009 and 32.0% for 2008.  The rate increase was primarily due to a higher percentage of profits being derived from the U.S. tax jurisdiction with a higher tax rate in the 2009 period.

Net income.  Net income of $32.9 million for the three months ended September 30, 2009 was $13.0 million less than net income of $45.9 million for the three months ended September 30, 2008 as a result of the factors described above.

Comparison of Nine Months Ended September 30, 2009 and 2008

Revenues.  For the nine months ended September 30, 2009, our revenues increased $86.7 million, or 15%, to $682.0 million, compared to $595.3 million for the nine months ended September 30, 2008.  This increase is due to increased domestic and international construction activities and increased demand for hurricane-related repair and salvage activity following hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008.  The total fleet effective utilization was 64% for the first nine months of 2009 compared to 59% for the same period in 2008.

Gross profit.  Gross profit for the nine months ended September 30, 2009 increased $15.2 million, or 9%, to $179.7 million, compared to $164.5 million for the nine months ended September 30, 2008.  This increase is due to increased domestic and international construction activities and increased demand for hurricane-related repair and salvage activity following hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008.  In addition, we recorded a $6.1 million reduction to cost of sales during the nine months ended September 30, 2009 related to insurance recoveries, net of expenses recorded, for damages incurred to our property and equipment during hurricanes Gustav and Ike and a claim from a prior year incurred during the normal course of business.

Selling and administrative expenses.  Selling and administrative expenses of $53.7 million for the nine months ended September 30, 2009 were $1.2 million less than the $54.9 million incurred in the nine months ended September 30, 2008.  Selling and administrative expenses as a percentage of net revenues were 8% for the nine months ended September 30, 2009 compared to 9% for the same period in 2008.

Provision for doubtful accounts.  Provision for doubtful accounts of $6.5 million were recorded in the nine months ended September 30, 2009 based on management’s judgment that the collection of certain trade receivables recorded on our balance sheet at December 31, 2008 had become doubtful based on changes in current facts and circumstances.  No provision for doubtful accounts was recorded during the nine months ended September 30, 2008.

Net interest expense.  Net interest expense in the first nine months of 2009 was $10.6 million compared to $16.5 million in the first nine months of 2008.  This decrease was due to lower variable interest rates associated with our credit facility during the nine months ended September 30, 2009 compared to the same period in 2008.

Other expenses, net.  Other expenses, net was $0.4 million for the nine months ended September 30, 2009 and 2008.

Income taxes.  Income taxes were $34.7 million and $29.5 million for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for the respective periods was 32.0% for 2009 and 31.7% for 2008.  The rate increase was primarily due to a higher percentage of profits being derived from the U.S. tax jurisdiction with a higher tax rate in the 2009 period.

Net income.  Net income of $73.8 million for the nine months ended September 30, 2009 was $10.4 million more than net income of $63.4 million for the nine months ended September 30, 2008 as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for the remainder of 2009 and 2010 with cash flows generated from our operations and available borrowings under our revolving credit facility.

We have a senior secured credit facility, which consists of a term loan and a $300 million revolving credit facility, with certain financial institutions.  At September 30, 2009, we had outstanding debt of $255 million under the term loan and $100 million under the revolving credit facility, $124.6 million of cash on hand, and $189.8 million available under our revolving credit facility.  The revolving and term loans under this facility mature on December 11, 2012, with quarterly payments of $20 million being payable on the term loan.  We may pay down or borrow from the revolving credit facility as business needs merit.  At September 30, 2009, we had issued outstanding letters of credit to secure performance bonds and similar obligations of $10.2 million under our revolving credit facility.  See “Credit Facility” below.

As of October 28, 2009, we had outstanding debt of $355 million under our credit facility, $148.4 million of cash on hand and $189.5 million available under our revolving credit facility.

We remain focused on our liquidity, capital spending and access to capital, as well as the financial wellbeing of our clients, suppliers, and the lending institutions that participate in our credit facility.

Cash Flows

During the nine months ended September 30, 2009 and 2008, we generated positive operating cash flow of approximately $173.2 million and $70.6 million, respectively  We utilized our operating cash flow to fund capital expenditures and recertification costs and to reduce our debt obligations.  In January 2009, we borrowed $100 million under our revolving credit facility to repurchase and retire $86 million of our common stock from Helix.  The remaining $14 million of cash borrowed was used to repurchase and retire additional shares of our common stock from Helix in June 2009.  For the nine months ended September 30, 2009 and 2008, our cash flows are summarized as follows (in thousands):

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Cash flow from operations:
Net income	$73,787	$63,403
Other non-cash income adjustments	74,779	68,402
Change in accounts receivable and other current assets	61,174	7,775
Change in accounts payable and accrued liabilities	(24,247)	(53,906)
Additions to deferred drydock costs	(10,714)	(15,361)
Other noncurrent, net	(1,618)	293
Total cash flow from operations	173,161	70,606

Other cash inflows:
Net proceeds from drawdowns on credit facility	100,000	61,100
Proceeds from sales of assets	—	1,778
Total other cash inflows	100,000	62,878

Other cash outflows:
Capital expenditures	(49,131)	(70,750)
Repayment on credit facility	(60,000)	(101,100)
Repurchase of common stock from Helix	(100,000)	—
Total other cash outflows	(209,131)	(171,850)

Net change in cash	$64,030	$(38,366)

Capital Expenditures

We incur capital expenditures for recertification costs relating to regulatory drydocks on our vessels as well as costs for major replacements and improvements, that extend the vessel’s economic useful life. Inclusive of accrued costs, total capital expenditures incurred for these activities during the three and nine months ended September 30, 2009 include $2.2 million and $11.7 million, respectively, for recertification costs and $13.5 million and $50.8 million, respectively, relating to steel and equipment replacement, equipment purchases and operating lease improvements. For fiscal 2009, we anticipate capital expenditures, excluding acquisitions, of $78 million for recertification costs for regulatory drydocks and for replacements and vessel improvements.  We may also incur capital expenditures for strategic investments and acquisitions.

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

The credit agreement and the other documents entered into in connection with the credit facility include terms and conditions, including covenants, that we consider customary for this type of transaction. The covenants include restrictions on our and our subsidiaries’ ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement obligates us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general intangible assets.  At September 30, 2009, we were in compliance with all debt covenants.

On January 26, 2009, we borrowed $100 million under our revolving credit facility, which we used to fund the repurchase from Helix and retirement of approximately 13.6 million shares of our common stock in January 2009 for $6.34 per share, and approximately 1.65 million shares of our common stock in June 2009 for $8.50 per share.  At September 30, 2009, we had $255 million outstanding under the term loan, $100 million outstanding under the revolving credit facility and had issued letters of credit totaling $10.2 million to secure performance bonds.  At September 30, 2009, we had $189.8 million available under the revolving credit facility.  We expect to use the remaining availability under the revolving credit facility for working capital, strategic investments and acquisitions, and other general corporate purposes as needed.

Off-Balance Sheet Arrangements

As of September 30, 2009, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2008 Annual Report on Form 10-K.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted transactions.  The types of market risks to which we are exposed are interest rate risk and foreign currency exchange rate risk.  There have been no material changes in market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.

Controls and Procedures.

Disclosure Controls and Procedures

Our CEO and CFO, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934)

as of the end of the period covered by this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We implemented an enterprise resource planning system on January 1, 2009 but continued to perform the majority of our controls following our previously tested control structure.  Resulting impacts on internal controls over financial reporting were evaluated and determined not to be significant for the quarter ended September 30, 2009.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future. Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil and in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, risks associated with our relationship with Helix, and other risks detailed in Part I, of our 2008 Annual Report on Form 10-K, as updated and supplemented by the risk factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.

Risk Factors.

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

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and Helix and its officers and directors who are directors of our company, on the other hand. This corporate opportunity policy does not terminate until (i) Helix ceases to own at least 20% of the total voting power of our common stock, and (ii) none of our officers or directors also serve as officers or directors of Helix. Two Helix directors currently serve as members of our board of directors, one of whom serves as our chairman.

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

Future sales or distributions of our equity securities could depress the market price for shares of our common stock.

We are not restricted from and stockholder approval is not required to issue additional shares of our common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive common stock except any stockholder approval required by the NYSE.  Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock.  We cannot predict the effect that any future sales of our common stock or other equity-related securities would have on the market price of our common stock.

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

In addition to anti-takeover protections contained in our corporate governance documents, Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law apply to Helix and any other stockholder seeking to acquire control of our company.

While we enjoy certain anti-takeover protections afforded under Delaware law and applicable provisions of our organizational documents as described above, we may be more susceptible to take-over action from third parties now that Helix no longer holds a significant interest in our company. While our board of directors may consider the approval and adoption of other customary anti-takeover measures to attempt to mitigate these risks, such as the adoption of a shareholder rights plan, no decision in this regard has been made by our board.

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

Changes to existing regulations or new regulations may unfavorably impact us.  For example, in July 2009 the U.S. Customs and Border Protection Agency (“Customs”) issued a proposed modification to its interpretation of "coastwise trade" under the Jones Act that, if adopted, would deem the transportation of most project related equipment and materials to be considered “coastwise trade” that under the Jones Act must be performed by U.S. owned, constructed and flagged vessels.  If adopted, this revised ruling could lead to operational delays or increased operating costs in instances where we would be required to transport such materials and equipment using coastwise qualified vessels to support the operations of our foreign flagged vessels on the OCS.  Following its receipt of 141 comment letters to the proposal, in September 2009 Customs withdrew the proposed notice of modification and indicated its intention to issue a new notice in the near future.  We have not yet fully assessed the impact that this proposed rule may have on our operations and we provided a comment letter to the proposal requesting clarification of certain points.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the repurchases of our common stock in the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
July 1 to July 31, 2009(1)	131	$ 7.74	—	N/A
August 1 to August 31, 2009(1)	1,638	$ 10.17	—	N/A
September 1 to September 30, 2009	—	—	—	N/A
	1,769	$ 9.99	—	N/A

_______________________

(1)

Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted shares.

Item 6.

Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 21.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2009.

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
10.1

Underwriting Agreement, dated as of September 17, 2009 by and among Cal Dive International, Inc., Helix Energy Solutions Group, Inc. and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives for the several underwriters named therein

			8-K	000-33206	9/18/09
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by G. Kregg Lunsford, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
99.1

Termination of Corporate Services Agreement, made effective as of August 31, 2009, entered into by and between Helix Energy Solutions Group, Inc., a Minnesota corporation, and Cal Dive International, Inc., a Delaware corporation

X