Form 10-K
period 2009-12-31
Cal Dive International, Inc.
filed 2010-02-26
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2009 was approximately $483 million.

As of February 23, 2010, the Registrant had 94,212,122 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2010, are incorporated by reference into Part III of this Form 10-K.

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

Unless the context otherwise requires, references in this annual report to (i) “Helix” means Helix Energy Solutions Group, Inc., our former parent corporation, and (ii) “the company,” “our company,” “the registrant,” “we,” “our,” “us” and “Cal Dive International” means Cal Dive International, Inc. and its subsidiaries.  Please refer to the subsection “— Certain Definitions” on page 12 for definitions of additional terms used in this annual report.

Item 1.

Business

Overview

We are a marine contractor that provides manned diving, pipelay and pipe burial, platform installation and platform salvage services to a diverse customer base in the offshore oil and natural gas industry. We offer our customers these complementary services on an integrated basis for more complex subsea projects, which provides them with greater efficiency in the completion of their work, while enhancing the utilization of our fleet.  Our headquarters are located in Houston, Texas.

Our global footprint encompasses operations in the Gulf of Mexico Outer Continental Shelf (or “OCS”), the Northeastern U.S., Latin America, Southeast Asia, China, Australia, the Middle East, India and the Mediterranean. We currently own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

We were organized in February 2006 as a Delaware corporation to facilitate the transfer to us by Helix of its shallow water marine contracting business.  Previously, we were an unincorporated division of Helix.  In December 2006, we completed an initial public offering of approximately 22 million shares of our common stock, which we listed on the New York Stock Exchange under the symbol “DVR.”  Upon completion of our initial public offering, Helix’s percentage ownership interest declined to approximately 74% of our outstanding common stock.

On December 11, 2007, we completed an acquisition of Horizon Offshore, Inc. (or “Horizon”), with Horizon becoming our wholly-owned subsidiary.  We issued approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  After giving effect to the additional shares issued in connection with the Horizon transaction, Helix’s percentage ownership interest further declined to approximately 58.5% of our outstanding common stock.

As of December 31, 2008, Helix owned 61,506,691 shares, or 57.2%, of our common stock. During 2009, Helix reduced its ownership to 500,000 of our shares, or less than 1% of our common stock, at December 31, 2009, by completing the following transactions:

•

On January 28, 2009, we repurchased and retired approximately 13.6 million shares of our common stock from Helix for approximately $86 million, or $6.34 per share. We funded the share repurchase by borrowing $100 million under our revolving credit facility.

•

On June 10, 2009, Helix completed a secondary public offering of 20 million shares of our common stock, and simultaneously with the closing of the offering, we repurchased and retired approximately 1.65 million shares of our common stock from Helix for approximately $14 million, or $8.50 per share, the price per share paid by the public investors in the offering. Helix sold an additional 2.6 million shares of common stock on June 18, 2009 upon the exercise of the underwriters’ over-allotment option granted by Helix in connection with the secondary offering. We did not receive any proceeds from Helix’s sale of our common stock.

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

Our Services

Since 1975, our principal business has involved providing essential marine contracting services on the Gulf of Mexico OCS in support of the offshore oil and natural gas infrastructure throughout the production lifecycle, including services on production platforms, risers, subsea production systems and pipelines.  Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms.

Our diving services include saturation, surface and mixed gas diving.  Collectively, these enable us to provide a full complement of manned diving services to our customers in water depths of up to 1,000 feet. We provide our saturation diving services in water depths of 200 to 1,000 feet through our fleet of eight saturation diving vessels and nine portable saturation diving systems. A number of these vessels have capabilities such as dynamic positioning (or “DP”), hyperbaric rescue chambers, multi-chamber saturation diving systems to accommodate operations at multiple depths and moon pool deployment, which allow us to operate effectively in a variety of challenging offshore environments. We also provide surface and mixed gas diving services in water depths that are typically less than 300 feet through our 13 surface diving vessels.  We believe that our fleet of diving support vessels is the largest in the world.

We also provide pipelay and pipebury services with our six pipelay/pipebury barges.  These barges install, bury and repair pipelines with outside diameters of up to 36 inches, and employ conventional S-lay technology that is appropriate for operating on the Gulf of Mexico OCS and the international areas where we currently operate.

Conventional S-lay pipeline installation involves the sequential assembly of pipe segments through an assembly line of welding stations that run the length of the pipelay vessel. Welds are then inspected and coated on the deck of the pipelay barge. The pipe is then offloaded off the stern and into the water via a ramp that is referred to as a “stinger.” The stinger, which supports the pipe as it is lowered into the water, prevents over-stressing as the pipe curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches and the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the point where contact is made with the sea floor.  Pipelay and pipe burial operations also typically require extensive use of our diving services with divers regularly inspecting the pipeline while it is being laid.

The MMS requires pipelines installed on the Gulf of Mexico OCS in water depths of 200 feet or less to be buried at least three feet below the sea floor. Jet sleds, which are either self-propelled or towed behind pipelay/pipebury barges, are used to bury pipelines.  Jet sleds use a high-pressure stream of water that is pumped from the barge to create a trench in the sea floor into which the pipe settles. For larger pipe burying projects, or where a deeper trench is required, we typically use our dedicated pipebury barge.  We also own and operate a pipeline plow which we use to bury pipelines in areas where the use of jet sleds is not allowed due to environmental concerns.

We also provide platform installation and salvage services using our two derrick barges, each of which is equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, our derrick barges are used to disassemble and remove platforms and prepare them for salvage or refurbishment. Our two derrick barges have lift capacities of 1,000 and 500 tons, respectively. We also have a combination derrick/pipelay vessel with a lift capacity of 1,200 tons, which we use to install up to 36” diameter pipe, and to install and remove offshore fixed platforms.

Because of our broad range of complementary service capabilities, we are able to offer a full range of these services on an integrated basis for more complex subsea projects.  We believe the combination of scheduling flexibility available to us by virtue of our large diversified fleet of vessels, the wide range of capabilities of our assets and the advanced technical skills of our personnel distinguishes us from our competitors on the Gulf of Mexico OCS and makes us a leading marine contracting service provider in this region. Additionally, we believe that the breadth of our operating capabilities, coupled with our international experience, existing relationships with globally focused customers and proven acquisition expertise will allow us to achieve a similar leadership position in the other economically attractive international offshore markets in which we operate.

Geographic Areas

Revenues by geographic area were as follows for the past three fiscal years (in thousands):

			Year Ended December 31,
	2009	%	2008	%	2007	%
United States	$555,413	67%	$605,991	71%	$472,271	76%
International	273,949	33%	250,915	29%	151,344	24%
	$829,362	100%	$856,906	100%	$623,615	100%

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  As of December 31, for the years presented, the physical location of net property and equipment by geographic area was as follows (in thousands):

		As of December 31,
	2009	%	2008	%
United States	$429,937	71%	$440,090	73%
International	179,296	29%	164,152	27%
	$609,233	100%	$604,242	100%

Our Industry

Marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Historically, sustained high commodity prices have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services. However, since mid-2008 a prolonged worldwide recession that has only recently shown signs of recovery has resulted in a  decrease in worldwide demand for hydrocarbons, causing many oil and natural gas companies to curtail capital spending for exploration and development.  Despite the current financial market and economic environment, we continued to experience strong demand for our services as reflected in our results for the first three quarters of 2009.  This demand was in part driven by the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter of 2008, and increased domestic and international new construction activities, the capital budgets for many of which had already been committed prior to the end of 2008.  However, the last quarter of 2009 was, and the first half of 2010 is expected to be, slower as our customers look to avoid winter weather in the Gulf of Mexico and have curtailed planned capital spending.  Although there is some evidence that the worldwide economy is beginning to emerge from recession, capital spending by oil and natural gas producers decreased in 2009 and therefore, it is difficult to predict to what extent these events will affect our overall activity level in 2010.

Key Indicators and Performance Metrics

Commodity prices.  Our business is dependent upon the level of capital expenditures by oil and natural gas companies for offshore exploration, development and production operations.  The willingness of oil and natural gas companies to make capital expenditures for exploration and development is generally dependent upon oil and natural gas prices, which can have considerable volatility.  The majority of our customers on the Gulf of Mexico OCS drill for, produce and transport natural gas.  If prices remain at their current levels for a sustained period, we would expect a negative impact on our business.  The following table sets forth U.S. oil and natural gas prices for the last three years:

		Year Ended December 31,		Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
U.S. natural gas price (1)	$5.78	$8.84	$6.90	$(3.06)	(35%)	$1.94	28%

Nymex oil price(2)	$68.82	$96.13	$72.34	$(27.31)	(28%)	$23.79	33%

_______________________

(1)

Annual average of the Henry Hub natural gas daily average spot price (the midpoint index price per Mmbtu for deliveries into a specific pipeline as reported by Bloomberg Financial L.P. in the “Daily Price Survey” table).

(2) Annual average of NYMEX West Texas Intermediate near month crude oil daily average contract price per barrel.

Drilling activity.  Demand for our services generally lags behind successful drilling activity by a period of six to 18 months and can be longer.  While demand for our marine contracting services typically has a high correlation with offshore rig counts, increases in subsea project complexity and capital spending per project as well as a sharp rise in the demand for hurricane-related repair work have allowed us to continue to maintain favorable utilization and day rates across our diversified fleet of vessels.  The following table sets forth information on worldwide and Gulf of Mexico rig count and utilization, and Gulf of Mexico platform installations and removals for the last three years:

		Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
Worldwide jackup and drill barge rig count(1)	364	404	386	(40)	(10%)	18	5%
Worldwide jackup and drill barge rig utilization(2)	74%	86%	85%	(12%)	(14%)	1%	1%
Gulf of Mexico jackup and drill barge rig count(1)	32	60	63	(28)	(47%)	(3)	(5%)
Gulf of Mexico jackup and drill barge rig utilization(2)	43%	75%	70%	(32%)	(43%)	5%	7%
Gulf of Mexico platform installations(3)	24	72	82	(48)	(67%)	(10)	(12%)
Gulf of Mexico platform removals(3)	161	148	157	13	9%	(9)	(6%)

______________________

(1)

Source:   RigLogix.com; represents annual average of contracted jackup and drill barge rigs.

(2)

Source:  RigLogix.com; represents annual average of rig-by-rig utilization of jackup and drill barge rigs.

(3)

Source:   Minerals Management Service.

Vessel utilization.  We believe vessel utilization is one of the most important performance metrics for our business. Utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services. As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to winter weather conditions in the Gulf of Mexico. Accordingly, we attempt to schedule our drydock inspections and other routine and preventive maintenance programs during this period. The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters.

The seasonal trend for vessel utilization can be disrupted by hurricanes, which have the ability to cause severe offshore damage and generate significant demand for our services from oil and natural gas companies trying to restore shut-in production.  This production restoration focus has led to increased demand for our services for prolonged periods following hurricanes, as historically shown in our results following hurricane Ivan in 2004, hurricanes Katrina and Rita in 2005, and  hurricanes Gustav and Ike in 2008.

The following table shows the size of our fleet and effective utilization of our vessels during the past three fiscal years:

	2009		2008		2007
	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1) (3)	Utilization (2) (3)
Saturation Diving	8	79%	8	87%	7	91%
Surface and Mixed Gas Diving	13	57%	13	64%	16	60%
Construction Barges	10	41%	10	50%	2	91%
Entire Fleet	31	57%	31	64%	25	71%
______________________
(1) As of the end of the period, excluding acquired vessels prior to their in-service dates.

(2)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each year and does not reflect acquired vessels prior to their in-service dates and vessels in drydocking.

(3) Excludes the nine vessels acquired from Horizon on December 11, 2007.

Our Competitive Strengths

Our competitive strengths include:

•

Leader in the Gulf of Mexico OCS diving services market.  We believe the size and diversified capabilities of our fleet, and our workforce of approximately 1,500 diving and marine personnel, make us the market leader for diving services on the Gulf of Mexico OCS and contribute to our significant share of diving services contracts in this market. Our strategy is to achieve a similar leadership position in certain international offshore markets given the broad scope of our operating capabilities, international experience, existing relationships with globally focused customers and proven acquisition expertise.

•

Diversified operating capabilities provide clients with an integrated solution.  We offer a comprehensive range of manned diving, pipelay and pipe burial services and derrick barge services.  These services are complementary since pipeline and platform installation and decommissioning work often requires significant diving support.  As a result, we are able to enter into contracts to provide a full range of these services on an integrated basis for a particular project.  We believe this approach makes us more accountable to our customers and allows for a more seamless transition between phases of the work.  It also enhances utilization of our fleet and gives us greater control over operational and commercial risks than we would otherwise possess if we subcontracted a significant portion of the scope of such work to third parties.

•

Highly skilled workforce.  The quality of our workforce has been, and will continue to be, a vital contributor to our success. We invest significant resources in training programs to ensure that our divers, offshore workforce and support staff have the best technical, operational and safety skills in the industry.  This investment in our workforce enhances our ability to deliver innovative solutions to our customers. In addition, we have been successful with retention of our employees because of our leadership position in our market.  Employee retention is a significant challenge in our industry given the intense competition for skilled labor. Industry practice, which we follow, is to compensate divers based on their logged diving time, and we believe that divers and others are strongly incentivized to work for us because of our high vessel utilization and our proven operating history. We believe these factors, along with our commitment to effective training and safety, has enabled us to attract and retain a strong core of skilled employees.

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

•

Successful acquisition track record.  We have a proven track record of identifying and executing acquisitions that complement our fleet and workforce and enhance our service capabilities. In 2005, we added 13 vessels, including three premium saturation diving vessels, and two portable saturation diving systems to our fleet. In July 2006, we completed the acquisition of six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia from Singapore-based Fraser Diving. Most recently, in December 2007 we completed the acquisition of Horizon, which added eight construction barges and one multi-service vessel to our fleet, and significantly enhanced our pipelay and pipe burial, installation, decommissioning and salvage services capabilities.  We attribute much of the growth of our business to our successful acquisitions, and we believe that acquisitions will remain a key element of our growth strategy. Furthermore, we believe that our ability to integrate acquisitions efficiently is one of our core organizational competencies. We have consistently demonstrated the ability to add to our revenue base and retain key personnel from acquired businesses, while improving project performance by leveraging our existing cost structure.

•

Proven management team with extensive experience in the marine contracting business.  Most of our executive officers and senior managers have spent the majority of their respective careers in the marine contracting business, working at various levels of the industry in the Gulf of Mexico and internationally. This senior management team, which has an average of 25 years of industry experience, includes recognized leaders in diving services and offshore marine construction. We believe the knowledge and experience of our management team provide us with a valuable competitive strength.

Our Business Strategy

The principal elements of our strategy include:

•

Strengthen our position as the premier provider of integrated diving and marine construction services to the offshore oil and natural gas industry.  We continue to seek opportunities to expand our leadership position in the marine construction market by enhancing the capabilities of our existing assets, opportunistically acquiring complementary assets or businesses and continuing to provide a high level of customer service. In 2008, the first year following our December 2007 acquisition of Horizon, approximately 35% of our revenues were derived from projects for which we provided integrated diving and construction barge services to our clients.  For 2009, the percentage of our total revenues derived from integrated projects increased to approximately 56%.  We successfully completed two significant integrated projects in 2009.  The first was for a leading independent oil and natural gas exploration and production company for integrated derrick barge and diving services, involving salvage preparation and platform salvage work for hurricane damaged structures in the Gulf of Mexico.  This project generated total revenues of approximately $68 million during 2009.  The second was a project to install, trench, backfill, tie-in, and pre-commission a natural gas pipeline off the coast of the Northeastern U.S., which generated total revenues of approximately $72 million during 2009 and utilized four of our key assets:  a pipelay barge, derrick barge and two dive support vessels.

•

Expand into high-growth international markets through acquisitions.  Several international regions, such as Latin America, the Middle East, Southeast Asia, China and Australia, offer excellent growth potential over the long term attributable to anticipated future increases in upstream capital spending, and the highly fragmented nature of the existing marine contracting markets. We continually evaluate potential acquisition opportunities that could provide us with a more meaningful presence in these markets. Our goal is to replicate our Gulf of Mexico OCS leadership position in the most attractive international offshore regions by leveraging our operating capabilities, international experience, customer relationships and acquisition expertise. Our acquisitions of the business of Fraser Diving in July 2006 and Horizon in December 2007 expanded the reach of our international operations in Southeast Asia, Latin America, the Middle East, India and the Mediterranean.  For example, in 2009, we completed several significant international contracts, including a lump sum contract for the installation of a pipeline off the coast of Mexico, which generated revenues of approximately $60 million and utilized two of our key assets:  a pipelay barge and a derrick barge.  We also utilized our combination derrick/lay barge for three contracts off the coasts of China and India for pipeline and platform installation work, which generated total revenues of approximately $104 million.

•

Continue to attract, develop and retain highly skilled personnel.  Our market leadership and future growth plans depend upon our ability to employ the most highly-skilled divers, offshore workforce and support staff in the industry. As stated above, we have historically invested, and intend to continue to invest, significant resources in our workforce.  These investments ensure our employees are vested with a superior knowledge base and the appropriate skills relevant to offshore construction operations and safety, and facilitates their long-term career development. We will also continue our practice of structuring compensation and benefit plans that are competitive with our peers and properly incentivize our workforce.

•

Optimize our mix of dayrate and qualified lump-sum work.  We seek to optimize the allocation of our resources between dayrate and qualified lump-sum work in order to diversify our sources of revenue and enhance overall profitability. We believe that this strategy allows us to respond effectively to the increasing demand from larger customers for integrated solutions while ensuring that a segment of our fleet is positioned to capitalize on attractive opportunities in the spot market. If warranted by a change in business conditions, we have the ability to adjust our allocation of resources.

Our History

We trace our origins to California Divers Inc., which pioneered the use of mixed gas diving in the early 1960s when oilfield exploration off the Santa Barbara coast moved to water depths below 250 feet. We commenced operations in the Gulf of Mexico in 1975. Since that time our growth strategy has included acquisitions and investments that enhanced our services and increased our technological capabilities as evidenced by these representative milestones in our history:

1980

Acquired International Oilfield Divers, our first acquisition in the Gulf of Mexico market

1984

Completed a major conversion of the Cal Diver I, introducing the first DSV dedicated for use in the Gulf of Mexico

1986

Began providing subsea construction, maintenance and inspection work on a qualified lump-sum basis, enabling clients to better control project costs

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

1997

Acquired Aquatica, Inc. (previously known as Acadiana Divers) in Lafayette, Louisiana to expand our call out diving support capabilities

2001

Acquired Professional Divers of New Orleans, adding an additional 4 point surface DSV and three utility boats

2005

Acquired six DSVs and a portable saturation diving system from Torch Offshore, Inc.

Acquired all of the diving and shallow water pipelay business of Acergy US, Inc. (formerly known as Stolt Offshore Inc.) operating in the Gulf of Mexico and Trinidad, including nine vessels and one portable saturation diving system

2006

Acquired the business of Singapore-based Fraser Diving International Limited, including its six portable saturation diving systems and 15 surface diving systems operating primarily in the Middle East, Southeast Asia and Australia

2007

Acquired Horizon, adding one MSV, four pipelay/pipebury vessels, one pipebury vessel, one combination pipelay/derrick barge and two derrick barges

Seasonality

As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico. As is common in the industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technological capabilities of our fleet and ability to operate effectively in challenging offshore environments provides an advantage during winter months and reduce the impact of weather-related delays.  We pursue business opportunities in international areas that we believe will offset the seasonality of our operations in the Gulf of Mexico OCS.

Customers

Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of marine contracting capital spending by customer varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows:  2009 — Chevron Corporation 13%; 2008 — GDF Suez 14%, Helix 13% and Chevron Corporation 11%; and 2007 — Chevron Corporation 15% and Apache Corporation 10%. We provided marine contracting services to over 75 customers in 2009.

Backlog

As of December 31, 2009, our backlog supported by written agreements or contract awards totaled approximately $183 million, compared to approximately $350 million as of December 31, 2008.  Substantially all of our current backlog is expected to be performed during 2010, except for approximately $19 million which we expect to perform in 2011.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

Our acquisitions have diversified our operating capabilities. We offer a comprehensive range of manned diving, pipelay and pipe burial services, and derrick barge services. These services are complementary since pipeline and platform installation and decommissioning work often also requires significant diving support. As a result, a portion of our business strategy also focuses on entering into contracts to provide a full range of these services on an integrated basis for a particular project.  We believe this approach gives our customers greater accountability and a more seamless transition between phases of the work.  It also enhances utilization of our fleet and gives us greater control over operational and commercial risks that we would otherwise possess if we subcontracted a significant portion of the scope of work to third parties.

Competitors

The marine contracting business is highly competitive. Competition for marine contracting work in the markets we serve has historically been based on price, the location and type of equipment available, the ability to deploy such equipment and the safety and quality of such services. In recent years, price has been the primary factor in obtaining contracts, but our ability to acquire specialized vessels, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

Our principal competitors for diving services on the Gulf of Mexico OCS include Global Industries, Ltd. (or “Global”), Tetra Technologies Inc. (through its wholly-owned subsidiary, Epic Divers & Marine, L.L.C.) (or “Tetra”) and Oceaneering International, Inc., as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS.

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

For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., Global, Superior Energy Services, Inc., Tetra and several smaller companies. We believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

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

Employees

As of December 31, 2009, we had approximately 2,050 employees, approximately 71% of whom work offshore and approximately 29% of whom work onshore. In addition, throughout the year we also contracted with third parties to provide approximately 300 offshore workers. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe we have a good relationship with our employees.

Training and Safety

Assuring the safety of our workforce is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an incident and injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who started their careers working in the offshore industry, and they have firsthand knowledge of the mental and physical challenges of the offshore and subsea worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs with a constant focus on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite conditions inspections, known as “Hazard Hunts,” are conducted bi-weekly with required “actions by” and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted monthly to assist in face to face communication across the fleet.

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

In addition, we depend on the demand for our services from the oil and natural gas industry.  As a result, our business is affected by laws and regulations, as well as changing tax regulations and policies relating to the oil and natural gas industry generally. In particular, the development and operation of oil and natural gas properties located on the OCS of the United States is regulated primarily by the MMS.  Because our operations rely on offshore oil and natural gas production, if the government were to restrict the availability of offshore oil and natural gas leases, such action could materially adversely affect our business, financial condition and results of operations.

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

The Oil Pollution Act of 1990, as amended (or “OPA”), imposes a variety of requirements on “Responsible Parties” related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A “Responsible Party” includes the owner or operator of an onshore facility, a vessel or a pipeline, and the lessee or permittee of the area in which an offshore facility is located. OPA imposes liability on each Responsible Party for oil spill removal costs and for other public and private damages from oil spills. Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits of $350 million for onshore facilities, all removal costs plus $75 million for offshore facilities and the greater of $600 per gross ton or $500,000 for vessels other than tank vessels. The liability limits are not applicable, however, if (i) the spill is caused by gross negligence or willful misconduct, (ii) results from violation of a federal safety, construction, or operating regulation; or (iii) if a party fails to report a spill or fails to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA.

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

The Federal Water Pollution Control Act (or the “Clean Water Act”), and analogous state laws impose strict controls on the discharge of pollutants, including oil and other substances, into the navigable waters of the United States and state waters and impose potential liability for the costs of remediating releases of such pollutants. The controls and restrictions imposed under the Clean Water Act and analogous state laws have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and natural gas into certain coastal and offshore waters. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and impose liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Our vessels routinely carry diesel fuel for their own use. Offshore vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives.

The Comprehensive Environmental Response, Compensation, and Liability Act (or “CERCLA”), and comparable state laws contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including current and former owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of or arrange for disposal of hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Neighboring parties and third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the ordinary course of business, we handle hazardous substances. Governmental agencies or third parties could seek to hold us responsible under CERCLA for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.caldive.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (or “SEC”).  Information contained on our website is not part of this annual report.

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

•

MMS:  United States Department of Interior, Minerals Management Service.

•

Moon pool:  An opening in the bottom center of a vessel through which a diving bell or ROV may be deployed, allowing safer deployment in adverse weather conditions.

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

•

Qualified lump-sum:  A lump-sum bid sent in response to a client’s request for quote that sets forth a defined scope of work, a lump-sum price to complete that work, extra work rates for anything outside the defined scope of work and a list of clarifications and qualifications applicable to the project or contract.

•

Remotely operated vehicle (ROV):  Robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations.

•

Saturation diving:  Provides for efficient work time on the sea floor in water depths between 200 and 1,000 feet. Divers stay under pressure in a vessel-mounted chamber and are transported to the sea floor in a diving bell. One-time decompression is conducted after completion of the job or a 30-day period, whichever is shorter. A split-level saturation diving system has an additional chamber that allow extra divers to “store” at a different pressure level, which allows the divers to work at different depths.

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

Our operations are affected by local, national and worldwide economic conditions and the condition of the oil and natural gas industry.  The recent global recession and concerns about the potential for a prolonged period of global economic stagnation have depressed global demand for oil and natural gas and commodity prices, both of which have contributed to a decline in our stock price and corresponding market capitalization.

The consequences of a prolonged recession may include a lower level of economic activity, decreased offshore exploration and drilling and increased uncertainty regarding energy prices and the capital and commodity markets. A lower level of offshore exploration and drilling for a sustained period could have a material adverse effect on the demand for our services. In addition, a general decline in the level of economic activity might result in lower commodity prices, which may also adversely affect our revenues. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with any additional financing we may require for future operations.

Continued market deterioration could also jeopardize the performance of certain counterparty obligations, including those of our insurers, suppliers, customers and financial institutions. Although we monitor the creditworthiness of our counterparties, the current disruptions could lead to sudden changes in a counterparty’s liquidity. In the event any such party fails to perform, our financial results could be adversely affected and we could incur losses and our liquidity could be negatively impacted.

These negative economic factors could also result in a future impairment of our long-lived assets or goodwill.

We have a high level of indebtedness, which could restrict our operations and impair our financial condition.

We have a five-year senior secured credit facility, consisting of a $235 million term loan and a $300 million revolving credit facility. As of December 31, 2009, we had approximately $235 million of outstanding debt, including current maturities, outstanding letters of credit of $4.5 million, and $295.5 million available for borrowings under the revolving credit facility.

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

•

worldwide political conditions and political actions, particularly in significant oil-producing regions such as the Middle East, West Africa and Latin America which can result in nationalization and seizures of assets;

•

actions taken by the Organization of Petroleum Exporting Countries (or “OPEC”);

•

the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•

the rate of decline of existing and new oil and natural gas reserves;

•

the cost of offshore exploration for, and production and transportation of, oil and natural gas, both on an absolute basis and as compared to the exploration and development costs of other regions;

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

•

domestic and foreign tax policies; and

•

the pace adopted by foreign governments for the exploration, development and production of their oil and natural gas reserves.

Oil and natural gas prices have had considerable volatility.  The continued weakness of the worldwide economy has led to businesses being more focused on liquidity and access to capital, which has caused many oil and natural gas companies to curtail planned capital spending, which may negatively affect our operations.  A sustained period of low offshore drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.

Market conditions in the marine contracting industry are highly cyclical and subject to rapid change. Due to the short-term nature of most of our contracts, adverse changes in market conditions can have an immediate impact on our results of operations.

Historically, the marine contracting industry has been highly cyclical, with periods of high demand and high dayrates often followed by periods of low demand and low dayrates. Periods of low demand can result in vessels and diving systems being idle. We may be required to render certain vessels or diving systems idle or reduce contract rates in response to market conditions in the future. On the Gulf of Mexico OCS, contracts are generally short-term, and oil and natural gas companies tend to respond quickly to changes in commodity prices. Due to the historical short-term nature of many of our contracts, changes in market conditions can have an immediate impact on our results of operations. In addition, customers generally have the right to terminate our contracts with little or no notice and without penalty. As a result of the cyclicality of our industry, our results of operations are subject to volatility.

Our business is concentrated on the Gulf of Mexico OCS, and the mature nature of this region could result in less exploration, development and production activities in the area, thereby reducing demand for our services.

The Gulf of Mexico OCS is a mature oil and natural gas production region that has experienced substantial exploration, development, construction and production activity for many years. Because a large number of oil and natural gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify, and other regions may offer superior or more cost-effective drilling prospects. Moreover, oil and natural gas companies may be unable to obtain the financing necessary to drill prospects in this region. The decrease in the size of oil and natural gas prospects, the decrease in production or the failure to obtain such financing may result in reduced exploration, development, construction and production activity in the Gulf of Mexico and reduced demand for our services.

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

An element of our business strategy is to expand the scope of our operations in international oil and natural gas producing areas such as the Middle East, Southeast Asia, China, the Mediterranean, Australia and Latin America. Our operations outside of the United States are subject to risks inherent in foreign operations, including but not limited to:

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

Our continued success depends on our retention of experienced subsea and marine construction professionals at levels that will allow us to serve our business. Our industry has lost a significant number of these professionals over the past several years for a variety of reasons, and it will be important for us to develop a strategy that will allow us to retain and deploy subsea and marine construction professionals capable of performing our available work. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. Unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. Additionally, if the Employee Free Choice Act or a similar law is enacted, it will be much easier for unions to organize U.S. workforces. If any of these events occurs for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

The operation of marine vessels is risky, and we may incur losses or other liabilities that are not covered by insurance and could have a material adverse effect on our financial condition and results of operations.

Marine contracting involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including maritime employer’s liability and protection and indemnity insurance which provides coverage for our liability to our employees under the Jones Act and general maritime law, as well as hull insurance on our vessels. Such insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our business, financial condition or results of operations. Moreover, our ability to maintain adequate insurance in the future at rates that we consider reasonable may be limited. As a result of market conditions, premiums and deductibles for certain of our insurance policies are subject to change and could escalate. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. The current insurance on our vessels, in some cases, is in amounts approximating book value, which is less than replacement value. In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

We may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.

The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. We operate a scheduled maintenance program in order to keep all assets in good working order, but despite this breakdowns can and do occur.

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

Our original estimates of the costs associated with our qualified lump-sum projects and capital projects may be incorrect and result in reduced profitability, losses or cost over-runs on those projects.

Many of our projects are performed on a qualified lump-sum basis where a defined work scope is delivered for a fixed price and extra work, which is subject to customer approval, is billed separately. The revenue, cost and gross profit realized on a qualified lump-sum contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. These variations and risks inherent in the marine construction business may result in our experiencing reduced profitability or losses on certain projects.  In addition, estimates for capital projects, including recertification costs, may be inadequate due to unknown factors associated with the work to be performed and market conditions and can result in cost over-runs.

We are subject to extensive federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.

Our marine construction, intervention, inspection, maintenance and decommissioning operations are subject to extensive laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Any actual or alleged violation of permit requirements or failure to obtain any required permit could result in restrictions or prohibitions on our operations or criminal sanctions. Alternatively, we may have to incur substantial expenditures to obtain, maintain or renew authorizations to conduct existing projects.  Due to adverse operating market conditions or unfavorable financing conditions, there also may be occasions when certain recertification efforts may be delayed, temporarily suspending certain vessel operations, until more favorable market or cost of capital conditions arise.  If a project is unable to function as planned due to changing requirements or local opposition, we may suffer expensive delays, extended periods of non-operation or significant loss of value in a project.

In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations that may, for instance, require us to obtain additional permits, approvals and certificates for proposed projects.  For example, in July 2009 the U.S. Customs and Border Protection Agency (“Customs”) issued a proposed modification to its interpretation of "coastwise trade" under the Jones Act.  If adopted, this modification would deem the transportation of most project related equipment and materials to be considered “coastwise trade” that under the Jones Act must be performed by U.S. owned, constructed and flagged vessels.  If adopted, this revised ruling could lead to operational delays or increased operating costs in circumstances where we would be required to transport such materials and equipment using coastwise qualified vessels to support the operations of our foreign flagged vessels on the OCS.  Following its receipt of 141 comment letters to the proposal, in September 2009 Customs withdrew the proposed notice of modification and indicated its intention to issue a new notice in the near future.  We have not yet fully assessed the impact that this proposed rule may have on our operations and we provided a comment letter to the proposal requesting clarification of certain points.  Any increases in our costs of compliance or a failure to comply with such laws and regulations, as interpreted and enforced, may have a material adverse effect on our business, financial condition or results of operations.  See Item 1, “Business — Government Regulation.”

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

Strict, joint and several liability to remediate contamination may be imposed under certain environmental laws, which could cause us to become liable for, among other things, the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could significantly and adversely affect our business, financial condition or results of operations. See Item 1, “Business — Environmental Regulation.”

A possible terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for our services. Oil and natural gas related facilities and assets, including our marine equipment, could be direct targets for terrorist attacks, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our operations in international areas abroad may increase our exposure to these risks.

Risks Relating to Our Relationship with Helix and to our Common Stock

As described in Item 1, “Business” and elsewhere in this Form 10-K, Helix, our former parent company, reduced its ownership of our common stock through a series of transactions in 2009 from a majority to less than 1%.  Notwithstanding this reduction in Helix’s ownership position, the following describes certain risks associated with our ongoing relationship with Helix and with our common stock generally.

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

In addition, the corporate opportunity policy set forth in our amended and restated certificate of incorporation addresses potential conflicts of interest between our company, on the one hand, and Helix and its officers and directors who are directors of our company, on the other hand.  This corporate opportunity policy does not terminate until no officers or directors of Helix serve on our board of directors.  Two Helix directors currently serve as members of our board of directors.

The policy provides that if Helix acquires knowledge of a potential transaction or matter which may be a corporate opportunity for both Helix and us, Helix is free to pursue the corporate opportunity. It also provides that if one of our directors who is also a director or officer of Helix learns of a potential transaction or matter that may be a corporate opportunity for both Helix and us, the director is free to present the corporate opportunity to Helix rather than to us, unless that opportunity is expressly offered to that person in writing solely in his or her capacity as our director.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions include supermajority voting requirements with respect to the removal of directors and amendment of certain provisions of our organizational documents, provisions for a classified board of directors and a prohibition on the ability of our stockholders to act by written consent. Our board of directors also has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

In addition to anti-takeover protections contained in our corporate governance documents, Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law apply to Helix and any other stockholder seeking to acquire control of our company.

While we enjoy certain anti-takeover protections afforded under Delaware law and applicable provisions of our organizational documents as described above, we may be more susceptible to takeover action from third parties now that Helix no longer holds a significant interest in our company.  Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our board of directors, these provisions apply even if the offer may be considered beneficial by some stockholders.  While our board of directors may consider the approval and adoption of other customary anti-takeover measures to attempt to mitigate these risks, such as the adoption of a shareholder rights plan, no decision in this regard has been made by our board.

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

In addition to our saturation diving vessels, we currently own nine portable saturation diving systems.

In April 2008, we sold the Cal Diver V, the American Diver and the American Liberty for $0.7 million and recorded a gain on sale of $0.2 million in our consolidated statement of operations.

During 2007 through February 2008, we chartered a vessel for use in the Middle East.  Expenses for this charter were $2.7 million and $17.0 million for years ended December 31, 2008 and 2007, respectively.

All of our vessels other than the Sea Horizon are subject to vessel mortgages securing our credit facility.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations and in order to maintain our vessels in class under the rules of the applicable class society. For 2009, these costs were $11.8 million.  We defer these costs and amortize over the period from drydock completion until the next regulatory drydock is required, which is generally 30 months. These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

Our Facilities

Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas. Our primary subsea and marine services operations are based in Broussard, Louisiana. All of our facilities are leased except for approximately 6 1/2 acres that we own at our Port of Iberia, Louisiana facility (the remainder of which is leased), our Broussard, Louisiana facility and our Port Arthur and Sabine, Texas facilities. The remaining terms of these leases range from less than one to 10 years. Future minimum rentals under these non-cancelable leases are approximately $21.1 million at December 31, 2009, with $5.1 million due in 2010, $3.6 million in 2011, $3.0 million in 2012, $2.8 million in 2013, $2.8 million in 2014 and $3.8 million thereafter. Total rental expense under these operating leases was approximately $5.4 million, $5.2 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table provides select information about our material facilities:

Location	Function	Size
Houston, Texas	Corporate Headquarters, Project	89,000 square feet
Management and Sales Office
Broussard, Louisiana	Operations, Offices and Warehouse	16 acres (Buildings: 84,000 sq. ft.)
Port of Iberia, Louisiana	Training and Warehouse	23 acres (Building 68,602 sq. ft.)
Fourchon, Louisiana	Marine, Operations and Dock	26 acres (Buildings: 2,300 sq. ft.)
Port Arthur, Texas	Marine/Spool base	23 acres (Building 6,000 sq. ft.)
Sabine, Texas	Marine base	26 acres
Singapore	Marine, Operations, Offices,	48,821 sq. ft.
Project Management and Warehouse
Perth, Australia	Operations, Offices and Project Management	33,906 sq. ft.
Del Carmen, Mexico	Operations, Offices and Dock	94,561 sq. ft.

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

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, translated to $23.6 million using the foreign exchange rate at December 31, 2009, including penalties and interest.  The SAT’s assessment claims that it is due unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe under the Mexico and United States double taxation treaty that these services are not taxable and the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.  Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operation, and cash flows.

During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 taxable years are now closed with respect to this particular claim by the SAT. Although we reached an agreement and paid a settlement for the 2005 through 2007 tax years, the audit for these years have not yet been officially closed. Even though we have settled this issue for prior years under Mexican tax law, the five-year statute of limitations remains open, so our tax years 2004 forward remain open for examination in Mexico.

Item 4.

Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “DVR.”  The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the New York Stock Exchange:

	Common Stock Price
	High	Low
Fiscal Year 2008
First Quarter	$14.11	$9.05
Second Quarter	$15.45	$10.11
Third Quarter	$14.34	$8.41
Fourth Quarter	$10.40	$4.43
Fiscal Year 2009
First Quarter	$7.99	$4.67
Second Quarter	$10.15	$6.54
Third Quarter	$11.75	$7.18
Fourth Quarter	$10.48	$6.83
Fiscal Year 2010
First Quarter (through February 22)	$8.14	$6.35

As of February 23, 2010, there were approximately 188 registered stockholders of our common stock.

Dividend Policy

We do not pay cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.  We currently intend to retain earnings, if any, for the future operation and growth of our business.  In addition, our financing arrangements prohibit the payment of cash dividends on our common stock.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this annual report is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be incorporated by reference into any filings we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the cumulative total stockholder return on our common stock for the period from December 14, 2006 (the date our common stock began trading) to December 31, 2009, to the cumulative total stockholder return for (i) the stocks of the S&P 500 Index, (ii) the Philadelphia Oil Service Sector index (“OSX”), a price-weighted index of leading oil service companies, (iii) a new peer group (the “New Peer Group”) selected in good faith by us and consisting of the following companies:  Dril-Quip, Inc., Global Industries, Ltd., Gulfmark Offshore, Inc., Helix Energy Solutions Group, Inc., Hercules Offshore, Inc., Newpark Resources, Inc., Oceaneering International, Inc., Superior Energy Services, Inc., TETRA Technologies, Inc., Tidewater Inc. and Trico Marine Services, Inc., and (iv) a previously used peer group (the “Old Peer Group”) which was selected in good faith by us and consisted of Global Industries, Ltd., Oceaneering International, Inc., Superior Energy Services, Inc. and TETRA Technologies, Inc., in each case assuming the investment of $100 on December 14, 2006 and the reinvestment of all dividends.  To create the New Peer Group, we expanded our Old Peer Group to include seven additional companies similar to ours in our industry in order to use a more broadly based benchmark.  The New Peer Group was selected by our Compensation Committee after consultation with our independent compensation consultants for executive compensation comparative purposes.  The returns of each member of the peer group have been weighted according to its equity market capitalization as of December 31, 2009.  We believe that the members of the New Peer Group provide services and products more comparable to us than the companies included in the OSX.

	Base Date	Years Ended December 31,
	12/14/06	2006	2007	2008	2009
Cal Dive	100	101.6	107.2	52.7	61.2
New Peer Group Index	100	91.0	105.6	38.0	62.2
Old Peer Group Index	100	90.7	125.2	44.6	94.4
Oil Service Index	100	92.9	144.3	63.6	94.1
S&P 500 Index	100	99.5	104.6	70.5	85.8

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the fourth quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
October 1 to October 31, 2009	—	—	—	—
November 1 to November 30, 2009(1)	1,742	$7.26	—	—
December 1 to December 31, 2009(1)	112,192	7.46	—	—
	113,934	$7.46	—	—

_______________________

(1)

Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted shares.

Item 6.

Selected Financial Data

For periods prior to December 14, 2006, our historical financial and other data have been derived from Helix’s consolidated financial statements and prepared on a combined basis, using the historical results of operations and bases of the assets and liabilities of the shallow water marine contracting business of Helix and giving effect to allocations of expenses to and from Helix. Our historical financial data will not necessarily be indicative of our future performance nor will such data necessarily reflect what our consolidated financial position and results of operations would have been had we operated as an independent publicly traded company during the periods shown.

We have prepared our consolidated financial statements as if we had been in existence as a separate company throughout all relevant periods. The consolidated results of operations data and cash flow data and the consolidated balance sheet data presented below were derived from our audited consolidated financial statements and the related notes thereto.

The operating results of the vessels and assets we acquired are included in these historical consolidated statements of operations since the acquisition dates as follows:

Torch	August 31, 2005
Acergy	November 1, 2005
DLB 801	January 2006
Kestrel	March 2006
Fraser Diving	July 31, 2006
Horizon	December 11, 2007

During 2009, we repurchased from Helix and retired approximately 15.2 million shares of our common stock in two separate transactions for $100 million at a weighted average price of $6.57 per share.

You should read the information contained in this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical audited consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Results of Operations Data:
Revenues	$829,362	$856,906	$623,615	$509,917	$224,299
Net income	76,627	109,499	105,600	119,414	37,730
Net income per common share:
Basic and fully diluted	$0.81	$1.03	$1.24	$1.91	$0.61(1)
Cash dividends declared per common share	$—	$—	$—	$7.42	$—

	December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Net property and equipment	$609,233	$604,242	$562,318	$222,247	$113,604
Total assets	1,155,979	1,309,608	1,274,050	452,153	277,884
Long-term debt, less current maturities	155,000	235,000	315,000	201,000	—
Total stockholders’ equity	694,798	705,697	587,907	157,761	177,783

(1)

Basic and diluted net income per share for this period is unaudited and is based upon 61,506,691 shares, reflecting a 61,506,691 to 1 stock split effected immediately prior to our initial public offering.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this annual report. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors” and elsewhere in this annual report.

Business and Outlook

The onset of a global recession in the fall of 2008 and the resulting decrease in worldwide demand for hydrocarbons caused many oil and natural gas companies to curtail capital spending for exploration and development.  Despite this financial market and economic environment, we experienced steady demand for our services during the first three quarters 2009. This demand was driven in part by the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008, and increased domestic and international new construction activities, the capital budgets for many of which had already been committed prior to the end of 2008.  However, demand for our services during the fourth quarter of 2009 was, and the first half of 2010 is expected to be, reduced for the following reasons:

•

reduced urgency by customers in completing the remaining hurricane repair and salvage work in the Gulf of Mexico;

•

reduced new construction work due to significantly less drilling activity in 2009, especially in the Gulf of Mexico; and

•

fewer large projects utilizing multiple vessels planned for 2010 similar to projects completed in 2008 and 2009 which yielded significant profits.

Although there is some evidence that the worldwide economy is emerging from recession, it is difficult to predict to what extent this will affect our overall activity level for 2010. Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, which should drive long-term demand for our services.

Fiscal 2009 Performance

We earned net income of $76.6 million, or $0.81 per share, for the year ended December 31, 2009 compared to $109.5 million, or $1.03 per share, for the year ended December 31, 2008.  Our 2009 performance compared to 2008 was adversely affected by lower vessel utilization, which was 64% in 2008 declining to 57% in 2009, as a result of decreased new construction services partially offset by an increase in demand for hurricane repair work.  In addition, we recorded a provision for doubtful accounts of $8.0 million in 2009 for customer disputes and bankruptcies, and our effective tax rate increased from 30% in 2008 to 35% in 2009 due to a lower percentage of profits being derived from foreign tax jurisdictions in 2009 as compared to 2008, which typically have a lower tax rate than the U.S.  Our fiscal 2009 performance was improved by a $5.8 million reduction to cost of sales for insurance recoveries during 2009, net of expenses recorded, for damages incurred to our property and equipment during 2008 resulting from hurricanes Gustav and Ike, and recovery on a claim from a prior year.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to winter weather conditions in the Gulf of Mexico.  The seasonal trend for vessel utilization can be disrupted by hurricanes, which have the ability to cause severe offshore damage and generate significant demand for our services from oil and natural gas companies trying to restore shut-in production.  This production restoration focus has led to increased demand for our services for prolonged periods following hurricanes, as historically shown in our results following hurricane Ivan in 2004, hurricanes Katrina and Rita in 2005, and hurricanes Gustav and Ike in 2008.  Beginning in the fourth quarter of 2009, we once again returned to more customary seasonal conditions.

The following table shows the size of our fleet and effective utilization of our vessels during the past three fiscal years:

	2009		2008		2007
	Number of Vessels (1)	Utilization (2)	Number of Vessels (1)	Utilization (2)	Number of Vessels (1) (3)	Utilization (2) (3)
Saturation Diving	8	79%	8	87%	7	91%
Surface and Mixed Gas Diving	13	57%	13	64%	16	60%
Construction Barges	10	41%	10	50%	2	91%
Entire Fleet	31	57%	31	64%	25	71%

______________________
(1) As of the end of the period, excluding acquired vessels prior to their in-service dates.

(2)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each year and does not reflect acquired vessels prior to their in-service dates and vessels in drydocking.

(3) Excludes the nine vessels acquired from Horizon on December 11, 2007.

Results of Operations

Operating Results

	Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
	(in thousands)			(in thousands, except %)
Revenues	$829,362	$856,906	$623,615	$(27,544)	(3%)	$233,291	37%
Gross profit	215,885	254,007	227,398	(38,122)	(15%)	26,609	12%

Vessel Utilization	57%	64%	71%	(7%)	(11%)	(7%)	(10%)

Revenues decreased from 2008 to 2009 by $27.5 million, or 3%, and gross profit decreased by $38.1 million or 15%, due to lower vessel utilization, which declined from 64% in 2008 to 57% in 2009, as a result of decreased new construction services partially offset by an increase in demand for hurricane repair work.  Our gross profit for 2009 was increased as compared to 2008 for a $5.8 million reduction to cost of sales related to insurance recoveries during 2009, net of expenses recorded, for damages incurred to our property and equipment during 2008 resulting from hurricanes Gustav and Ike, and recovery on a claim from a prior year incurred in the ordinary course of our business.

Revenues increased from 2007 to 2008 by $233.3 million, or 37%, and gross profit increased from 2007 to 2008 by $26.6 million, or 12%, as a result of contributions from certain Horizon assets acquired in December 2007.  The increase in revenues and gross profit was partially offset by lower vessel utilization, which decreased from 71% in 2007 to 64% in 2008, related to winter seasonality and harsh weather conditions in 2008 which continued into May 2008.  Gross profit was also negatively impacted by increased depreciation and amortization for the Horizon assets valued at their fair market value at the time of acquisition.

Selling and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
	(in thousands)			(in thousands, except %)
Selling and administrative expenses	$73,787	$74,500	$48,393	$(713)	(1.0%)	$26,107	54%
Selling and administrative expenses as a percentage of revenues	8.9%	8.7%	7.8%	0.2%	2.3%	0.9%	12%

Selling and administrative expenses increased from 2007 to 2008 primarily due to the Horizon acquisition, including non-cash amortization of related intangible assets of $3.5 million and one-time integration costs of $1.0 million, increased employee benefit costs and increased information technology costs.

Provision for doubtful accounts

		Year Ended December 31,		Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
		(in thousands)
Provision for doubtful accounts	$7,992	$—	$—	$7,992	(1)	—	—%

(1)

Percentage is not meaningful.

The provision for doubtful accounts recorded during 2009 was comprised of $2.5 million reserved for customers that have filed for bankruptcy protection during the year and $5.5 million for contract disputes with customers.  Of the $5.5 million reserved for customer disputes, $3.4 million is from accounts receivable acquired with the Horizon acquisition.  We intend to pursue all commercial and legal avenues for collection of the receivables currently reserved for in our allowance for doubtful accounts.

Gains on sales, equity in losses of investment, and other income (expense), net

		Year Ended December 31,		Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
		(in thousands)

Gain (loss) on sale of assets	$(99)	$204	$4,125	(303)	(149%)	(3,921)	(95%)
Equity earnings (loss) of investment	400	—	(10,841)	400	(1)	10,841	100%
Other income (expense), net	(2,069)	(973)	1,484	(1,096)	(113%)	(2,457)	(166%)

(1)

Percentage is not meaningful.

During 2007, we sold our interest in a vessel acquired in the Acergy acquisition and recorded a gain on sale of assets.  In addition, we determined there was an other than temporary impairment in our 40% minority ownership interest in Offshore Technology Solutions Limited (or “OTSL”), and recorded an impairment charge equal to the carrying value of our investment.  We sold our equity interest in OTSL to a third party in 2009 for $0.4 million and recorded as equity earnings of investment in our consolidated statement of operations.

Other income (expense) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.  In addition, we recorded an impairment charge of $0.5 million during 2009 for abandonment of buildings and leasehold improvements.

Interest expense, net

	Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
	(in thousands)			(in thousands, except %)
Interest expense, net	$13,801	$21,312	$10,743	$(7,511)	(35%)	$10,569	98%

The decrease in interest expense, net from 2008 to 2009 is primarily due to lower variable interest rates associated with our credit facility during 2009 as compared to 2008.

The increase in interest expense, net from 2007 to 2008 is related to increased debt assumed in December 2007 in connection with the Horizon acquisition.

Income tax rate

		Year Ended December 31,			Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
Income tax rate	35.4%	30.4%	35.2%	5%	16%	(5%)	(14%)

The increase in our effective income tax rate from 2008 to 2009 is due to a lower percentage of profits being derived from foreign tax jurisdictions in 2009 as compared to 2008, which typically have a lower tax rate than the U.S.  The decrease in our effective income tax rate from 2007 to 2008 is due to a higher percentage of profits being derived from foreign tax jurisdictions in 2008 as compared to 2007.

Net Income

		Year Ended December 31,		Increase/(Decrease)
	2009	2008	2007	2009 to 2008		2008 to 2007
		(in thousands)
Net income	$76,627	$109,499	$105,600	$(32,872)	(30%)	$3,899	4%
Weighted average fully-diluted shares outstanding	91,927	104,418	84,796	(12,491)	(12%)	19,622	23%
Fully-diluted earnings per share	$0.81	$1.03	$1.24	$(0.22)	(21%)	$(0.21)	(17%)

Net income decreased from 2008 to 2009 by $32.9 million, or 30%, and fully-diluted earnings per share decreased by $0.22 per share, or 21%, as a result of the factors described above.  Partially offsetting the decrease in fully-diluted earnings per share was a 12% reduction in weighted average fully-diluted shares outstanding from 2008 to 2009, primarily as a result of the repurchase from Helix and retirement of 15.2 million shares of our common stock during 2009.

Net income increased from 2007 to 2008 by $3.9 million, or 4%, as a result of the factors described above.  Despite the increase in net income, fully-diluted earnings per share decreased by $0.21 per share, or 17%, due to a 23% increase in fully-diluted weighted average shares as a result of the issuance of 20.3 million shares of our common stock in connection with the Horizon acquisition in December 2007.

Liquidity and Capital Resources

We require liquidity and capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility. We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. For 2010, we anticipate capital expenditures, excluding acquisitions, of approximately $38 million for replacements and vessel improvements and $34 million of regulatory drydock costs. In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund our business activities and achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for 2010 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

We have a credit facility, which consists of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At December 31, 2009, we had outstanding debt of $235 million under our term loan, including current maturities, and no debt outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan. We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty. We may borrow from or pay down on the revolving credit facility as business needs merit. At December 31, 2009, we were in compliance with all debt covenants.

At December 31, 2009, we had $52.4 million of cash on hand, $295.5 million available under our revolving credit facility, issued and outstanding letters of credit of $4.5 million under our revolving credit facility, and $6.1 million of outstanding warranty bonds.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2009 and 2008.

Operating Activities.  Net cash provided by operating activities totaled $234.9 million during 2009 compared to $139.9 million in 2008.  During 2009, net income adjusted for non-cash items, such as depreciation and amortization, stock-based compensation and provision for doubtful accounts, provided $172.4 million of cash, and net changes in our working capital and other balance sheet accounts provided $62.5 million of cash.  During 2008, net income adjusted for net non-cash items, such as depreciation and amortization, stock-based compensation and deferred income taxes, provided $212.6 million of cash, and net changes in our working capital and other balance sheet accounts used $72.7 million of cash.

Investing Activities.  Net cash used for investing activities was $63.0 million during 2009 compared to $80.6 million in 2008.  During 2009 and 2008, cash used for capital expenditures were $63.0 million and $83.1 million, respectively, and cash provided by sales of assets was $2.5 million during 2008.

Financing Activities.  Net cash used for financing activities was $180.0 million during 2009 compared to $60.0 million in 2008.  During 2009, we borrowed $100 million under our revolving credit facility to fund the $100 million repurchase of our common stock from Helix.  We made scheduled payments of $80 million under our term loan and paid $100 million outstanding under our revolving credit facility, which resulted in no amounts being outstanding under our revolving credit facility as of December 31, 2009.  During 2008, we borrowed $61.1 million under our revolving credit facility to meet working capital needs.  We made scheduled payments of $60 million under our term loan and paid $61.1 million outstanding under our revolving credit facility, which resulted in no amounts being outstanding under our revolving credit facility as of December 31, 2008.

Contractual and Other Obligations

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Total rental expense under these operating leases was approximately $5.4 million, $5.2 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, our contractual obligations for long-term debt, operating leases, purchase commitments and other payables were as follows:

		Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
			(in thousands)
Long-term financing obligations:(1)
Principal	$235,000	$80,000	$155,000	$—	$—
Interest	13,200	6,507	6,693	—	—
Noncancelable operating leases and charters(2)	21,051	5,149	6,565	5,592	3,745
Purchase commitments(3)	5,082	5,082	—	—	—
Long-term tax payable to Helix(4)	2,695	1,004	1,266	425	—
Interest rate swap	627	627	—	—	—
Total contractual obligations	$277,655	$98,369	$169,524	$6,017	$3,745

___________________________

(1)

Represents the term loan under our credit facility - see Note 7 to our consolidated financial statements.  Assumes an interest rate based on three month LIBOR at December 31, 2009 plus a margin of 2.25% and commitment fees of 0.5% on unused portion of revolver.

(2)

See Note 10 under the caption “Lease Commitments,” to our consolidated financial statements.

(3)

Purchase commitments include agreements to purchase goods or services that are enforceable and legally binding and specify all significant terms, including:  fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(4)

See Note 3 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements.

Critical Accounting Estimates and Policies

Our accounting policies are described in Note 2 of our consolidated financial statements.  We prepare our financial statements in conformity with U.S. generally accepted accounting principles. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.

Revenue Recognition

We determine the appropriate revenue recognition accounting method for each of our contracts at the beginning of the project.  Most of our revenues are derived from contracts that have a short duration. These contracts contain either qualified lump-sum provisions or provisions for specific time, material and equipment charges, which we bill in accordance with the terms of such contracts.

Revenue generated from qualified lump-sum contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion.  Changes in the expected cost of materials and labor, productivity, scheduling and other factors may affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project’s completion and, therefore, delay the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when it is first determined as required under generally accepted accounting principles. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.

In determining whether a contract should be accounted for using the percentage-of-completion method, we follow the accounting guidelines for the performance of construction-type contracts.  The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects.  Although we constantly seek to improve our ability to estimate contract costs and profitability, adjustments to total contract costs due to unanticipated events could be significant in future periods.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as delivery has occurred or services have been rendered, price is fixed or determinable and collection is reasonably assured.

Property and Equipment

We record our property and equipment at cost.  We depreciate our assets primarily on the straight-line method over their estimated useful lives. Our estimates of useful lives of our assets are as follows: vessels — 15 to 20 years; portable saturation diving systems — five to 20 years; machinery and equipment — three to 10 years; and buildings and leasehold improvements — three to 20 years. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the economic useful life. We expense the costs of repairs and maintenance which do not materially prolong the useful life of the property and equipment as incurred. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of our property and equipment may not be recoverable.  We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions.  If such impairment indicators are present, we determine whether an impairment has occurred through projected net undiscounted cash flows based on expected operating results over the remaining life of the asset group.  The cash flows are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry trends, expected utilization and margins.  Management’s estimates may vary considerably from actual outcomes due to future adverse market conditions, poor operating results, or other factors that could result in our inability to recover the current carrying value of long-lived assets, which could possibly require an impairment charge in the future.  We recorded an impairment charge of $0.5 million in 2009 for buildings and leasehold improvements we have abandoned.  We recorded no impairment charges to property and equipment in 2008 and 2007.

Recertification Costs and Deferred Drydock Costs

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

Goodwill and Other Intangible Assets

We do not amortize goodwill.  Instead, our goodwill is tested for impairment annually.  In certain circumstances, we also test for impairment of goodwill between annual tests, including a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, emergence of unanticipated competition, or loss of key personnel.  We test for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present.

Our goodwill impairment test is based on our single operating unit and reporting unit structure.  The first step of the goodwill impairment test involves a comparison of our estimated fair value with our carrying amount, including goodwill.  An impairment loss generally would be recognized if the carrying amount of our net assets exceeds our estimated fair value.  Our fair value is calculated by a combination of the discounted cash flow method and other market methods.  A number of significant assumptions and estimates are involved in the application of the discounted cash flow and other market models to forecast operating cash flows, including projected revenue growth, operating profit margin percentages, tax rates, capital spending, discount rate, and terminal values. A variance in forecasted cash flows or in the assumed discount rate could have a significant effect on our impairment test in future periods.  Our estimates of cash flows may differ from actual cash flows due to, among other things, economic conditions and offshore exploration, development and production activity in the oil and natural gas industry.  Any changes in such factors may negatively affect our business and result in a future goodwill impairment.

We completed our annual goodwill impairment test as of November 1, 2009, and goodwill was not impaired as our estimated fair value exceeded our carrying amount by 14%.  We will continue to test our goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce our fair value below its carrying amount.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), we recognize income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.

Our most significant judgments on tax related matters include tax valuation allowances and uncertain tax positions.  These matters involve the exercise of significant judgment which could change and materially impact our financial condition or results of operations.  The realization of our deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered.  In evaluating our valuation allowance, we consider the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions, the latter two of which involve the exercise of significant judgment.  Changes to our valuation allowance could materially impact our results of operations.  We have liabilities for unrecognized tax benefits related to uncertain tax positions connected with ongoing examinations and open tax years.  Changes in our assessment of these liabilities may require us to increase the liability and record additional tax expense or reverse the liability and recognize a tax benefit which would positively or negatively impact our effective tax rate.

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

Recently Issued Accounting Principles

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements.  We do not believe that any issued accounting and reporting guidance we have not yet adopted will have a material impact on our consolidated financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.

Credit Risk.  Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  Cash equivalents such as deposits and temporary cash investments are held by major banks.  Our trade receivables are with a variety of U.S., international and foreign-country national oil and natural gas companies.  Management considers this credit risk to be limited due to the financial resources of these companies.  We perform ongoing credit evaluations of our customers and we generally do not require material collateral to support contractual payment obligations.  We maintain reserves for potential credit losses.

Interest Rate Risk.  At December 31, 2009, we had $235 million of variable-rate debt outstanding under our credit facility.  Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  To reduce the impact of this market risk, in April 2008 we entered into a two-year interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments to fixed-rate interest payments.  This interest rate swap effectively fixes our variable interest payments made on $100 million of our variable-rate term loan, or approximately 43% as of December 31, 2009, at 4.88% for the remaining term of the interest rate hedge.  A hypothetical increase of 10% in quoted interest rates as of December 31, 2009 would increase interest expense by $0.5 million, $0.3 million, and $0.1 million in 2010, 2011 and 2012, respectively.

Foreign Currency Exchange Rate Risk.  We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates.  Although the vast majority of our business is transacted in U.S. dollars, we transact some business in Euro-dollars, Mexican pesos, Singapore dollars, and Australian dollars, among others.  Historically, foreign currency exchange rate risk has not been material to our business and we have not entered into any foreign exchange contracts.  At various times, we utilize the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies.  As we continue to grow our international operations, foreign currency exchange rate risk may become more significant and we may mitigate our foreign currency risk with foreign currency derivative instruments in the future.

Item 8.

Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cal Dive International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal Dive International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 26, 2010

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$52,413	$60,556
Accounts receivable:
Trade, net of allowance for doubtful accounts of $7,286 and $4,604, respectively	119,499	167,714
Contracts in progress	24,511	56,764
Affiliated, net	—	54,944
Deferred income taxes	3,183	5,562
Other current assets	25,102	23,597
Total current assets	224,708	369,137

Property and equipment	797,387	739,337
Less - Accumulated depreciation	(188,154)	(135,095)
Net property and equipment	609,233	604,242

Other assets:
Goodwill	292,469	292,469
Deferred drydock costs	16,976	24,784
Other assets, net	12,593	18,976
Total assets	$1,155,979	$1,309,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,680	$77,440
Advanced billings on contracts	3,512	10,958
Current maturities of long-term debt	80,000	80,000
Income tax payable	6,025	14,900
Accrued liabilities	39,668	58,995
Total current liabilities	178,885	242,293

Long-term debt	155,000	235,000
Long-term payable to affiliate	—	2,695
Deferred income taxes	121,973	116,790
Other long term liabilities	5,323	7,133
Total liabilities	461,181	603,911

Commitments and contingencies (Note 10)	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, Issued and outstanding: 93,933 and 107,498 shares, respectively	939	1,075
Capital in excess of par value of common stock	399,199	488,841
Accumulated other comprehensive income (loss)	914	(1,338)
Retained earnings	293,746	217,119
Total stockholders’ equity	694,798	705,697
Total liabilities and stockholders’ equity	$1,155,979	$1,309,608

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues	$829,362	$856,906	$623,615
Cost of sales	613,477	602,899	396,217
Gross profit	215,885	254,007	227,398
Selling and administrative expenses	73,787	74,500	48,393
Gain (loss) on sale of assets	(99)	204	4,125
Provision for doubtful accounts	7,992	—	—
Income from operations	134,007	179,711	183,130
Equity earnings (losses) of investment, inclusive of impairment charge	400	—	(10,841)
Interest expense, net	13,801	21,312	10,743
Other income (expense), net	(2,069)	(973)	1,484
Income before income taxes	118,537	157,426	163,030
Provision for income taxes	41,910	47,927	57,430
Net income	$76,627	$109,499	$105,600
Net income per common share:
Basic and fully-diluted	$0.81	$1.03	$1.24
Weighted average shares outstanding:
Basic	91,884	104,418	84,796
Fully-diluted	91,927	104,418	84,796

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in thousands)

			Capital in Excess of Par	Accumulated Other Compre-hensive Income (loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Par value
Balances at December 31, 2006	84,298	$ 843	$ 154,898	$ —	$ 2,020	$ 157,761
Net income					105,600	105,600
Comprehensive income						105,600
Stock-based compensation plans	561	5	3,382			3,387
Stock issuance	20,300	203	321,747			321,950
Other			(791)			(791)
Balances at December 31, 2007	105,159	1,051	479,236	—	107,620	587,907
Net income					109,499	109,499
Foreign currency translation adjustment				(216)		(216)
Unrealized loss from cash flow hedge (net of income tax of $603)				(1,122)		(1,122)
Comprehensive income						108,161
Stock-based compensation plans	2,339	24	9,605			9,629
Balances at December 31, 2008	107,498	1,075	488,841	(1,338)	217,119	705,697
Net income					76,627	76,627
Foreign currency translation adjustment				1,539		1,539
Decrease in unrealized loss from cash flow hedge (net of income tax of $384)				713		713
Comprehensive income						78,879
Repurchase and retirement of stock from Helix	(15,212)	(152)	(99,848)			(100,000)
Stock-based compensation plans	1,647	16	10,206			10,222
Balances at December 31, 2009	93,933	$ 939	$ 399,199	$ 914	$293,746	$ 694,798

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$76,627	$109,499	$105,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,313	71,195	40,698
Stock compensation expense	7,272	6,021	3,387
Equity in losses of investment, inclusive of impairment charge	—	—	10,841
Deferred income tax expense	2,427	24,883	24,279
Loss (gain) on sale of assets	99	(204)	(4,125)
Provision for doubtful accounts	7,992	—	—
Deferred financing costs	1,172	1,165	5,788
Impairment on long-lived assets	530	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	128,729	6,838	(4,415)
Other current assets	(298)	(2,170)	5,606
Deferred drydock costs	(12,868)	(15,842)	(22,407)
Accounts payable and accrued liabilities	(53,513)	(53,974)	(28,967)
Other noncurrent assets and liabilities, net	382	(7,506)	(26,340)
Net cash provided by operating activities	234,864	139,905	109,945
Cash Flows From Investing Activities:
Additions to property and equipment	(63,024)	(83,108)	(30,301)
Acquisition of businesses, net of cash acquired	—	—	(137,431)
Proceeds from sales of property and equipment	17	2,472	22,587
Net cash used in investing activities	(63,007)	(80,636)	(145,145)
Cash Flows From Financing Activities:
Draws on revolving credit facility	100,000	61,100	375,000
Repayments on term loan under credit facility	(80,000)	(60,000)	—
Repayments of revolving credit facility	(100,000)	(61,100)	(201,000)
Repayment of Horizon and other debt	—	—	(100,168)
Repurchase of common stock	(100,000)	—	—
Net cash provided by (used in) financing activities	(180,000)	(60,000)	73,832
Net increase (decrease) in cash and cash equivalents	(8,143)	(731)	38,632
Cash and cash equivalents:
Balance, beginning of year	60,556	61,287	22,655
Balance, end of year	$52,413	60,556	$61,287
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10,996	20,704	$10,352
Income taxes paid (refunded), net	$48,050	$(2,867)	$44,864

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Organization

We are a marine contractor that provides manned diving, pipelay and pipe burial, platform installation and platform salvage services to a diverse customer base in the offshore oil and natural gas industry.  We offer our customers these complementary services on an integrated basis for more complex subsea projects, which provides them with greater efficiency in the completion of their work, while enhancing the utilization of our fleet.  Our headquarters are located in Houston, Texas.

Our global footprint encompasses operations in the Gulf of Mexico OCS, the Northeastern U.S., Latin America, Southeast Asia, China, Australia, the Middle East, India and the Mediterranean. We currently own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany transactions.  Our financial statements for prior periods include reclassifications that are made to conform the current year presentation.  These reclassifications did not impact our reported net income or stockholders’ equity.

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

Subsequent Events

We conducted our subsequent events review through the date these annual consolidated financial statements were filed with the SEC.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, equity investments, intangible assets and goodwill, property and equipment, income taxes, workers’ compensation insurance, expected costs to complete construction projects and contingent liabilities. In making judgments about the estimated carrying values of assets and liabilities, we use our historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates may be revised from time to time with changes in experience or in assumptions, and actual results may differ from those estimates.

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

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Under these contracts, we may receive revenues for the mobilization of equipment and personnel, and incur incremental costs for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs.  We defer revenue and costs related to mobilization and amortize on a straight-line basis over the estimated contract service period, which is consistent with the general pace of activity, level of services being provided and dayrates being earned over the service period of the contract. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

Revenue on significant qualified lump-sum contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. In determining whether a contract should be accounted for using the percentage-of-completion method, we consider whether:

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

The asset “contracts in progress” represents revenues from time, materials and equipment contracts for work performed during the period that has not yet been invoiced, and costs and estimated earnings recognized as revenue on the percentage-of-completion method in excess of amounts billed as determined on an individual contract basis.  The liability “advance billings on contracts” represents amounts billed in excess of costs, and estimated earnings recognized as revenue on the percentage-of-completion method on an individual contract basis. All amounts included in contracts in progress at December 31 are expected to be billed and collected within one year.  The following is a summary of the components of contracts in progress (dollars in thousands):

	December 31,
	2009	2008
Unbilled revenue from time, material and equipment contracts	$8,834	$30,077
Revenue recognized on the percentage-of-completion method in excess of amounts billed	15,677	26,687
	$24,511	$56,764

Cash and Cash Equivalents

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months.

Accounts Receivable and Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts receivable based on historical experience and any specific customer collection issues that we have identified. Doubtful accounts receivable are charged to expense when a settlement is reached for an amount that is less than the outstanding balance, or when we have determined the accounts receivable will not be collected.  The allowance for doubtful accounts was $7.3 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively.

Retention is not immediately collectible under the retainage provisions of our contracts.  We include retainages expected to be collected within one year in accounts receivable - trade.  Retainages expected to be collected after one year are included in other assets.  The following amounts represent retainages on contracts (dollars in thousands):

	December 31,
	2009	2008
Retainages expected to be collected within one year	$2,210	$18,481
Retainages expected to be collected after one year	—	—
Total retainages	$2,210	$18,481

Property and Equipment

Property and equipment are recorded at cost. We depreciate our assets primarily on the straight-line method over their estimated useful lives. Depreciation expenses were $53.2 million, $46.0 million and $24.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The following is a summary of the components of property and equipment (dollars in thousands):

	Estimated	December 31,
	Useful Life	2009	2008
Vessels	15 to 20 years	$632,142	$593,465
Portable saturation diving systems	5 to 20 years	73,355	64,637
Machinery and equipment	3 to 10 years	48,757	47,723
Buildings, leasehold improvements and other	3 to 20 years	43,133	33,512
Total property and equipment		$797,387	$739,337

The cost of repairs and maintenance is charged to operations as incurred, while the cost of improvements is capitalized and depreciated over the useful life of the asset. Total repair and maintenance charges were $25.3 million, $17.6 million and $13.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.  When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income.

For long-lived assets to be held and used, excluding goodwill, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset group. If it is determined that an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future. We recorded an impairment charge of $0.5 million in 2009 for buildings and leasehold improvements we have abandoned.  We recorded no impairment charges to property and equipment in 2008 and 2007.

Assets are classified as held for sale and included in other current assets when we have a plan for disposal of certain assets and those assets meet the held for sale criteria as set forth in authoritative accounting guidance. At December 31, 2009 and 2008, we had no assets held for sale.

Recertification Costs and Deferred Drydock Charges

Our vessels are required by regulation to be recertified after certain periods of time. These recertification costs are incurred while the vessel is in drydock. In addition, routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. We defer and amortize drydock and related recertification costs over the length of time for which we expect to receive benefits from the drydock and related recertification, which is generally 30 months. Vessels are typically available to earn revenue for the 30-month period between drydock and related recertification processes. A drydock and related recertification process typically lasts one to two months, a period during which the vessel is not available to earn revenue. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over the respective economic useful life. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

As of December 31, 2009 and 2008, capitalized deferred drydock and related recertification costs totaled $17.0 million and $24.8 million, respectively. During the years ended December 31, 2009, 2008 and 2007, drydock amortization expense was $19.6 million, $19.9 million and $15.4 million, respectively.

Goodwill and Other Intangible Assets

We do not amortize goodwill.  Instead, our goodwill is tested for impairment annually.  In certain circumstances, we are also required to test for impairment of goodwill between annual tests, including a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or emergence of unanticipated competition.  We test for the impairment of other intangible assets when impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions are present.

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

At December 31, 2009 and 2008, we had goodwill of $292.5 million. We completed our annual goodwill impairment test as of November 1, 2009, and goodwill was not impaired. We will continue to test our goodwill annually on a consistent measurement date unless events occur or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2007	$284,141
Finalization of Horizon purchase price allocation	8,328
Balance at December 31, 2008	292,469
Current year activity	—
Balance at December 31, 2009	$292,469

A summary of other intangible assets is as follows (in thousands):

		As of December 31, 2009		As of December 31, 2008
	Estimated	Gross	Accumulated	Gross	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract backlog	1.5 years	$2,960	$(2,960)	$2,960	$(1,330)
Customer relationships	5 to 7 years	6,758	(3,186)	6,758	(2,294)
Trade name	7 years	490	(144)	490	(74)
Total		$10,208	$(6,290)	$10,208	$(3,698)

Intangible assets, excluding goodwill, are recorded as other noncurrent assets on our consolidated balance sheet and are amortized on a straight-line method over their estimated useful life.  Total amortization expenses for intangible assets for the years ended December 31, 2009, 2008, and 2007 were $2.6 million, $5.1 million and $1.1 million, respectively.  A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,
2010	$1,143
2011	1,143
2012	1,110
2013	455
2014	67

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

Income Taxes

We recognize income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We do not provide for U.S. income taxes on foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.

We account for uncertain tax positions using a benefit recognition model with a two-step approach: (1) a more-likely-than-not recognition criterion, and (2) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded.  Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statements of operations.

Stock-Based Compensation Plans

We measure restricted stock awards at fair value on the date they are granted to employees and recognize compensation cost in our financial statements over the requisite service period.

The fair value of the liability incurred for performance share units is revalued at the end of each reporting period through settlement using the Monte Carlo simulation methodology.  Changes in the fair value of the liability for performance share units that occur during the requisite service period are recognized as compensation expense based on the percentage share of the requisite service that has been rendered at that date.  As it is management’s intent to pay cash to settle our liability for performance share units, if any, at the end of the service period, we record a liability for these financial instruments on our balance sheet rather than as an increase to equity.

We use the Black-Scholes fair value model to measure compensation cost for our employee stock purchase plan.

Interest Rate Swap and Hedging Activities

To reduce the impact of changes in interest rates on our variable rate term loan, in April 2008 we entered into a two-year interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 4.88%.  This interest rate swap qualifies as a cash flow hedge under hedge accounting.  At December 31, 2009, the interest rate swap had a fair value of $0.6 million, which is recorded as current accrued liabilities.  We reclassified $0.7 million of unrealized loss from our interest rate swap into earnings during 2009.  As of December 31, 2009, $0.4 million of unrealized loss from our interest rate swap is recorded in other comprehensive income and will be reclassified into earnings during 2010.

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

Recently Issued Accounting Principles

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements.  We do not believe that any issued accounting and reporting guidance we have not yet adopted will have a material impact on our financial statements.

3.   Related Party Transactions

Prior to December 2006, we were wholly-owned by Helix.  In December 2006, Helix and its subsidiaries contributed and transferred to us all of the assets and liabilities of its shallow water marine contracting business, including 23 surface and diving support vessels capable of operating in water depths of up to 1,000 feet and three shallow water pipelay vessels, and then we, through an initial public offering (“IPO”), became a separate company from Helix.

As of December 31, 2008, Helix owned 61,506,691 shares of our common stock, which represented approximately 57.2% of our common stock.  During 2009, Helix reduced its ownership to 500,000 of our shares, or less than 1% of our common stock, at December 31, 2009, by completing the following transactions:

•

On January 28, 2009, we repurchased and retired approximately 13.6 million shares of our common stock from Helix for approximately $86 million, or $6.34 per share.  We funded the share repurchase by borrowing $100 million under our revolving credit facility.

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

The Master Agreement created a framework for the separation of our business from Helix’s business, allocates liabilities (including those potential liabilities related to litigation) between the parties, allocates responsibilities and provides standards for each company’s conduct going forward (e.g., coordination regarding financial reporting), and sets forth the indemnification obligations of each party. The provisions in the Master Agreement related to the timing, presentation and delivery of our financial information terminated upon the completion of Helix’s secondary offering in September 2009.

Pursuant to a Corporate Services Agreement that we terminated in the third quarter of 2009, Helix provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services; and (iii) information systems, network and communication services. The costs of these administrative services were allocated to us based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. Total allocated costs from Helix for such services were approximately $0.9 million, $3.7 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Through 2007, we provided to Helix certain operational and field support services under this agreement including: (i) training and quality control services; (ii) marine administration services; (iii) supply chain and base operation services; (iv) environmental, health and safety services; (v) operational facilities management services; and (vi) human resources services.  The costs of these services were allocated to Helix based on headcount, work hours and revenues, as applicable. Total allocated costs to Helix for such services were $3.4 million for the year ended December 31, 2007.  No such services were provided to Helix for the years ended December 31, 2009 and 2008.

Pursuant to the Employee Matters Agreement, we generally accepted and assumed all employment related obligations with respect to all individuals who were our employees as of the IPO closing date, including expenses related to existing options and restricted stock.  These employees are entitled to retain their Helix stock options and restricted stock grants under their original terms except as mandated by applicable law.  We are required under the terms of the Employee Matters Agreement to pay to Helix a monthly service fee equal to the sum of (i) the aggregate third party administrative costs incurred by Helix, plus (ii) the total costs and expenses incurred by Helix for financial accounting purposes with respect to such stock options and restricted stock.  We consider the aggregate amounts paid under this agreement to be immaterial, and we settled all future amounts payable under this agreement with Helix by a single final lump sum payment in the fourth quarter of 2009.

Pursuant to the Tax Matters Agreement, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before the IPO date, and we are generally responsible for all such taxes beginning after the IPO date.  In addition, the agreement provides that for a period of up to ten years, we are required to make aggregate payments to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction, which amount was agreed to be approximately $11.3 million.  As of December 31, 2009, the current and long-term tax benefits payable to Helix were $1.0 million and $1.7 million, respectively.  The reduction in Helix’s percentage ownership of our common stock had no effect on this obligation.

Pursuant to the Registration Rights Agreement, we agreed to provide Helix with registration rights relating to the shares of our common stock held by them, and pursuant to a request made by Helix under its “demand” registration rights, on December 18, 2007, we filed a shelf registration statement on Form S-3 to register for re-sale all of the shares of our common stock held by Helix.  The two secondary public offerings through which Helix sold shares of our common stock in 2009 were completed pursuant to this shelf registration statement.  Helix retains the right to dispose of its remaining shares of our common stock either pursuant to the effective shelf registration statement we filed on Form S-3, or pursuant to its piggy-back registration rights granted under the Registration Rights Agreement.

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $33.0 million, $112.3 million and $53.6 million in 2009, 2008 and 2007, respectively.  Helix provided ROV services to us and we recognized operating expenses of $9.7 million, $23.6 million and $7.3 million in 2009, 2008 and 2007, respectively.  These services were performed at prevailing market rates.  Subsequent to September 23, 2009, we are no longer an affiliate of Helix and the amounts above do not include transactions after this date.

Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash periodically.  At December 31, 2009, the net current amount due to Helix was $0.4 million and at December 31, 2008, the net current amount due from Helix was $54.9 million.  As we are no longer an affiliate of Helix at December 31, 2009, the net current amount due to Helix of $0.4 million is included in accounts payable on our consolidated balance sheet.

4.   Acquisition

To expand our marine construction capabilities, on December 11, 2007, we acquired 100% of Horizon, a marine construction services company headquartered in Houston, Texas.  The acquisition added nine vessels to our fleet, including four pipelay/pipebury barges, one combination pipelay/pipebury barge, two derrick barges, one dedicated pipebury barge and one DSV, operating in the U.S. Gulf of Mexico, the Northeastern U.S., Latin America, the Middle East, Southeast Asia, and the Mediterranean. Under the terms of the merger, each share of Horizon common stock, par value $0.00001 per share, was converted into the right to receive $9.25 in cash and 0.625 shares of our common stock.  All shares of Horizon restricted stock that had been issued but had not vested prior to the effective time of the merger became fully vested at the effective time of the merger and converted into the right to receive the merger consideration.  We issued an aggregate of approximately 20.3 million shares of common stock and paid approximately $300 million in cash to the former Horizon stockholders upon completion of the acquisition.  The cash portion of the merger consideration was paid from cash on hand and from borrowings of $375 million under our credit facility.  See Footnote 7 - “Long-term Debt.”

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

The Horizon acquisition was accounted for as a business combination with the acquisition price allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the excess being recorded as goodwill.  The final valuation of net assets was completed in the fourth quarter of 2008.  The results of net assets acquired are included in the accompanying consolidated statement of operations since the date of purchase.  The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$170,607
Other current assets	164,664
Property and equipment	336,147
Other long-term assets	15,133
Goodwill	265,668
Intangible assets	9,510
Total assets acquired	961,729
Current liabilities	(184,678)
Deferred income taxes	(59,322)
Long-term debt	(87,641)
Other non-current liabilities	(100)
Total liabilities assumed	(331,741)
Net assets acquired	$629,988

The following unaudited pro forma combined operating results of us and Horizon for the year ended December 31, 2007 are presented as if the acquisition had occurred on January 1, 2007 (in thousands):

Year Ended December 31,
2007
Pro forma revenue	$1,004,595
Pro forma net income	92,361
Pro forma basic net income per common share	$0.89
Pro forma diluted net income per common share	$0.89
Pro forma shares used in calculation:
Basic	103,985
Diluted	104,110

For the year ended December 31, 2007, we recorded revenues of $47.5 million related to services provided to Horizon. We have eliminated the sales and related operating expenses between us and Horizon in the pro forma operating results.  In addition, the pro forma operating results reflect adjustments for the increases in depreciation related to the “step-up” of the acquired assets to their fair value and to reflect depreciation calculations under the straight-line method instead of the units-of-production method used by Horizon. Pro forma results include the amortization of identifiable intangible assets. We estimated interest expense based upon increases in long-term debt to fund the cash portion of the purchase price at estimated annual interest rate of 7.55% for the year ended December 31, 2007 based upon the terms of the term loan of three month LIBOR plus 2.25%. The pro forma adjustment to income tax reflects the statutory federal and state income tax impacts of the pro forma adjustments to our pretax income with an applied tax rate of 35%. Pro forma weighted average shares outstanding have been adjusted to reflect the conversion of Horizon’s outstanding common stock to shares of our common stock (at a rate of one Horizon share for 0.625 Cal Dive share) assuming the transaction was consummated at the beginning of the period presented. The unaudited pro forma combined results of operations are not indicative of the actual results had the acquisition occurred on January 1, 2007 or of future operations of the combined companies.

5.   Equity Investment

Prior to January 2009, we had a 40% minority ownership interest in OTSL, which provides marine construction services to the oil and natural gas industry in and around Trinidad and Tobago.  We accounted for our interest in OTSL under the equity method of accounting, as we did not have voting or operational control of OTSL and were not allocated a majority of OTSL’s losses.

During 2007, we determined that there was an other than temporary impairment in OTSL and the full value of our investment was impaired.  We recorded equity losses in OTSL of $10.8 million, inclusive of the impairment charge for the fiscal year ended December 31, 2007. We sold our equity interest in OTSL to a third party in 2009 for $0.4 million and recorded this gain in equity earnings of investment in our consolidated statement of operations.

6.   Details of Certain Accounts

Other current assets consisted of the following as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Insurance claims to be reimbursed	$5,201	$7,840
Prepaid job costs	3,039	3,012
Prepaid insurance	5,023	—
Prepaid other	644	4,234
Supplies and spare parts inventory	2,610	2,776
Other receivables	4,541	5,643
Income tax receivable	2,173	—
Other	1,871	92
	$25,102	$23,597

Other long-term assets, net, consisted of the following as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Intangible assets with definite lives, net	$3,918	$6,510
Deferred financing costs	3,517	4,689
Equipment deposits and other	5,158	7,777
	$12,593	$18,976

Accrued liabilities consisted of the following as of December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Accrued payroll and related benefits	$18,548	$19,636
Insurance claims to be reimbursed	5,201	7,840
Accrued insurance	6,774	14,634
Interest rate swap	627	1,378
Accrued taxes other than income	847	5,558
Note payable	1,585	—
Other	6,086	9,949
	$39,668	$58,995

7.   Long-term Debt

In December 2007, we entered into a secured credit facility with certain financial institutions, consisting of a $375 million term loan and a $300 million revolving credit facility, and borrowed $375 million under the term loan to fund the cash portion of the merger consideration in connection with our acquisition of Horizon and to retire our and Horizon’s existing debt.  As of December 31, 2009, we had outstanding debt of $235 million under this credit facility.  The interest rate on the $235 million outstanding under the term loan was LIBOR plus 2.25% (2.60%) at December 31, 2009. We had no outstanding borrowings under the revolving credit facility at December 31, 2009, and $295.5 million was available under the revolving credit facility. At December 31, 2009, $4.5 million of this facility was used to support letters of credit.

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

Aggregate maturities of principal amounts under our credit facility for each year through maturity are as follows (in thousands):

2010	80,000
2011	80,000
2012	75,000
$235,000

The credit agreement and the other documents entered into in connection with the credit agreement include terms and conditions, including covenants that we consider customary for this type of transaction. The covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, sell or transfer assets and pay dividends. In addition, the credit agreement requires us to meet minimum financial requirements specified in the agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts and general intangible assets.  At December 31, 2009, we were in compliance with all debt covenants.

For the years ended December 31, 2008 and 2007, we deferred fees in connection with our credit facilities of $0.1 million and $5.6 million, respectively, which are being amortized over a five-year period in accordance with the loan’s maturity in December 2012.  As of December 31, 2009 and 2008, deferred financing costs totaled $3.5 million and $4.7 million, respectively.

8.   Income Taxes

Income from continuing operations before income taxes was comprised of the following (in thousands):

		Year Ended December 31,
	2009	2008	2007
Domestic and foreign summary:
United States	$107,426	$93,755	$147,185
Foreign	11,111	63,671	15,845
Income before income taxes from continuing operations	$118,537	$157,426	$163,030

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

		Year Ended December 31,
	2009	2008	2007
U.S.	$37,678	$14,129	$31,612
Foreign	1,805	8,915	1,539
Total current provision for income taxes	39,483	23,044	33,151
U.S.	4,495	24,533	19,300
Foreign	(1,928)	—	2,012
Change in valuation allowance	(140)	350	2,967
Total deferred provision for income taxes	2,427	24,883	24,279
Total provision for income taxes	$41,910	$47,927	$57,430

For the year ended December 31, 2007, we established a $3.0 million valuation allowance related to a non current deferred tax asset set up during 2007 for the impairment of our investment in OTSL. See Note 5 — “Equity Investment.”  During 2008, we established a $0.3 million valuation allowance for the impairment of a foreign subsidiary. During 2009, we reduced the valuation allowance related to the investment in OTSL by $0.1 million. Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized.

The primary differences between the U.S. statutory rate and our effective rate were as follows:

		Year Ended December 31,
	2009	2008	2007
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign activity taxed at local rates	0.0	(6.8)	(1.8)
Change in valuation allowance	(0.1)	0.2	1.8
Other	0.5	2.0	0.2
Effective rate	35.4%	30.4%	35.2%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax liabilities:
Depreciation	$127,571	$118,425
Deferred drydock costs	5,855	8,990
Prepaid and other	3,469	4,085
Total deferred tax liabilities	136,895	131,500
Deferred tax assets:
Reserves, accrued liabilities and other	(9,512)	(11,263)
Net operating loss	(6,426)	(3,533)
Foreign tax credit	(5,344)	(7,905)
Alternative minimum tax credit	—	(888)
Total deferred tax assets	(21,282)	(23,589)
Valuation allowance	3,177	3,317
Net deferred tax liability	$118,790	$111,228

Deferred income tax is presented as:
Current deferred tax asset	$(3,183)	$(5,562)
Non current deferred tax liability	121,973	116,790
Net deferred tax liability	$118,790	$111,228

We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings permanently invested overseas. For 2009, the amount of permanently invested losses was $1.1 million. We have cumulative net unremitted earnings from foreign subsidiaries of approximately $69.2 million as of December 31, 2009. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.

For U.S federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $9.5 million that, if not utilized, will expire at various times beginning in 2016. Additionally, we have foreign NOL carryforwards of approximately $16.5 million, which do not expire. We provide a valuation allowance against NOL carryforwards for each jurisdiction based on our consideration of existing temporary differences and expected future earning levels in each jurisdiction. For U.S. federal income tax purposes, we have foreign tax credit (“FTC”) carryforward of approximately $5.3 million, which if not utilized, begin to expire in 2016.

Under U.S. federal tax law, the amount and availability of tax benefits are subject to a variety of interpretations and restrictive tests applicable to Cal Dive and our subsidiaries. The utilization of such tax benefits could be limited or effectively lost upon certain changes in ownership. The utilization of our U.S. net operating loss carry forward is limited due to changes in control for tax purposes occurring both prior to, and in connection with, our acquisition of Horizon on December 11, 2007.  As a result, U.S. net operating losses of approximately $9.5 million have an annual limit of approximately $0.6 million.  We estimate that the limitation of the tax benefits for periods prior to December 11, 2007 that can be utilized during the loss carry forward period will not adversely affect our cash flow.

During 2008, we recorded a $5.4 million long-term liability for uncertain tax benefits, interest and penalty.  We recorded a $5.0 million increase to goodwill as part of the Horizon purchase price allocation and $0.4 million was recorded as income tax expense.  The change in our unrecognized tax benefits for the years ended December 31, 2009 and 2008 are as follows (in thousands):

		Year Ended December 31,
	2009	2008	2007
Balance as of January 1	$1,900	$—	$—
Increases related to prior year tax positions	755	1,900	—
Settlements with taxing authorities	(1,888)	—	—
Balance as of December 31	$767	$1,900	$—

Our unrecognized tax benefit of $0.8 million and $1.9 million at December 31, 2009 and 2008, respectively, would reduce our provision for income taxes if recognized and reduce the effective tax rate.  Accrued interest and penalties were $2.2 million and $3.5 million at December 31, 2009 and 2008, respectively.  Accrued interest and penalties were recorded during 2008 as an increase to goodwill and $0.2 million charge to expense.  During 2009, we recognized an unrecognized tax benefit of $0.8 million and accrued interest and penalty of $0.1 million. To the extent accrued interest and penalties relating to uncertain tax positions are not actually assessed, the liability will be reversed with an impact on our provision for income taxes.  We do not expect a material change to the unrecognized tax benefits during the next 12 months.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. Our two major jurisdictions are the U.S. and Mexico. We anticipate that any potential adjustments to our federal, state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on our financial position.  Our returns for the tax period 2006 through 2008 and Horizon’s returns for 2006 through 2007 remain subject to examination by the U.S. Internal Revenue Service. Our 2006 through 2008, as well as Horizon’s 2004 through 2007 tax years remain subject to examination by the appropriate international governmental agencies and Horizon’s U.S. net operating loss carry forward is subject to review.

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, translated to $23.6 million using the foreign exchange rate at December 31, 2009, including penalties and interest.  The SAT’s assessment claims that it is due unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe under the Mexico and United States double taxation treaty that these services are not taxable and the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our  consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations, and cash flows.

During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 taxable years are now closed with respect to this particular claim by the SAT. Although we reached an agreement and paid a settlement for the 2005 through 2007 tax years, the audit for these years have not yet been officially closed. Even though we have settled this issue for prior years under Mexican tax law, the five-year statute of limitations remains open, so our tax years 2004 forward remain open for the examination in Mexico.

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

•

Tax Benefit Payments.  As a result of certain taxable income recognized by Helix in conjunction with our IPO, we will become entitled to certain tax benefits that are expected to be realized by us in the ordinary course of our business and otherwise would not have been available to us. These benefits are generally attributable to increased tax deductions for amortization of tangible and intangible assets and to increased tax basis in nonamortizable assets. Under the Tax Matters Agreement, for ten years following the date of our IPO, we will be required to make annual payments to Helix equal to 90% of our tax savings realized as a result of these increased tax benefits. The timing of our payments will depend upon, among other things, the amount of our taxable income and the timing at which certain assets are sold or disposed. At December 31, 2009 and 2008, this tax benefit was $2.7 million and $4.5 million, respectively.  The current portion of $1.0 million and $1.7 million as of December 31, 2009 and 2008, respectively, is recorded as a component of accounts payable.  The long-term portion of $1.8 million and $2.7 million as of December 31, 2009 and 2008, respectively, is recorded in other long-term liabilities.

9.   Earnings Per Share

On January 1, 2009, we adopted an update to accounting standards which provides that unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) are considered participating securities and are required to be included in computing earnings per share under the two-class method.  The adoption of this update to accounting standards, which requires retrospective application, had no impact on our previously reported basic and fully-diluted earnings per share (“EPS”) of $1.24 for the year ended December 31, 2007 and decreased our previously reported basic and fully-diluted EPS of $1.05 by $0.02 for the year ended December 31, 2008.

Basic EPS is computed by dividing net income attributable to common shares by the basic weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares under the two-class method for the three years ended December 31, 2009, 2008, and 2007 were as follows (in thousands, except per share amounts):

		Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$76,627	$109,499	$105,600
Less: Net income allocated to unvested restricted stock	2,205	1,444	813
Net income attributable to common shares	$74,422	$108,055	$104,787

		Year Ended December 31,
	2009	2008	2007
Denominator:
Basic weighted average shares outstanding	91,884	104,418	84,796
Dilutive employee stock purchase plan	43	—	—
Diluted weighted-average shares outstanding	91,927	104,418	84,796

Earnings per Share:
Total basic	$0.81	$1.03	$1.24
Total diluted	$0.81	$1.03	$1.24

10.   Commitments and Contingencies

Lease Commitments

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $21.1 million at December 31, 2009, with $5.1 million due in 2010, $3.6 million in 2011, $3.0 million in 2012, $2.8 million in 2013, $2.8 million in 2014 and $3.8 million thereafter. Total rental expense under these operating leases was approximately $5.4 million, $5.2 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2007 through February 2008, we chartered a vessel for use in the Middle East.  Expenses for this charter were $2.7 million and $17.0 million for the years ended December 31, 2008 and 2007, respectively.

Insurance

We carry hull and increased value insurance, which provides coverage for physical damage to an agreed amount for each vessel. We maintain deductibles that vary between $25,000 and $500,000 based on the value of each vessel. We also carry protection and indemnity (“P&I”) insurance, which covers liabilities arising from the operation of the vessel, and general liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and general liability is $100,000 per occurrence. Onshore employees are covered by workers’ compensation which is subject to a $250,000 per occurrence deductible. Offshore employees, including divers and tenders and marine crews, are covered by a maritime employers liability (“MEL”) policy, which covers Jones Act exposures.  The MEL policy had a deductible of $100,000 per occurrence plus a $2 million annual aggregate for claims prior to July 1, 2009.  For claims arising after July 1, 2009, the MEL insurance policy deductible was increased to $250,000 per occurrence with $750,000 in coverage available above the deductible.  However, this $750,000 coverage layer is subject to a $3 million annual aggregate deductible. In addition, we carry umbrella liability insurance with a total limit of $500 million in excess of primary limits, subject to an additional aggregate deductible of $1 million for MEL claims only. Our self-insured retention on our medical and health benefits program for employees is $400,000 per participant.

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets. Such amounts were $5.2 million and $7.8 million as of December 31, 2009 and 2008, respectively. See related accrued liabilities at Note 6 - “Details of Certain Accounts.” We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

During 2009, we recognized an insurance recovery of $3.9 million for a specific claim incurred in a prior year during the normal course of business, which we have reflected as a reduction to cost of sales in the accompanying consolidated statement of operations.

We sustained damage to certain of our facilities, equipment and two vessels in hurricanes Gustav and Ike during the third quarter of 2008.  The damage repairs were completed in 2009 and repair costs were expensed as incurred.  The following table summarizes the claims and reimbursements affecting our cost of sales accounts resulting from damages sustained by hurricanes Gustav and Ike (in thousands):

	Year Ended December 31, 2009	Since Inception in September 2008
Hurricane repair costs	$1,037	$4,974
Insurance recoveries for hurricane repair costs	(2,849)	(5,183)
Net reduction on cost of sales	$(1,812)	$(209)

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement, we assumed and will indemnify Helix for liabilities related to our business.

11.   Major Customers and Concentration of Credit Risk

Our customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. We generally do not require material collateral to support contractual payment obligations. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2009 — Chevron Corporation 13%; 2008 — GDF Suez 14%; Helix 13% and Chevron Corporation 11%; and 2007 — Chevron Corporation 15% and Apache Corporation 10%.

12.   Employee Benefit Plans

Defined Contribution Plan

Under a defined contribution 401(k) retirement plan provided by us for the purpose of providing retirement benefits for substantially all of our employees, both the employees and we have made contributions to the plan. We matched a portion of each employee’s contribution, and our contributions were in the form of cash and determined annually as 50% of each employee’s contribution up to 5% of the employee’s salary. Our costs related to our employees participating in these plans totaled $3.1 million, $2.1 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In the first quarter of 2010, we suspended our matching contributions indefinitely.

Stock-Based Compensation Plans

Long-Term Incentive Plan

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors.  The plan is administered by the compensation committee of the board of directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the plan and any award made under the plan.  Our Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be Section 16 officers.  The committee may grant stock options, restricted stock or restricted stock units.  Awards of restricted stock granted to employees under the plan typically vest 20% per year over a five-year period, 33% per year over a three-year period, or 50% per year over a two-year period, and subject to certain exceptions, are not transferable until the restrictions lapse.

The following table summarizes information about our restricted shares for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)
Restricted shares outstanding:
Beginning of year	2,776,195	$8.61	1,062,339	$12.73	618,321	$13.00
Granted	1,178,227	$7.09	2,057,946	$7.17	602,319	$12.53
Vested	(595,662)	$8.99	(263,702)	$12.80	(151,061)	$13.00
Forfeited	(123,622)	$8.02	(80,388)	$12.62	(7,240)	$13.00
End of year	3,235,138	$8.01	2,776,195	$8.61	1,062,339	$12.73
_______________________
(1) Represents the weighted average grant date market value.

Compensation cost, determined by multiplying the number of restricted shares granted by the closing market price of our stock on the grant date, is recognized over the respective vesting periods on a straight-line basis.  For the years ended December 31, 2009, 2008 and 2007, compensation expense related to restricted shares was $5.4 million, $4.5 million and $2.1 million, respectively.  We have an assumed forfeiture rate of 2%.  The total fair value of shares vested during 2009 was $4.3 million.  Future compensation cost associated with unvested restricted stock awards at December 31, 2009 totaled approximately $24.4 million.  The weighted average vesting period related to nonvested restricted stock awards at December 31, 2009 was approximately 3.8 years.

In December 2009, we granted to certain of our officers a total of 403,206 performance share units, which constitute restricted stock units under this plan.  The performance share units had a fair value of $3.2 million as of the date of grant.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2012.  The award vests 100% on December 31, 2012 and is payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.

Employee Stock Purchase Plan

In December 2006, we adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever was lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  From the plan’s inception through December 31, 2009, we issued 1,144,925 shares of common stock to our employees.  We recognized compensation expense related to stock purchases under the Cal Dive ESPP of $1.5 million, $1.2 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.  In January 2010, we issued 282,831 shares of common stock to our employees for the subscription period that ended on December 31, 2009.  In the first quarter of 2010, we suspended the employee stock purchase plan indefinitely.

13.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. For the years ended December 31, 2009, 2008 and 2007, we earned revenues of $273.9 million, $250.9 million and $151.3 million, respectively, from foreign locations. Net property and equipment in foreign locations were $179.3 million and $164.2 million at December 31, 2009 and 2008, respectively. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

14.   Comprehensive Income

The components of accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,	December 31,
	2009	2008
Cumulative foreign currency translation adjustment	$1,322	$(216)
Unrealized loss on interest rate swap	(408)	(1,122)
Accumulated other comprehensive income (loss)	$914	$(1,338)

Supplemental Quarterly Financial Information (Unaudited)

The offshore marine construction industry in the Gulf of Mexico may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and natural gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months, and as a result, a disproportionate portion of our revenues and net income is earned during this period.  The following is a summary of consolidated quarterly financial information for 2009 and 2008 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal 2009
Revenues	$207,053	$260,316	$214,597	$147,396
Gross profit	$38,805	$70,761	$70,131	$36,188
Net income	$12,252	$28,627	$32,908	$2,840
Earnings per common share:
Basic and fully-diluted	$0.12	$0.30	$0.35	$0.03

Fiscal 2008
Revenues	$144,571	$171,970	$278,709	$261,656
Gross profit	$24,690	$47,256	$92,543	$89,518
Net income	$569	$16,901	$45,933	$46,096
Earnings per common share:
Basic and fully-diluted	$0.01	$0.16	$0.43	$0.43

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

Our CEO and CFO, with the participation of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-K.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2009.  This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Cal Dive International, Inc. and Subsidiaries

We have audited Cal Dive International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cal Dive International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of Cal Dive International, Inc. and subsidiaries and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 26, 2010

Item 9B.

Other Information

During 2009, Helix reduced its ownership in Cal Dive through a series of transactions to 500,000 shares, or less than 1% of our common stock, at December 31, 2009.  As a result, our board of directors determined that certain terms and provisions of our bylaws adopted when Helix was a controlling stockholder were no longer appropriate for the continued governance of the company, nor in the best interest of our stockholders.  On February 24, 2010, our board of directors approved an amendment and restatement to our bylaws, in significant part to eliminate provisions regarding Helix and its affiliates that were now obsolete. These bylaw amendments became effective immediately.

The following summarizes the material changes reflected in the amended and restated bylaws adopted by our board of directors:

•

Section 2.8 of the amended and restated bylaws substantially amends the prior “advance notice bylaw”.  The advance notice bylaw generally prescribes and clarifies the procedures that our stockholders must follow to nominate directors or submit stockholder proposals, including requirements that stockholders provide certain information.

•

Previously, our bylaws provided that until the time when Helix ceased to hold a majority of the total voting power of our common stock, holders of a majority of shares our common stock could fill a vacancy on the board of directors caused by stockholder removal of such director.  The amended and restated bylaws do not permit our stockholders to fill a vacancy on the board of directors.

•

The amended and restated bylaws remove a provision duplicative of a provision also contained in our amended and restated certificate of incorporation providing that to the extent any action was permitted to be taken by stockholders at a meeting, such action could be taken by the written consent of the stockholders having at least the minimum number of votes necessary to authorize the action until the time when Helix ceased to hold a majority of the total voting power of our common stock, after which our stockholders are prohibited from acting by written consent.

•

The amended and restated bylaws remove a provision duplicative of a provision also contained in our amended and restated certificate of incorporation, which requires that the removal of any director by our stockholders be by a vote of 80% of the total voting power of our common stock and for cause.

•

Although the general scope of the indemnification provisions remain the same, certain procedural provisions have been changed.

A copy of our amended and restated bylaws is filed as Exhibit 3.2 with this Form 10-K, and the foregoing summary is qualified in its entirely by reference to such Exhibit.

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

The remaining information required by this Item 10 is incorporated by reference from our definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Stockholders.

Item 11.

Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Stockholders.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Stockholders.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Stockholders.

Item 14.

Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2010 Annual Meeting of Stockholders.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

The following documents are filed as a part of this report:

(1)

Consolidated Financial Statements

(2)

Financial Statement Schedules.

The following financial statement schedule is filed with this report:

Schedule II — Valuation and Qualifying Accounts.

All other financial statement schedules are omitted because the information is not required or because the information required is in the consolidated financial statements or notes thereto included in Item 8 of this Form 10-K.

(3)

Exhibits.

The exhibits listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

By:	/s/ Bruce P. Koch
Bruce P. Koch Executive Vice President, Chief Financial Officer and Treasurer

February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Dittmann	Director	February 24, 2010
Todd A. Dittmann

/s/ David E. Preng	Director	February 24, 2010
David E. Preng

/s/ William L. Transier	Director	February 24, 2010
William L. Transier

/s/ Owen E. Kratz	Director	February 24, 2010
Owen E. Kratz

/s/ John T. Mills	Director	February 24, 2010
John T. Mills

/s/ Quinn J. Hébert	President, Chief Executive Officer	February 24, 2010
Quinn J. Hébert	and Director (Principal Executive Officer)

/s/ Bruce P. Koch	Executive Vice President, Chief	February 24, 2010
Bruce P. Koch	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SCHEDULE II

Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008, and 2007

(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
2009
Allowance for doubtful accounts	$4,604	$7,992	$(5,310)	$—	$7,286
Valuation allowance on deferred tax assets	3,317	—	(140)	—	3,177
2008
Allowance for doubtful accounts	$1,400	$—	$(867)	$4,071	$4,604
Valuation allowance on deferred tax assets	2,967	350	—	—	3,317
2007
Allowance for doubtful accounts	$169	$—	$(1,015)	$2,246	$1,400
Valuation allowance on deferred tax assets	—	2,967		—	2,967

{00009443.DOC / 10}

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
2.1	Agreement and Plan of Merger, dated as of June 11, 2007, by and among Cal Dive International, Inc., Cal Dive Acquisition, LLC and Horizon Offshore, Inc.		8-K	000-33206	6/12/07
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.	X
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1	Master Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.2	Registration Rights Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.3	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.4

Credit Agreement dated December 11, 2007 among Cal Dive International, Inc., CDI Vessel Holdings LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, together with the other lenders parties thereto

			8-K	000-33206	12/17/07
10.5	Stock Repurchase Agreement, dated as of January 23, 2009, by and between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		8-K	000-33206	1/26/09
10.6	Stock Repurchase Agreement dated as of May 29, 2009 by and between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		8-K	001-33206	6/1/09
10.7

Underwriting Agreement dated as of June 4, 2009 by and among Cal Dive International, Inc., Helix Energy Solutions Group, Inc. and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives for the several underwriters named therein

			8-K	001-33206	6/5/09
10.8

Underwriting Agreement, dated as of September 17, 2009 by and among Cal Dive International, Inc., Helix Energy Solutions Group, Inc. and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives for the several underwriters named therein

			8-K	000-33206	9/18/09
10.9*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Quinn J. Hébert		10-K	000-33206	2/28/08
10.10*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Scott T. Naughton		10-K	000-33206	2/28/08
10.11*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and G. Kregg Lunsford		10-K	000-33206	2/28/08
10.12*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/28/08

{00009443.DOC / 10}

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.13*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Quinn J. Hébert		10-K	000-33206	2/23/09
10.14*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Scott T. Naughton		10-K	000-33206	2/23/09
10.15*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and G. Kregg Lunsford		10-K	000-33206	2/23/09
10.16*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/23/09
10.17*	Severance and Change of Control Agreement, dated as of November 4, 2009, by and between Cal Dive International, Inc. and Bruce P. Koch		8-K	000-33206	11/5/09
10.18*	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and named executive officers		8-K	000-33206	5/11/07
10.19*	Annual Performance Bonus Plan		8-K	001-33206	12/17/08
10.20*	Amended and Restated Annual Performance Bonus Plan	X
10.21*	Cal Dive International, Inc. Amended and Restated 2006 Long-Term Incentive Plan		8-K	000-33206	12/16/09
10.22*	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford, and Lisa M. Buchanan		10-K	000-33206	3/1/07
10.23*

Amendment No. 1 to Restricted Stock Award Agreement, dated as of December 19, 2007, by and among Cal Dive International, Inc. and Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan

			10-K	000-33206	2/28/08
10.24*

Amendment No. 2 to Restricted Stock Award Agreement, dated as of December 11, 2008, by and among Cal Dive International, Inc. and Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan

			8-K	000-33206	12/17/08
10.25*	Form of Restricted Stock Award Agreement for 2008 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan		10-K	000-33206	2/28/08
10.26*	Form of Restricted Stock Award Agreement for 2008 Grants to Outside Directors		10-K	000-33206	2/23/09
10.27*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants		8-K	000-33206	12/16/09
10.28*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants		8-K	000-33206	12/16/09
14.1	Code of Ethics		10-K	000-33206	3/1/07
21.1	Subsidiaries of Cal Dive International, Inc.	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Bruce P. Koch, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
___________________________
* Indicates management contract or compensatory plan or arrangement.