Form 10-Q
period 2010-03-31
Cal Dive International, Inc.
filed 2010-04-29
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of April 28, 2010, the registrant had issued and outstanding 94,199,483 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share par value)

ASSETS	March 31, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$52,572	$52,413
Accounts receivable -
Trade, net of allowance for doubtful accounts of $7,167 and $7,286, respectively	48,237	119,499
Contracts in progress	13,574	24,511
Income tax receivable	16,995	2,173
Deferred income taxes	2,972	3,183
Other current assets	16,745	22,929
Total current assets	151,095	224,708

Property and equipment	807,833	797,387
Less - Accumulated depreciation	(199,612)	(188,154)
Net property and equipment	608,221	609,233

Other assets:
Goodwill	292,469	292,469
Deferred drydock costs	16,024	16,976
Other assets, net	11,512	12,593
Total assets	$1,079,321	$1,155,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,585	$49,680
Advanced billings on contracts	35	3,512
Current maturities of long-term debt	80,000	80,000
Accrued liabilities	25,215	39,668
Income tax payable	139	6,025
Total current liabilities	135,974	178,885

Long-term debt	135,000	155,000
Deferred income taxes	125,468	121,973
Other long term liabilities	3,349	5,323
Total liabilities	399,791	461,181

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 94,183 and 93,933 shares, respectively	942	939
Capital in excess of par value of common stock	402,535	399,199
Accumulated other comprehensive income	1,436	914
Retained earnings	274,617	293,746
Total stockholders’ equity	679,530	694,798
Total liabilities and stockholders’ equity	$1,079,321	$1,155,979

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues	$57,418	$207,053
Cost of sales	72,827	168,248
Gross profit (loss)	(15,409)	38,805
Selling and administrative expenses	14,524	17,873
Gain on sale of assets	1,190	400
Provision for doubtful accounts	(167)	—
Income (loss) from operations	(28,576)	21,332
Interest expense, net	2,458	3,654
Other income, net	41	78
Income (loss) before income taxes	(30,993)	17,756
Income tax expense (benefit)	(11,864)	5,504
Net income (loss)	$(19,129)	$12,252

Earnings (loss) per common share:
Basic earnings (loss) per share	$(0.20)	$0.12
Fully-diluted earnings (loss) per share	$(0.20)	$0.12

Weighted average shares outstanding:
Basic	90,999	95,687
Fully-diluted	90,999	95,696

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited)

(in thousands)

			Capital in Excess of Par	Accumulated Other Compre-hensive Income (loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Par value
Balances at December 31, 2009	93,933	$ 939	$ 399,199	$ 914	$293,746	$ 694,798
Net loss					(19,129)	(19,129)
Foreign currency translation adjustment				147		147
Decrease in unrealized loss from cash flow hedge (net of income tax of $202)				375		375
Comprehensive loss						(18,607)
Stock-based compensation plans	250	3	3,336			3,339
Balances at March 31, 2010	94,183	$ 942	$ 402,535	$ 1,436	$274,617	$ 679,530

			Capital in Excess of Par	Accumulated Other Compre-hensive Income (loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Par value
Balances at December 31, 2008	107,498	$ 1,075	$ 488,841	$ (1,338)	$217,119	$ 705,697
Net income					12,252	12,252
Foreign currency translation adjustment				5		5
Decrease in unrealized loss from cash flow hedge (net of income tax of $82)				153		153
Comprehensive income						12,410
Repurchase and retirement of stock from Helix	(13,565)	(136)	(85,864)			(86,000)
Stock-based compensation plans	351	4	3,790			3,794
Balances at March 31, 2009	94,284	$ 943	$ 406,767	$ (1,180)	$229,371	$ 635,901

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(19,129)	$12,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,262	19,562
Stock compensation expense	1,783	1,712
Deferred income tax expense	1,786	1,758
Provision for doubtful accounts	(167)	—
Gain on sale of assets	(1,190)	(400)
Deferred financing costs	293	293
Changes in operating assets and liabilities:
Accounts receivable, net	82,464	28,753
Income tax receivable and payable, net	(20,707)	(2,996)
Other current assets	5,968	(15,002)
Deferred drydock costs	(1,235)	(3,086)
Accounts payable and accrued liabilities	(41,874)	21,080
Other noncurrent assets and liabilities, net	210	(76)
Net cash provided by operating activities	26,464	63,850

Cash Flows From Investing Activities:
Additions to property and equipment	(10,165)	(27,275)
Proceeds from sales of property and equipment and equity investment	3,811	400
Net cash used in investing activities	(6,354)	(26,875)

Cash Flows From Financing Activities:
Repayments on term loan	(20,000)	(20,000)
Draws on revolving credit facility	—	100,000
Repurchase of common stock	—	(86,000)
Net cash used in financing activities	(20,000)	(6,000)

Effect of exchange rate changes on cash and cash equivalents	49	5
Net increase in cash and cash equivalents	159	30,980
Cash and cash equivalents:
Balance, beginning of period	52,413	60,556
Balance, end of period	$52,572	$91,536

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$1,644	$2,047
Income taxes paid, net	$7,043	$5,857

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

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

Our global footprint encompasses operations in the Gulf of Mexico Outer Continental Shelf, or OCS, the Northeastern U.S., Latin America, Southeast Asia, China, Australia, the Middle East, India and the Mediterranean. We currently own and operate a diversified fleet of 31 vessels, including 21 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

Preparation of Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and are consistent in all material respects with those applied in our annual report on Form 10-K for the year ended December 31, 2009.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

Our balance sheet as of December 31, 2009 included herein has been derived from the audited balance sheet as of December 31, 2009 included in our 2009 Annual Report on Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to current period presentation and did not impact our reported net income or stockholders’ equity. Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2010.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were filed with the SEC.

Seasonality

As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico. As is common in the industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technological capabilities of our fleet and ability to operate effectively in challenging offshore environments provides an advantage during winter months and reduce the impact of weather-related delays.  We pursue business opportunities in international areas that we believe will partially offset the seasonality of our operations in the Gulf of Mexico OCS.

Significant Accounting Policies

The information below provides an update to the significant accounting policies and accounting pronouncements issued but not yet adopted and discussed in our 2009 Annual Report on Form 10-K.

Recertification Costs and Deferred Drydock Charges

Our vessels are required by regulation to be recertified after certain periods of time. We incur recertification costs while a vessel is in drydock. In addition, routine repairs and maintenance are performed and, at times, major replacements and improvements are performed. We expense routine repairs and maintenance as they are incurred. We defer and amortize drydock and related recertification costs over the certification period, which ranges from 24 months to 60 months. A drydock and related recertification process typically lasts one to two months, a period during which the vessel is not available to earn revenue. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized as property and equipment and depreciated over the remaining economic useful life of the vessel. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

Prior to January 1, 2010, we generally amortized drydock and recertification costs over 30 months.  Effective January 1, 2010, we changed the period for amortization of these costs to commence from the date the vessel was placed back in service following completion of the drydock process to the next certificate expiry date, which typically ranges from 24 months to 60 months.  The change in the service life was made based on management’s assessment that the certificate period more accurately estimates the length of time for which we expect to receive future benefits from the recertification and drydock process.  This change in the estimated service life of our drydock and recertification costs decreased our loss from operations by $0.2 million and had no impact on our cash flows for the three months ended March 31, 2010.

Recently Issued Accounting Policies

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements.  We do not believe that any issued accounting and reporting guidance we have not yet adopted will have a material impact on our financial statements.

2.

Related Party Transactions

Prior to December 2006, we were wholly-owned by Helix Energy Solutions Group, Inc. (“Helix”).  In December 2006, Helix and its subsidiaries contributed and transferred to us all of the assets and liabilities of its shallow water marine contracting business, including 23 surface and diving support vessels capable of operating in water depths of up to 1,000 feet and three shallow water pipelay vessels, and then we, through an initial public offering (“IPO”), became a separate reporting company although still a majority-owned subsidiary of Helix. As of December 31, 2008, Helix owned 61,506,691 shares, or 57.2% of our common stock.  During 2009, Helix reduced its ownership interest to 500,000 shares, or less than 1% of our common stock at December 31, 2009, by completing the following transactions:

•

We repurchased and retired approximately 15.2 million shares of our common stock from Helix in two separate transactions for $100 million, or a weighted average price of $6.57 per share.  We funded the share repurchase by borrowing $100 million under our revolving credit facility.

•

Helix sold 45.8 million shares of our common stock to third parties in two separate secondary public offerings.  We did not receive any proceeds from Helix’s sale of our common stock.

In contemplation of our IPO, we entered into several agreements with Helix addressing the rights and obligations of each respective company.   As a result of the reduction in Helix’s ownership of our common stock described above, we ceased to be a majority-owned subsidiary of Helix in June 2009, which changed or eliminated most, but not all, of the rights and obligations contained in these agreements.

Pursuant to a tax matters agreement between us and Helix, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before the IPO date, and we are generally responsible for all such taxes beginning after the IPO date.  In addition, the agreement provides that for a period of up to ten years from the IPO date, we are required to make aggregate payments to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction, which amount was agreed to be approximately $11.3 million.  As of March 31, 2010 the current and long-term tax benefits payable to Helix were $1.0 million and $1.4 million, respectively.  The reduction in Helix’s percentage ownership of our common stock had no effect on this obligation.

Pursuant to a corporate services agreement which was terminated in the third quarter of 2009, Helix provided us certain administrative services, including insurance, financial services and information technology services, based on direct costs incurred, headcount, work hours and revenues.  The costs allocated to us for these services were $0.5 million for the three months ended March 31, 2009.

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $7.4 million in the three months ended March 31, 2009.  Helix provided remotely operated vehicle services to us and we recognized operating expenses of $2.6 million in the three months ended March 31, 2009.  These services were performed at prevailing market rates.  As we ceased to be an affiliate of Helix on September 23, 2009, transactions with Helix after this date are not reported as related party transactions.

3.

Details of Certain Accounts

Other current assets consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Insurance claims to be reimbursed	$1,557	$5,201
Prepaid job costs	2,996	3,039
Prepaid insurance	3,049	5,023
Prepaid other	813	644
Supplies and spare parts inventory	2,913	2,610
Other receivables	5,417	4,541
Other	—	1,871
	$16,745	$22,929

Other long-term assets, net, consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Intangible assets with definite lives, net	$3,634	$3,918
Deferred financing costs	3,224	3,517
Equipment deposits and other	4,654	5,158
	$11,512	$12,593

Accrued liabilities consisted of the following as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31,	December 31,
	2010	2009
Accrued payroll and related benefits	$9,633	$18,548
Insurance claims to be reimbursed	1,557	5,201
Accrued insurance	6,051	6,774
Interest rate swap	628	627
Accrued taxes other than income	1,093	847
Note payable	—	1,585
Other	6,253	6,086
	$25,215	$39,668

4.

Income Taxes

As of December 31, 2009, we had $2.7 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.  We reversed $1.7 million of this liability due to the settlement of uncertain tax positions with the respective taxing authority during the first quarter of 2010, resulting in a $1.0 million long-term liability for uncertain tax benefits, interest and penalties recorded at March 31, 2010.

Our effective tax rate of 31.0% in the first quarter of 2009 changed to an effective tax benefit rate of 38.3% in the first quarter of 2010 as a result of recording pre-tax income in the first quarter of 2009 and a pre-tax loss in the first quarter of 2010 as well as the reversal of a liability for uncertain tax positions of $1.7 million, which increased our income tax benefit rate by 5.5%.  Additionally, a lower percentage of our profits and losses were derived from foreign tax jurisdictions in the first quarter of 2010 as compared to 2009, which typically have a lower tax rate than the U.S.

Tax Assessment

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $283.5 million pesos, translated to $24.1 million using the foreign exchange rate at March 31, 2010, including penalties and interest.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations and cash flows.

During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amended returns for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for prior years under Mexican tax law, there is a five-year statute of limitations under Mexican tax law, so our tax years 2004 through 2009 remain open for examination in Mexico.

While we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

5.

Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $1.6 million and $5.2 million as of March 31, 2010 and December 31, 2009, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

6.

Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $13.1 million and $92.4 million for the three months ended March 31, 2010 and 2009, respectively. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters. Net property and equipment in foreign locations were $171.2 million and $179.3 million at March 31, 2010 and December 31, 2009, respectively.

7.

Earnings Per Share

Basic EPS is computed by dividing net income (loss) attributable to common shares by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$(19,129)	$12,252
Less: Net income (loss) allocated to unvested restricted stock	(646)	341
Net income (loss) attributable to common shares	$(18,483)	$11,911

Denominator:
Basic weighted average shares outstanding	90,999	95,687
Dilutive share-based employee compensation plan (1)	—	9
Diluted weighted-average shares outstanding	90,999	95,696

Earnings (Loss) per Share:
Total basic	$(0.20)	$0.12
Total diluted	$(0.20)	$0.12
_______________________
(1) We have excluded 74,000 shares from diluted weighted-average shares outstanding for the three months ended March 31, 2010 because the effect would have been anti-dilutive.

8.

Performance Share Units

In December 2009, we granted to certain of our officers a total of 403,206 performance share units, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2012.  The award vests 100% on December 31, 2012 and is payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.  The performance share units had a fair value of $3.6 million as of March 31, 2010.  For the quarter ended March 31, 2010, compensation expense related to the performance share units was $0.3 million.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis should be read in conjunction with our historical consolidated financial statements and their notes included elsewhere in this quarterly report and in our 2009 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors.”

Overview

First Quarter Performance

We generated a net loss of $19.1 million for the first quarter of 2010 compared to net income of $12.3 million for the first quarter of 2009.  Our first quarter 2010 performance was adversely affected by lower vessel utilization and day rates as a result of exceptionally weak demand for our services.  The first quarter is typically a slower period for us due to winter seasonality in the Gulf of Mexico and the required regulatory drydock schedule.  However, customer spending levels were significantly less during the first quarter of 2010 compared to the first quarter of 2009, which lead to a sharp decline in financial performance.

The decline in demand for our services in the first quarter of 2010 was due to a reduction in hurricane repair work, the lag effect of decreased offshore drilling in 2009, and uncertainty regarding energy prices, specifically natural gas prices for Gulf of Mexico customers.  Demand for our services generally lags behind successful drilling activity by a period of six to 18 months.  Vessel utilization for our saturation diving vessels and construction barge, our two most profitable assets classes, declined from 91% to 39% and 26% to 6%, respectively, for the first quarter of 2010 as compared to the first quarter of 2009.  The decline in activity is amplified by the reduced demand for hurricane related services as compared to the elevated levels we experienced in the first quarter of 2009 due to the impact from hurricanes Gustav and Ike that passed through the Gulf of Mexico in September 2008.  In addition, the reduced demand resulted in day rates that were significantly lower in the first quarter of 2010 compared to the same period of 2009.  The decline in our financial performance is also attributable to the fact that internationally we had only one relatively small project offshore in the first quarter of 2010 compared to two major projects that were conducted during the majority of the first quarter of 2009.

Business and Outlook

The onset of the global recession in the fall of 2008 and the resulting decrease in worldwide demand for hydrocarbons have caused many oil and natural gas companies to curtail capital spending for exploration and development.  Despite this financial market and economic environment, we experienced steady demand for our services during the first three quarters of 2009.  This demand was driven in part by the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008, and increased domestic and international new construction activities, the capital budgets for many of which had already been committed prior to the end of 2008.  However, demand for our services during the fourth quarter of 2009 and the first quarter of 2010 was reduced for the following reasons:

•

reduced urgency by customers in completing the remaining hurricane repair and salvage work in the Gulf of Mexico;

•

reduced new construction work due to significantly less drilling activity in 2009 and the first quarter of 2010; and

•

fewer large integrated service projects utilizing multiple vessels planned for 2010 similar to projects completed in 2008 and 2009 which yielded significant profits.

Although there is some evidence that the worldwide economy has emerged from recession and we are beginning to see signs of recovery in the market, as we move toward the improved weather months, we still expect challenging market conditions for the remainder of 2010 compared to 2009. Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, which should drive long-term demand for our services.

Backlog

As of March 31, 2010, our backlog supported by written agreements or contract awards totaled approximately $191 million, compared to approximately $183 million as of December 31, 2009 and $402 million at March 31, 2009.  Approximately 88% of our current backlog is expected to be performed during 2010, and the remainder is expected to be performed in 2011.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

Vessel Utilization

We believe vessel utilization is one of the most important performance metrics for our business.  Utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and routine and preventive maintenance programs during this period.  The seasonal trend for vessel utilization can be disrupted by hurricanes, which have the ability to cause severe offshore damage and generate significant demand for our services from oil and natural gas companies to restore shut-in production.  This production restoration focus has led to increased demand for our services for prolonged periods following hurricanes, as was the case in the first quarter of 2009 following hurricanes Gustav and Ike in 2008.  Beginning in the fourth quarter of 2009, and reflected in our results for the first quarter of 2010, we once again returned to more customary seasonal conditions in the Gulf of Mexico.  The effect of this return to customary seasonal conditions on our utilization was exacerbated by exceptionally weak demand for our services in the first quarter of 2010, resulting in a 62% decrease in vessel utilization across the entire fleet for the first quarter of 2010 as compared to the same period of 2009.

The following table shows the size of our fleet and effective utilization of our vessels during the three months ended March 31, 2010 and 2009:

		Three Months Ended March 31,
	2010		2009
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	39%	8	91%
Surface and Mixed Gas Diving	13	22%	13	62%
Construction Barges	10	6%	10	26%
Entire Fleet	31	22%	31	58%

_______________________

(1)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect vessels in drydocking.

Results of Operations

Operating Results

	Quarter Ended March 31,		Increase/(Decrease)
	2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)
Revenues	$57,418	$207,053	$(149,635)	(72%)
Gross profit (loss)	(15,409)	38,805	(54,214)	(140%)

Vessel Utilization	22%	58%	(36%)	(62%)

Revenues decreased from the first quarter of 2009 to the first quarter of 2010 by $149.6 million, or 72%, and gross profit decreased by $54.2 million or 140%, due to lower vessel utilization and day rates as a result of reduced customer spending for our offshore services, including new construction and inspection, repair and maintenance services.

Selling and administrative expenses

	Quarter Ended March 31,		Increase/(Decrease)
	2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)
Selling and administrative expenses	$14,524	$17,873	$(3,349)	(19%)
Selling and administrative expenses as a percentage of revenues	25.3%	8.6%	16.7%	194%

Selling and administrative expenses decreased by $3.3 million from the first quarter of 2009 to the same period in 2010 primarily due to the cost control measures initiated by management in the fourth quarter of 2009 in response to the current downturn in business activity as well as lower amortization expense for certain intangible assets recognized as part of the Horizon acquisition, which became fully amortized in the second quarter of 2009.  Selling and administrative expenses as a percentage of revenue increased significantly from the first quarter of 2009 to the same period in 2010 due to the significant decrease in revenues as described above.

Provision for doubtful accounts

	Quarter Ended March 31,		Increase/(Decrease)
	2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$(167)	$—	$(167) (1)
_____________________________
(1) Percentage is not meaningful.

The reversal of provision for doubtful accounts recorded during the first quarter of 2010 resulted from the collection of trade receivables from the court administering the bankruptcy of a previous customer.

Gains on sales of assets and other income (expense), net

	Quarter Ended March 31,		Increase/(Decrease)
	2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)
Gain on sale of assets	$1,190	$400	$790	198%
Other income (expense), net	41	78	(37)	(47%)

During the first quarter of 2010, we sold a portable saturation system to a third party and recognized a gain on the sale of $1.1 million.  During the first quarter of 2009, we sold our equity interest in Offshore Technology Solutions Limited, an investment that had previously been fully impaired, to a third party for $0.4 million.

Other income (expense) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense, net

	Quarter Ended March 31,		Increase/(Decrease)
	2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)
Interest expense, net	$2,458	$3,654	$(1,196)	(33%)

The decrease in interest expense, net from the first quarter of 2009 to the same period in 2010 is primarily due to repayments on our term loan and revolving credit facility made during 2009.  Our debt level under our credit facility has been reduced from $395 million as of March 31, 2009 to $215 million as of March 31, 2010.

Income tax expense (benefit) rate

	Quarter Ended March 31,		Increase/(Decrease)
	2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)
Income tax expense (benefit) rate	(38.3%)	31.0%	(1) (1)
_____________________________
(1) Percentage is not meaningful.

Our effective tax rate of 31.0% in the first quarter of 2009 changed to an effective tax benefit rate of 38.3% in the first quarter of 2010 as a result of recording pre-tax income in the first quarter of 2009 and a pre-tax loss in the first quarter of 2010 as well as the reversal of a liability for uncertain tax positions of $1.7 million, which increased our income tax benefit rate by 5.5%.  Additionally, a lower percentage of our profits and losses were derived from foreign tax jurisdictions in the first quarter of 2010 as compared to 2009, which typically have a lower tax rate than the U.S.

Net Income

	Quarter Ended March 31,		Increase/(Decrease)
	2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)
Net income (loss)	$(19,129)	$12,252	$(31,381)	(256%)
Weighted average fully-diluted shares outstanding	90,999	95,696	(4,697)	(5%)
Fully-diluted earnings (loss) per share	$(0.20)	$0.12	$(0.32)	(267%)

Net income decreased from the first quarter of 2009 compared to the same period in 2010 by $31.4 million, or 256%, and fully-diluted earnings per share decreased by $0.32 per share, or 267%, as a result of the factors described above.  Partially offsetting the decrease in fully-diluted earnings per share was a 5% reduction in weighted average shares outstanding from the first quarter of 2009 to the first quarter of 2010, primarily as a result of the repurchase from Helix and retirement of 15.2 million shares of our common stock during 2009.

Liquidity and Capital Resources

We require liquidity and capital to fund our ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. For 2010, we anticipate capital expenditures, excluding acquisitions, of approximately $38.0 million for replacements and vessel improvements and $34.0 million of regulatory drydock costs.  In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund our business activities and achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for the next twelve months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.

We have a credit facility, which consists of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At March 31, 2010, we had outstanding debt of $215 million under our term loan, including current maturities, and no debt outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million being payable on the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At March 31, 2010, we were in compliance with all debt covenants under our credit facility.

At March 31, 2010, we had $52.6 million of cash on hand, $295.5 million available under our revolving credit facility, issued and outstanding letters of credit of $4.5 million under our revolving credit facility, and $6.3 million of outstanding warranty and bid bonds.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the quarters ended March 31, 2010 and 2009.

Operating Activities.  Net cash provided by operating activities totaled $26.5 million during the first quarter of 2010 compared to $63.9 million in the first quarter of 2009.  Net income (loss) adjusted for non-cash items, such as depreciation and amortization, stock-based compensation and deferred income tax expense, provided $1.6 million and $35.2 million of cash, respectively, and net changes in our working capital and other balance sheet accounts provided $24.9 million and $28.7 million of cash, respectively, during the first quarter of 2010 and 2009.

Investing Activities.  Net cash used for investing activities was $6.4 million during the first quarter of 2010 compared to $26.9 million in the first quarter of 2009.  During the first quarter of 2010 and 2009, cash used for capital expenditures were $10.2 million and $27.3 million, respectively, and cash provided by sales of assets was $3.8 and $0.4 million, respectively.

Financing Activities.  Net cash used for financing activities was $20.0 million during the first quarter of 2010 compared to $6.0 million in the first quarter of 2009.  During the first quarter of 2010, we made a scheduled payment of $20 million under our term loan.  During the first quarter of 2009, we borrowed $100 million under our revolving credit facility, primarily to fund the $86 million repurchase of our common stock from Helix, and we made a scheduled payment of $20 million under our term loan.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2009 Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2009 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2009 Annual Report on Form 10-K other than the change in service life of drydock and recertification costs as more fully described in Note 1 to our consolidated financial statements included in this quarterly report.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risk during the three months ended March 31, 2010 from those reported under Part II, Item 7A of our 2009 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future.  Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, risks associated with our relationship with Helix, and other risks detailed in Part I, Item 1A of our 2009 Annual Report on Form 10-K.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.

Risk Factors.

There have been no material changes during the three months ended March 31, 2010 to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 to January 31, 2010(1)	1,113	$7.88	—	N/A
February 1 to February 28, 2010(1)	29,180	7.09	—	N/A
March 1 to March 31, 2010(1)	139	7.02	—	N/A
	30,432	$7.12	—	N/A

________________________

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

CAL DIVE INTERNATIONAL, INC.

Date: April 29, 2010	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: April 29, 2010	By:	/s/ Bruce P. Koch
Bruce P. Koch Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		10-K	000-33206	2/26/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Bruce P. Koch, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X