Form 10-Q
period 2010-06-30
Cal Dive International, Inc.
filed 2010-07-29
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of July 29, 2010, the registrant had issued and outstanding 94,205,804 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share par value)

ASSETS	June 30, 2010	December 31, 2009
	(unaudited)
Current assets:
Cash and cash equivalents	$17,176	$52,413
Accounts receivable -
Trade, net of allowance for doubtful accounts of $6,970 and $7,286, respectively	90,813	119,499
Contracts in progress	23,391	24,511
Income tax receivable	16,909	2,173
Deferred income taxes	2,970	3,183
Other current assets	14,511	22,929
Total current assets	165,770	224,708

Property and equipment	818,653	797,387
Less - Accumulated depreciation	(211,101)	(188,154)
Net property and equipment	607,552	609,233

Other assets:
Goodwill	292,469	292,469
Deferred drydock costs	17,691	16,976
Other assets, net	10,050	12,593
Total assets	$1,093,532	$1,155,979

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$57,298	$49,680
Advanced billings on contracts	238	3,512
Current maturities of long-term debt	59,328	80,000
Accrued liabilities	26,535	39,668
Income tax payable	—	6,025
Total current liabilities	143,399	178,885

Long-term debt	155,672	155,000
Deferred income taxes	120,816	121,973
Other long term liabilities	3,797	5,323
Total liabilities	423,684	461,181

Commitments and contingencies (Note 5)	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 94,216 and 93,933 shares, respectively	942	939
Capital in excess of par value of common stock	404,279	399,199
Accumulated other comprehensive income	976	914
Retained earnings	263,651	293,746
Total stockholders’ equity	669,848	694,798
Total liabilities and stockholders’ equity	$1,093,532	$1,155,979

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$124,217	$260,316	$181,635	$467,369
Cost of sales	116,760	189,555	189,587	357,803
Gross profit (loss)	7,457	70,761	(7,952)	109,566
Selling and administrative expenses	15,615	18,222	30,139	36,095
Gain on sale of assets	117	—	1,307	400
Provision for doubtful accounts	—	6,275	(167)	6,275
Income (loss) from operations	(8,041)	46,264	(36,617)	67,596
Interest expense, net	1,833	3,710	4,291	7,364
Other (income) expense, net	(27)	1,063	(68)	985
Income (loss) before income taxes	(9,847)	41,491	(40,840)	59,247
Income tax expense (benefit)	1,119	12,864	(10,745)	18,368
Net income (loss)	$(10,966)	$28,627	$(30,095)	$40,879

Earnings (loss) per common share:
Basic earnings (loss) per share	$(0.12)	$0.30	$(0.33)	$0.43
Fully-diluted earnings (loss) per share	$(0.12)	$0.30	$(0.33)	$0.42

Weighted average shares outstanding:
Basic	91,059	91,258	91,030	93,460
Fully-diluted	91,059	91,311	91,030	93,535

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited)

(in thousands)

			Capital in Excess of Par	Accumulated Other Compre-hensive Income (loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Par value
Balances at December 31, 2009	93,933	$ 939	$ 399,199	$ 914	$293,746	$ 694,798
Net loss					(30,095)	(30,095)
Foreign currency translation adjustment				(346)		(346)
Decrease in unrealized loss from cash flow hedge (net of income tax of $220)				408		408
Comprehensive loss						(30,033)
Stock-based compensation plans	283	3	5,080			5,083
Balances at June 30, 2010	94,216	$ 942	$ 404,279	$ 976	$263,651	$ 669,848

			Capital in Excess of Par	Accumulated Other Compre-hensive Income (loss)	Retained Earnings	Total Stockholders’ Equity

	Common Stock
	Shares	Par value
Balances at December 31, 2008	107,498	$ 1,075	$ 488,841	$ (1,338)	$217,119	$ 705,697
Net income					40,879	40,879
Foreign currency translation adjustment				738		738
Decrease in unrealized loss from cash flow hedge (net of income tax of $96)				178		178
Comprehensive income						41,795
Repurchase and retirement of stock from Helix	(15,212)	(152)	(99,848)			(100,000)
Stock-based compensation plans	367	4	5,506			5,510
Balances at June 30, 2009	92,653	$ 927	$ 394,499	$ (422)	$257,998	$ 653,002

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(30,095)	$40,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,825	38,441
Stock compensation expense	3,578	3,470
Deferred income tax expense (benefit)	(2,858)	4,547
Provision for doubtful accounts	(167)	6,275
Gain on sale of assets	(1,307)	(400)
Deferred financing costs	586	586
Changes in operating assets and liabilities:
Accounts receivable, net	29,765	34,386
Income tax receivable and payable, net	(20,761)	(2,051)
Other current assets	8,199	(2,135)
Deferred drydock costs	(4,778)	(10,341)
Accounts payable and accrued liabilities	(10,338)	(415)
Other noncurrent assets and liabilities, net	1,397	(1,843)
Net cash provided by operating activities	8,046	111,399

Cash Flows From Investing Activities:
Additions to property and equipment	(27,669)	(45,471)
Proceeds from sales of property and equipment and equity investment	4,527	400
Net cash used in investing activities	(23,142)	(45,071)

Cash Flows From Financing Activities:
Repayments on term loan	(40,000)	(40,000)
Draws on revolving credit facility	20,000	100,000
Repurchase of common stock	—	(100,000)
Net cash used in financing activities	(20,000)	(40,000)

Effect of exchange rate changes on cash and cash equivalents	(141)	121
Net increase (decrease) in cash and cash equivalents	(35,237)	26,449
Cash and cash equivalents:
Balance, beginning of period	52,413	60,556
Balance, end of period	$17,176	$87,005

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$3,492	$6,534
Income taxes paid, net	$12,964	$17, 564

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

Our global footprint encompasses operations in the Gulf of Mexico Outer Continental Shelf, or OCS, the Northeastern U.S., Latin America, Southeast Asia, China, Australia, the Middle East, India and the Mediterranean.  We currently own and operate a diversified fleet of 29 vessels, including 19 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

Preparation of Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The accompanying consolidated financial statements have been prepared in conformity with GAAP, and our application of GAAP for purposes of preparing the accompanying consolidated financial statements is consistent in all material respects with the manner applied to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009.  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

Our balance sheet at December 31, 2009 included herein has been derived from the audited balance sheet at December 31, 2009 included in our 2009 Annual Report on Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to current period presentation and did not affect our reported net income or stockholders’ equity.  Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2010.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were filed with the SEC.

Seasonality

As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico.

Significant Accounting Policies

The information below provides an update to the significant accounting policies discussed in our 2009 Annual Report on Form 10-K and accounting pronouncements issued but not yet adopted.

Recertification Costs and Deferred Drydock Charges

Our vessels are required by the various regulatory authorities in the jurisdictions in which we operate to be recertified from time to time, which requires the drydocking of the vessel. We incur recertification costs during the period when a vessel is in drydock. In addition, while the vessel is in drydock, routine repairs and maintenance of the vessel and, if necessary, major replacements and improvements, are performed. We expense routine repairs and maintenance costs when they are incurred. We defer and amortize drydock and related recertification costs over the period for which the certificate issued is valid, which ranges from 24 months to 60 months. A drydock and related recertification process typically takes between one to two months, a period during which the vessel is not available to earn revenue. Major replacements and improvements that extend the vessel’s economic useful life or functional operating capability, are capitalized as property and equipment and depreciated over the remaining estimated economic useful life of the vessel. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit the vessel and its operations.

Prior to January 1, 2010, we generally amortized drydock and recertification costs over 30 months.  Effective January 1, 2010, we changed the period for amortization of these costs to commence with the date the vessel returned to service following completion of the drydock process to the next certificate expiry date, which typically ranges from 24 months to 60 months.  The change in this amortization period was based on management’s assessment that the period for which the certificate is valid is a better measure of the length of time for which we expect to receive future benefits from the recertification and drydock process.  This change in the estimated service life of our drydock and recertification costs had the effect of lengthening the amortization period for these costs, which decreased our loss from operations by $1.4 million ($0.02 per common share) and $1.6 million ($0.02 per common share) for the three and six months ended June 30, 2010, respectively.  This change in estimate had no impact on our cash flows for the six month period ended June 30, 2010.

Recently Issued Accounting Policies

Each reporting period we consider all newly issued but not yet adopted accounting and reporting guidance applicable to our operations and the preparation of our consolidated financial statements.  We do not believe that any issued accounting and reporting guidance we have not yet adopted will have a material impact on our financial statements at the time they may be adopted.

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

Pursuant to a tax matters agreement between us and Helix, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before the IPO date, and we are generally responsible for all such taxes beginning after the IPO date.  In addition, the agreement provides that for a period of up to ten years from the IPO date, we are required to make aggregate payments to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction, which amount was agreed to be approximately $11.3 million.  As of June 30, 2010, the current and long-term tax benefits payable to Helix were $1.0 million and $1.2 million, respectively.  The reduction in Helix’s percentage ownership of our common stock had no effect on this obligation.

Pursuant to a corporate services agreement that was terminated in the third quarter of 2009, Helix provided us with certain administrative services, including insurance, financial services and information technology services, based on direct costs incurred, headcount, work hours and revenues.  The costs allocated to us for these services were $0.3 million and $0.8 million for the three and six months ended June 30, 2009, respectively.

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $14.3 million and $21.7 million in the three and six months ended June 30, 2009, respectively.  Helix also provided remotely operated vehicle services to us and we recognized operating expenses of $2.9 million and $5.5 million in the three and six months ended June 30, 2009, respectively.  These services were performed at prevailing market rates.  After we ceased to be an affiliate of Helix on September 23, 2009, we discontinued reporting transactions with Helix as related party transactions.

3.

Details of Certain Accounts

Other current assets consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Insurance claims to be reimbursed	$1,534	$5,201
Prepaid job costs	3,826	3,039
Prepaid insurance	585	5,023
Prepaid other	1,084	644
Supplies and spare parts inventory	2,556	2,610
Other receivables	4,926	4,541
Other	—	1,871
	$14,511	$22,929

Other long-term assets, net, consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Intangible assets with definite lives, net	$3,348	$3,918
Deferred financing costs	2,931	3,517
Equipment deposits	452	1,492
Other	3,319	3,666
	$10,050	$12,593

Accrued liabilities consisted of the following as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30,	December 31,
	2010	2009
Accrued payroll and related benefits	$9,018	$18,548
Insurance claims to be reimbursed	1,534	5,201
Accrued insurance	7,207	6,774
Interest rate swap	—	627
Accrued taxes other than income	1,563	847
Note payable	—	1,585
Other	7,213	6,086
	$26,535	$39,668

4.

Income Taxes

Our effective tax rate, which was 31% for the three and six months ended June 30, 2009, became an effective tax rate of 11% for the three months ended June 30, 2010 and a tax benefit rate of 26% for the six months ended June 30, 2010.  The change in our effective tax (benefit) rate for the six months ended June 30, 2010 compared to the prior year six month period was a result of: (i) a higher percentage of our profit or losses being derived from foreign tax jurisdictions in 2010 which typically have a lower tax rate than the U.S. and (ii) the reversal of a liability for uncertain tax positions of $1.7 million for the three months ended March 31, 2010, which increased our tax benefit rate by 4%.  Despite generating a loss before taxes during the second quarter of 2010, we recorded a tax expense in the second quarter instead of a tax benefit. The second quarter tax expense reflects the tax adjustment necessary to reflect the actual year to date tax benefit at an effective rate of 26%.

At December 31, 2009, we had $2.7 million recorded as a long-term liability for uncertain tax benefits, interest and penalty. Following a final settlement of uncertain tax positions with the relevant tax authority in the first quarter of 2010, we reduced the long-term liability for uncertain tax benefits, interest and penalties recorded at June 30, 2010 by $1.7 million to $1.0 million.

Our income tax expense (benefit) for the interim periods ended March 31, 2009, June 30, 2009 and March 31, 2010 was computed by applying estimated annual effective tax rates to income or loss before income taxes for the interim period. At June 30, 2010, the Company determined a reliable estimate of its annual effective tax rate could not be determined for the year ending December 31, 2010 based on the current volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year.  Therefore, the interim effective tax rate for June 30, 2010 was based on the actual year-to-date results.  In addition, non-recurring or discrete items were recorded during the period in which they occurred under both methods of calculating income tax expense (benefit).

Tax Assessments

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, translated to $23.7 million using the foreign exchange rate at June 30, 2010, including penalties and interest.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe that under the Mexico and United States double taxation treaty these services are not taxable and the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amended returns for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for these years, under Mexican tax law there is a five-year statute of limitations, so our tax years 2004 through 2009 remain open for examination in Mexico.

While we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

5.

Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $1.5 million and $5.2 million as of June 30, 2010 and December 31, 2009, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

During the second quarter of 2009, we recognized an insurance recovery of $3.9 million for a specific claim incurred in a prior year in the normal course of business, which is reflected as a reduction to cost of sales in the accompanying consolidated statement of operations.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of a master agreement we entered into with Helix in contemplation of our IPO, we assumed and will indemnify Helix for liabilities related to our business, other than tax liabilities, relating to our pre-IPO operations.

6.

Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $14.9 million and $28.0 million for the three and six months ended June 30, 2010, respectively, and $83.3 million and $175.7 million for the three and six months ended June 30, 2009, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters. Net property and equipment in foreign locations were $174.4 million and $179.3 million at June 30, 2010 and December 31, 2009, respectively.

7.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common shares by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(10,966)	$28,627	$(30,095)	$40,879
Less: Net income (loss) allocated to unvested restricted stock	—	817	—	1,152
Net income (loss) attributable to common shares	$(10,966)	$27,810	$(30,095)	$39,727

Denominator:
Basic weighted average shares outstanding	91,059	91,258	91,030	93,460
Dilutive share-based employee compensation plan(1)	—	53	—	75
Diluted weighted-average shares outstanding	91,059	91,311	91,030	93,535

Earnings (loss) per share:
Total basic	$(0.12)	$0.30	$(0.33)	$0.43
Total diluted	$(0.12)	$0.30	$(0.33)	$0.42

(1)

No losses were allocated to unvested restricted shares outstanding in the computation of diluted earnings per share because to do so would be anti-dilutive.

8.

Performance Share Units

In December 2009, we granted to certain of our officers a total of 403,206 performance share units, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2012.  The awards vest 100% on December 31, 2012 and are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.  The performance share units had a fair value of $2.8 million as of June 30, 2010.  For the three and six months ended June 30, 2010, compensation expense related to the performance share units was $0.2 million and $0.5 million, respectively.

9.

Subsequent Event

We have a senior secured credit facility with certain financial institutions, consisting of a term loan and a $300 million revolving credit facility.  As of June 30, 2010, we had outstanding debt of $195.0 million under the term loan with a weighted-average interest rate of 3.0% (LIBOR plus 2.25%), which matures on December 11, 2012, with quarterly principal payments of $20 million.  Additionally, as of June 30, 2010 we had outstanding $20.0 million under the revolving credit facility with a weighted average interest rate of 2.4% (LIBOR plus 2%) with approximately $173.0 million available for borrowings.  The amount we can borrow under our $300 million revolver is limited by outstanding borrowings, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.  At June 30, 2010, approximately $1.5 million of this facility was used to support letters of credit issued to secure performance bonds.  The revolving loan also matures on December 11, 2012.

At June 30, 2010 and December 31, 2009, we were in compliance with all debt covenants contained in our credit facility.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 65% of the stock of two of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Effective July 19, 2010, we amended the credit facility to, among other things, (i) increase our permitted consolidated leverage ratio covenant, (ii) amend the amortization of a portion of our term loan, and (iii) permit us to transfer in the future two of our saturation diving vessels operating internationally (Eclipse and Texas) to one of our international subsidiaries and to release such vessels as collateral upon any such future transfer.  Under the amendment, the permitted debt to EBITDA leverage ratio was increased from 3.75x to 4.75x for the period through June 30, 2011, decreasing to 4.25x through September 30, 2011, and thereafter returning to 3.75x.  As a result of the amendment, the amortization of a portion of the $195.0 million outstanding under the term loan is deferred until the maturity date.  The remaining $133.5 million will amortize at the rate of $14.8 million per quarter until the maturity date, with a final payment of $61.5 million due on December 11, 2012.  The amendment of the consolidated leverage ratio allows us to have access to the full $300 million revolving credit facility as of June 30, 2010 and $278.5 million is available for borrowings.  As a result of the amendment for lenders who agreed to forego their quarterly term loan payment, the margin on their term loan commitments is now subject to a pricing grid while those lenders who did not grant such consent had their term loan margin remain fixed at 2.25%.  The result is a current blended margin on the term loan of approximately 2.5% for a total interest rate of 3.2%.  The interest rate margin on revolving loans increased but remains subject to fluctuation in relation to our consolidated leverage ratio as provided in the credit agreement.  At June 30, 2010 the margin under the new pricing grid for Eurodollar rate loans increased from 2.25% to 3.0% for a total interest rate of approximately 3.4%.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying footnotes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Business and Properties sections included in our 2009 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors.”

Overview

Potential Effects from the Macondo Well Blow Out in the Gulf of Mexico

As has been widely publicized, in April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at the Macondo well in the Gulf of Mexico off the coast of Louisiana, sank after an explosion and fire resulting in the death of 11 workers.  Following the explosion, the well immediately began to discharge hydrocarbons into the Gulf of Mexico until July 15, 2010, when a temporary cap stopped the oil flow.  Efforts to permanently seal the well continue but have been unsuccessful to date.

The ultimate effects of the Macondo well disaster, and the governmental and industry response to these events, could have a significant impact on the offshore oil and natural gas industry and other companies like ours that serve this industry and its infrastructure. As discussed in greater detail below, our business during the second quarter of 2010 was adversely affected by the Macondo well disaster, as certain projects were delayed as a result of the six month moratorium imposed by the Bureau of Ocean Energy Management, Regulation and Enforcement (formerly Minerals Management Service), which created significant uncertainty among our customers.  However, there were certain positive short-term results due to the response to this disaster.  By the end of June 2010, we had successfully placed three barges on dayrate charter and deployed two utility vessels to provide services in connection with oil spill remediation efforts.  We also provide support to a significant number of third party vessels in connection with oil skimming operations.  Until the ultimate regulatory response to this disaster becomes more certain, we cannot accurately predict the effect of this event on our customers and similarly, its longer term impact on our core business.  Any regulatory response that has the effect of materially curtailing drilling and exploration activity in the Gulf of Mexico will ultimately adversely affect our operations in this region.

Goodwill

In accordance with GAAP, we do not amortize goodwill, rather we test it for impairment annually.  In certain circumstances, we also test for impairment of goodwill between annual tests if a triggering event occurs, such as a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, emergence of unanticipated competition, or loss of key personnel.  At June 30, 2010, we concluded that a triggering event did not occur that would require us to perform an interim impairment test.  We will complete our annual goodwill impairment test on November 1, 2010.

Year-to-Date Performance

We generated a net loss of $30.1 million for the first six months ended June 30, 2010 compared to net income of $40.9 million for the same period in 2009.  Our first half 2010 performance was adversely affected by lower vessel utilization and day rates as a result of exceptionally weak demand for our services.  Notwithstanding that the first quarter of the year is typically a slower period for us due to winter seasonality in the Gulf of Mexico and our normal pattern of scheduling required regulatory drydockings during this “off-season,” customer spending levels were also significantly less during the first half of 2010 compared to the first half of 2009.

The decline in demand for our services in the first half of 2010 was due to a reduction in hurricane repair work, the lag effect of decreased offshore drilling in 2009, and uncertainty regarding energy prices, specifically natural gas prices for Gulf of Mexico customers.  Demand for our services generally lags behind successful drilling activity by a period of six to 18 months.  Vessel utilization for our saturation diving vessels and construction barges, our two most profitable asset classes, declined significantly during 2010 as compared to the same period in 2009.  Our saturation diving vessels utilization declined from 89% to 62% and 90% to 50% for the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009.  Our construction barges utilization declined from 50% to 25% and 39% to 16% for the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009.  The decline in our financial performance is also attributable to the fact that we had fewer large integrated construction projects utilizing multiple vessels during the six month period ended June 30, 2010, as compared to a liquefied natural gas project located offshore Boston and two significant pipelay projects in China and Mexico which were ongoing during the first six months of 2009.

The total fleet effective utilization was 50% and 36%, respectively, for the three and six months ended June 30, 2010 compared to 68% and 63%, respectively, for the same periods in 2009.

Business and Outlook

The onset of the global recession in the fall of 2008 and the resulting decrease in worldwide demand for hydrocarbons caused many oil and natural gas companies to curtail capital spending for exploration and development.  Despite this financial market and economic environment, we experienced steady demand for our services during the first three quarters of 2009.  This demand was driven in part by the need for inspection, repair and salvage of damaged platforms and infrastructure following hurricanes Gustav and Ike, which passed through the Gulf of Mexico in the third quarter 2008, and increased domestic and international new construction activities, the capital budgets for many of which had already been committed prior to the end of 2008.  However, demand for our services during the fourth quarter of 2009 and the first six months of 2010 was reduced for the following main reasons:

•

reduced urgency by customers in completing the remaining hurricane repair and salvage work in the Gulf of Mexico;

•

reduced new construction work due to significantly less drilling activity in 2009 and the first half of 2010; and

•

fewer large integrated construction projects utilizing multiple vessels planned for 2010 as compared to the projects that were ongoing during the first six months of 2009.

Although there is some evidence that the worldwide economy is emerging from recession and we began to see signs of recovery in the market as we moved into the improved weather months, we still expect challenging market conditions for the remainder of 2010 compared to 2009.  The Macondo well accident has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and there is increased uncertainty in the market and regulatory environment for our industry which will likely have a negative effect on our customer’s spending levels for some time.  The duration that this disruption will continue is currently unknown.  Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, which should drive long-term demand for our services.

Backlog

As of June 30, 2010, our backlog supported by written agreements or contract awards totaled approximately $302 million, compared to approximately $183 million as of December 31, 2009 and $284 million at June 30, 2009.  Approximately 79% of our current backlog is expected to be performed during 2010, and the remainder is expected to be performed in 2011.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  Utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and routine and preventive maintenance programs during this period.  The seasonal trend for vessel utilization can be disrupted by hurricanes, which have the ability to cause severe offshore damage and generate significant demand for our services from oil and natural gas companies to restore shut-in production.  This production restoration focus has led to increased demand for our services for prolonged periods following hurricanes, as was the case in the first half of 2009 following hurricanes Gustav and Ike in 2008.  Beginning in the fourth quarter of 2009, and reflected in our results for the first half of 2010, we once again returned to more customary seasonal conditions in the Gulf of Mexico.  The effect of this return to customary seasonal conditions on our utilization in these already historically slow periods was exacerbated by particularly weak demand for our services in the first half of 2010, resulting in a 27% decrease in vessel utilization across the entire fleet for the first half of 2010 as compared to the same period of 2009.

The following table shows the size of our fleet and effective utilization of our vessels during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	62%	8	89%	8	50%	8	90%
Surface Diving	11	61%	13	70%	11	42%	13	66%
Construction Barges	10	25%	10	50%	10	16%	10	39%
Entire Fleet	29	50%	31	68%	29	36%	31	63%

(1)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect vessels in drydocking.

Results of Operations

Operating Results

	Three Months Ended June 30		Increase/(Decrease)		Six Months Ended June 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Revenues	$124,217	$260,316	$(136,099)	(52%)	$181,635	$467,369	$(285,734)	(61%)
Gross profit (loss)	7,457	70,761	(63,304)	(89%)	(7,952)	109,566	(117,518)	(107%)

Vessel Utilization	50%	68%	(18%)		36%	63%	(27%)

Revenues for the three and six months ended June 30, 2010 decreased from the same periods ended June 30, 2009 by $136.1 million, or 52%, and $285.7 million, or 61%, respectively.  Gross profit for these periods decreased by $63.3 million, or 89%, and $117.5 million, or 107%, respectively, due to lower vessel utilization and day rates as a result of reduced customer spending for our offshore services as we discussed above under “Year-to-Date Performance.”  In addition, we recorded reductions to cost of sales of $6.1 million and $5.9 million during the three and six months ended June 30, 2009, respectively, related to insurance recoveries, net of expenses recorded, for damages to our property and equipment during hurricanes Gustav and Ike and a claim from a prior year incurred in the normal course of business.  Revenues generated from the ongoing oil spill cleanup efforts in the Gulf of Mexico were approximately 13% of total revenues for the quarter ended June 30, 2010.

Selling and administrative expenses

	Three Months Ended June 30		Increase/(Decrease)		Six Months Ended June 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except %)		(in thousands, except %)			(in thousands, except %)	(in thousands, except %)
Selling and administrative expenses	$15,615	$18,222	$(2,607)	(14%)	$30,139	$36,095	$(5,956)	(17%)
Selling and administrative expenses as a percentage of revenues	13%	7%	6%		17%	8%	9%

Selling and administrative expenses for the three and six months ended June 30, 2010 decreased from the same periods ended June 30, 2009 by $2.6 million, or 14%, and $6.0 million, or 17%, respectively.  The decreases were primarily due to lower incentive cash compensation at June 30, 2010.  Additionally, there were cost control measures initiated by management in the fourth quarter of 2009 in response to the current downturn in business activity and lower amortization expense for certain intangible assets recognized as part of the Horizon acquisition, which became fully amortized in the second quarter of 2009.  Selling and administrative expenses as a percentage of revenue increased significantly from the three and six months ended June 30, 2009 to the same periods in 2010 due to the significant decrease in revenues as described above.

Provision for doubtful accounts

	Three Months Ended June 30		Increase/(Decrease)		Six Months Ended June 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$—	$6,275	$(6,275)	(100%)	$(167)	$6,275	$(6,442)	(103%)

No provision for doubtful accounts was recorded during the three and six months ended June 30, 2010.  The reversal of provision for doubtful accounts recorded during the first quarter of 2010 resulted from the collection of trade receivables from the court administering the bankruptcy of a previous customer.  The provision for doubtful accounts recorded for the three and six months ended June 30, 2009 was comprised of $6.3 million reserved for customer disputes, of which $3.4 million is from accounts receivable acquired in connection with the Horizon acquisition.  We intend to pursue all commercial and legal avenues for collection of the receivables currently reserved for in our allowance for doubtful accounts.

Gain on sales of assets and other income (expense), net

	Three Months Ended June 30		Increase/(Decrease)		Six Months Ended June 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Gain on sale of assets	$117	$—	$117	100%	$1,307	$400	$907	227%
Other (income) expense, net	(27)	1,063	(1,090)	(103%)	(68)	985	(1,053)	(107%)

During the three months ended June 30, 2010, we sold two utility vessels to different third parties for $0.6 million and recognized a gain on the sale of $0.1 million.  During the first quarter of 2010, we sold a portable saturation system to a third party for cash proceeds totaling $3.7 million and recognized a gain on the sale of $1.1 million.  During the first quarter of 2009, we sold our equity interest in Offshore Technology Solutions Limited, an investment that had previously been fully impaired, to a third party for $0.4 million.

Other income (expense) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense, net

	Three Months Ended June 30		Increase/(Decrease)		Six Months Ended June 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$1,833	$3,710	$(1,877)	(51%)	$4,291	$7,364	$(3,073)	(42%)

The decrease in interest expense, net from the three and six months ended June 30, 2009 to the same periods in 2010 is primarily due to repayments on our term loan and revolving credit facility made during 2010 and 2009.  Our debt level under our credit facility has been reduced from $375 million as of June 30, 2009 to $215 million as of June 30, 2010.

Income tax expense (benefit) rate

	Three Months Ended June 30		Increase/(Decrease)(1)	Six Months Ended June 30		Increase/(Decrease)(1)
	2010	2009	2010 to 2009	2010	2009	2010 to 2009
Income tax expense (benefit) rate	11%	31%	(20%)	(26%)	31%	57%
_____________________________
(1) Percentage is not meaningful.

Our effective tax rate, which was 31% for the three and six months ended June 30, 2009, became an effective tax rate of 11% for the three months ended June 30, 2010 and a tax benefit rate of 26% for the six months ended June 30, 2010.  The change in our effective tax (benefit) rate during the six months ended June 30, 2010 compared to the prior year six month period was a result of; (i) a higher percentage of our profit or losses being derived from foreign tax jurisdictions in 2010 which typically have a lower tax rate than the U.S. and (ii) the reversal of a liability for incremental tax positions of $1.7 million during the three months ended March 31, 2010, which increased our tax benefit rate by 4%.  Despite generating a loss before taxes during the second quarter of 2010, we recorded a tax expense in the second quarter instead of a tax benefit. The second quarter tax expense reflects the tax adjustment necessary to reflect the actual year to date tax benefit at an effective rate of 26%.  The year-to-date tax benefit does not represent a cash tax refund as we expect this tax benefit to reverse by year end through normal operations.

At December 31, 2009, we had $2.7 million recorded as a long-term liability for uncertain tax benefits, interest and penalty. Following a final settlement of uncertain tax positions with the relevant tax authority in the first quarter of 2010, we reduced the long-term liability for uncertain tax benefits, interest and penalties recorded at June 30, 2010 by $1.7 million to $1.0 million.

Net Income

	Three Months Ended June 30		Increase/(Decrease)		Six Months Ended June 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except per share data)		(in thousands, except %)		(in thousands, except per share data)		(in thousands, except %)
Net income (loss)	$(10,966)	$28,627	$(39,593)	(138%)	$(30,095)	$40,879	$(70,974)	(174%)
Weighted average fully-diluted shares outstanding	91,059	91,311	(252)	(0%)	91,030	93,535	(2,505)	(3%)
Fully-diluted earnings per share	(0.12)	0.30	(0.42)	(140%)	(0.33)	0.42	(0.75)	(179%)

Net income for the three and six months ended June 30, 2010 decreased from the same periods ended June 30, 2009 by $39.6 million, or 138%, and $71.0 million, or 174%, respectively.  Fully-diluted earnings per share decreased for the three and six months ended June 30, 2010 by $0.42 per share, or 140%, and $0.75 per share, or 179%, respectively, from the same periods ended June 30, 2009.  Partially offsetting the decrease in fully-diluted earnings per share was a 3% reduction in weighted average shares outstanding from the first six months of 2009 to the first six months of 2010, primarily as a result of the repurchase from Helix and retirement of 15.2 million shares of our common stock during 2009.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions.  Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility. We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. For 2010, we anticipate capital expenditures, excluding acquisitions, for replacements and vessel improvements and regulatory drydock costs of approximately $69 million.  In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund our business activities and achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for the next twelve months with cash flows generated from our operations and available borrowings under our revolving credit facility.

We have a credit facility, which consists of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At June 30, 2010, we had outstanding debt of $195 million under the term loan, including current maturities, and $20 million outstanding under the revolving credit facility.  The revolving credit facility and the term loan mature on December 11, 2012, with quarterly principal payments of $20 million payable on the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At June 30, 2010, we were in compliance with all debt covenants under our credit facility.

At June 30, 2010, we had $17.2 million of cash on hand, issued and outstanding letters of credit of $1.5 million under our revolving credit facility, and $6.0 million of outstanding warranty and bid bonds.

Effective July 19, 2010, we amended the credit facility to, among other things, (i) increase our permitted consolidated leverage ratio covenant, (ii) amend the amortization of a portion of our term loan, and (iii) permit us to transfer in the future two of our saturation diving vessels operating internationally (Eclipse and Texas) to one of our international subsidiaries and to release such vessels as collateral upon any such future transfer.  Under the amendment, the permitted debt to EBITDA leverage ratio was increased from 3.75x to 4.75x for the period through June 30, 2011, decreasing to 4.25x through September 30, 2011, and thereafter returning to 3.75x.  As a result of the amendment, the amortization of a portion of the $195.0 million outstanding under the term loan is deferred until the maturity date.  The remaining $133.5 million will amortize at the rate of $14.8 million per quarter until the maturity date, with a final payment of $61.5 million due on December 11, 2012.  As a result of the amendment, our current blended total interest rate has increased to approximately 3.2% for the term loan and 3.4% for the revolving loan.

Although we were not in breach of the leverage ratio covenant, nor did we anticipate breach of such covenant in the future, we took the proactive measure to secure the amendment to enhance our access to cash and liquidity in the future.  The amendment of the consolidated leverage ratio allows us to have access to the full $300 million revolving credit facility as of June 30, 2010.  Based on our consolidated leverage ratio and outstanding borrowings and letters of credit as of June 30, 2010, prior to the amendment we had $173.0 million available, and post amendment we have $278.5 million available, for borrowing under the revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2010 and 2009.

Operating Activities.  Net cash provided by operating activities totaled $8.0 million during the first six months of 2010 compared to $111.4 million in the first six months of 2009.  The primary reason for the decrease in cash flows from operating activities is the net loss of $30.1 million generated during the six month period ended 2010 compared to net income of $40.9 million generated during the same period in 2009.  Net income (loss) adjusted for non-cash items, such as depreciation and amortization, stock-based compensation and deferred income tax expense, provided $4.6 million and $93.8 million of cash, respectively, and net changes in our working capital and other balance sheet accounts provided $3.4 million and $17.6 million of cash, respectively, during the first six months of 2010 and 2009.

Investing Activities.  Net cash used for investing activities was $23.1 million during the first six months of 2010 compared to $45.1 million in the first six months of 2009.  During the first six months of 2010 and 2009, cash used for capital expenditures were $27.6 million and $45.5 million, respectively, and cash provided by sales of assets was $4.5 and $0.4 million, respectively.

Financing Activities.  Net cash used for financing activities was $20.0 million during the first half of 2010 compared to $40 million in the first half of 2009.  During the first half of 2010, we made scheduled payments of $40 million under our term loan and borrowed $20 million under our revolving credit facility.  During the first half of 2009, we borrowed $100 million under our revolving credit facility, primarily to fund the $86 million repurchase of our common stock from Helix, and we made scheduled payments of $40 million under our term loan.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2009 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2009 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2009 Annual Report on Form 10-K, other than the change in service life of drydock and recertification costs as more fully described in Note 1 to our consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risk during the six months ended June 30, 2010 from those reported under Part II, Item 7A of our 2009 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future. Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, the impact on the market and regulatory environment in the U.S. Gulf of Mexico resulting from the Macondo well blow out, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, and other risks detailed in Part I, Item 1A of our 2009 Annual Report on Form 10-K and in Item 1A Risk Factors of this quarterly report on Form 10-Q.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.

Risk Factors.

There have been no material changes during the three months ended June 30, 2010 to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, except as set forth below:

Risks Relating to our Business

The recent Macondo well blow out in the Gulf of Mexico could have a significant impact on exploration and production activities in United States coastal waters that could adversely affect demand for our services.

As has been widely publicized, in April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at the Macondo well in the Gulf of Mexico off the coast of Louisiana, sank after an explosion and fire resulting in the death of 11 workers. Following the explosion, the Macondo well immediately began to discharge hydrocarbons into the Gulf of Mexico until July 15, 2010, when a temporary cap stopped the oil flow.  Efforts to permanently seal the well continue but have been unsuccessful to date.

The catastrophic explosion and the related oil spill in the U.S. Gulf of Mexico has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico, and the duration that this disruption will continue is currently unknown. The President has appointed a commission that is studying the causes of the catastrophe for the purpose of recommending to the President what legislative or regulatory measures should be taken in order to minimize the possibility of a reoccurrence of a disastrous oil spill. Pending the completion of that report, the United States government has imposed a moratorium through November 30 suspending all deepwater drilling and exploration activity in the Gulf of Mexico (essentially consisting of 33 rigs). Although exploration activity in the shallow waters of the Gulf of Mexico has been allowed to re-commence, a de facto moratorium has existed in that market as well, as new safety and permitting requirements have been imposed on shallow water operators, and only a limited number of new drilling permits have been issued to shallow water operators since the spill. At the same time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the Gulf of Mexico, particularly in deep waters, or worst case, could drive a substantial portion of drilling and operation activity out of the Gulf of Mexico.

Among the uncertainties that confront the industry is whether Congress will repeal the $75 million cap on non-reclamation liabilities under the Oil Pollution Act of 1990, whether insurance will continue to be available at a reasonable cost and with reasonable policy limits to support drilling and exploration activity in the Gulf of Mexico, and whether the overall legislative and regulatory response to the disaster will discourage investment in oil and gas exploration in the Gulf of Mexico.

Any one or more of these developments could reduce demand for our services and adversely affect our operations in the Gulf of Mexico. However, until the ultimate regulatory response to this disaster becomes more certain, we cannot accurately predict the effect of this event on our customers and similarly, the longer term impact on our core business.  Any regulatory response that has the effect of materially curtailing drilling and exploration activity in the Gulf of Mexico will ultimately adversely affect our domestic operations in this region.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the second quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 to April 30, 2010(1)	292	$ 7.36	—	N/A
May 1 to May 31, 2010(1)	120	5.85	—	N/A
June 1 to June 30, 2010	—	—	—	N/A
	412	$ 6.92	—	N/A

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

CAL DIVE INTERNATIONAL, INC.

Date: July 29, 2010	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: July 29, 2010	By:	/s/ Bruce P. Koch
Bruce P. Koch Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		10-K	001-33206	2/26/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1

Amendment No. 3 to Credit Agreement, dated as of July 19, 2010, among Cal Dive International, Inc., CDI Vessel Holdings LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, together with the other lenders parties hereto

			8-K	001-33206	7/23/10
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Bruce P. Koch, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X