Form 10-Q
period 2010-09-30
Cal Dive International, Inc.
filed 2010-10-29
CIK 1364100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of October 29, 2010, the Registrant had issued and outstanding 94,195,113 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or its subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except per share par value)

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,987	$52,413
Accounts receivable -
Trade, net of allowance for doubtful accounts of $5,895 and $7,286, respectively	99,534	119,499
Contracts in progress	32,985	24,511
Income tax receivable	12,835	2,173
Deferred income taxes	2,190	3,183
Other current assets	22,734	22,929
Total current assets	183,265	224,708

Property and equipment	799,786	797,387
Less - Accumulated depreciation	(225,021)	(188,154)
Net property and equipment	574,765	609,233

Other assets:
Goodwill	—	292,469
Deferred drydock costs	15,858	16,976
Other assets, net	10,329	12,593
Total assets	$784,217	$1,155,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,907	$49,680
Advanced billings on contracts	1,554	3,512
Current maturities of long-term debt	59,328	80,000
Accrued liabilities	29,785	39,668
Income tax payable	—	6,025
Total current liabilities	153,574	178,885

Long-term debt	125,840	155,000
Deferred income taxes	112,517	121,973
Other long term liabilities	3,547	5,323
Total liabilities	395,478	461,181

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 94,180 and 93,933 shares, respectively	942	939
Capital in excess of par value of common stock	405,996	399,199
Accumulated other comprehensive income	1,522	914
Retained (deficit) earnings	(19,721)	293,746
Total stockholders’ equity	388,739	694,798
Total liabilities and stockholders’ equity	$784,217	$1,155,979

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$193,793	$214,597	$375,428	$681,966
Cost of sales	147,072	144,466	336,659	502,269
Gross profit	46,721	70,131	38,769	179,697
Goodwill impairment	292,469	—	292,469	—
Fixed assets impairment	23,151	—	23,151	—
Selling and administrative expenses	15,121	17,629	45,260	53,724
Gain on sale of assets	6	—	1,313	400
Provision for doubtful accounts	—	202	(167)	6,477
Income (loss) from operations	(284,014)	52,300	(320,631)	119,896
Interest expense, net	2,544	3,234	6,835	10,598
Other income (expense), net	(192)	191	(124)	(794)
Income (loss) before income taxes	(286,750)	49,257	(327,590)	108,504
Income tax expense (benefit)	(3,378)	16,349	(14,123)	34,717
Net income (loss)	$(283,372)	$32,908	$(313,467)	$73,787

Earnings (loss) per common share:
Basic earnings (loss) per share	$(3.11)	$0.35	$(3.44)	$0.78
Fully-diluted earnings (loss) per share	$(3.11)	$0.35	$(3.44)	$0.77

Weighted average shares outstanding:
Basic	91,065	90,287	91,042	92,391
Fully-diluted	91,065	90,913	91,042	92,707

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited)

(in thousands)

				Accumulated
				Other
			Capital	Compre-	Retained	Total
	Common Stock		in Excess	hensive	Earnings	Stockholders’
	Shares	Par value	of Par	Income	(Deficit)	Equity
Balances at December 31, 2009	93,933	$939	$399,199	$914	$293,746	$694,798
Net loss					(313,467)	(313,467)
Foreign currency translation adjustment				374		374
Decrease in unrealized loss from cash flow hedge (net of income tax of $126)				234		234
Comprehensive loss						(312,859)
Stock-based compensation plans	247	3	6,797			6,800
Balances at September 30, 2010	94,180	$942	$405,996	$1,522	$(19,721)	$388,739

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income (Loss)	Earnings	Equity
Balances at December 31, 2008	107,498	$1,075	$488,841	$(1,338)	$217,119	$705,697
Net income					73,787	73,787
Foreign currency translation adjustment				1,396		1,396
Decrease in unrealized loss from cash flow hedge (net of income tax of $190)				352		352
Comprehensive income						75,535
Repurchase and retirement of stock from Helix	(15,212)	(152)	(99,848)			(100,000)
Stock-based compensation plans	672	7	9,296			9,303
Balances at September 30, 2009	92,958	$930	$398,289	$410	$290,906	$690,535

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(313,467)	$73,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,953	57,844
Stock compensation expense	5,366	5,329
Deferred income tax expense (benefit)	(10,259)	5,129
Provision for doubtful accounts	(167)	6,477
(Gain) on sale of assets	(1,313)	(400)
Deferred financing costs	1,042	879
Goodwill impairment	292,469	—
Fixed assets impairment	23,151	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,687	64,527
Income tax receivable and payable, net	(16,565)	(1,228)
Other current assets	178	(3,557)
Deferred drydock costs	(6,174)	(10,714)
Accounts payable and accrued liabilities	3,843	(24,247)
Other noncurrent assets and liabilities, net	83	(1,269)
Net cash provided by operating activities	41,827	172,557

Cash Flows From Investing Activities:
Additions to property and equipment	(36,079)	(49,131)
Proceeds from sales of property and equipment and equity investment	4,480	400
Net cash used in investing activities	(31,599)	(48,731)

Cash Flows From Financing Activities:
Repayments on term loan	(74,832)	(60,000)
Draws on revolving credit facility	25,000	100,000
Repurchase of common stock	—	(100,000)
Net cash used in financing activities	(49,832)	(60,000)

Effect of exchange rate changes on cash and cash equivalents	178	204
Net increase (decrease) in cash and cash equivalents	(39,426)	64,030
Cash and cash equivalents:
Balance, beginning of period	52,413	60,556
Balance, end of period	$12,987	$124,586

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$5,384	$9,234
Income taxes paid, net	$13,059	$32,520

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

The accompanying consolidated financial statements have been prepared in conformity with GAAP, and our application of GAAP for purposes of preparing the accompanying consolidated financial statements is consistent in all material respects with the manner applied to the consolidated financial statement included in our annual report on Form 10-K for the year ended December 31, 2009 (our “2009 Annual Report on Form 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

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

Seasonality

As a marine contractor with significant operation in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico.

Significant Accounting Policies

The information below provides an update to the significant accounting policies discussed in our 2009 Annual Report on Form 10-K and accounting pronouncements issued but not yet adopted.

Goodwill and Fixed Assets Impairment

Under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets) and ASC Topic 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we perform an annual impairment test of goodwill and long-lived assets.  We elected November 1st as our annual impairment assessment date for goodwill and other intangible assets.  In certain circumstances, we also test for impairment of goodwill between annual tests if a triggering event occurs, such as significant adverse change in the business climate, unexpected significant declines in operating results, an adverse action by a regulator, emergence of unanticipated competition, loss of key personnel or a decline in market capitalization.  Our goodwill impairment test is based on our single operating and reporting unit and involves a comparison of the fair value of the unit with its carrying amount. The fair value is determined using market-related valuation models and discounted cash flows.

During the third quarter of 2010, our market capitalization declined significantly by approximately 22% from $551.2 million at June 30, 2010 to $430.4 million at August 31, 2010, which was lower by $256.4 million, or 37%, than our equity book value at August 31, 2010.  The Macondo well disaster has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and there is increased uncertainty in the market and regulatory environment for our industry which has had a negative effect on our customer’s spending levels.  The duration that this disruption will continue is currently unknown and this has negatively impacted the outlook for activity levels in the Gulf of Mexico.  We believe these uncertain market conditions contributed to the significant decline in our stock price and market capitalization, and this prompted us to conclude that a triggering event had occurred requiring us to perform an interim impairment test.  As a result, we commenced an interim assessment of our goodwill, which we completed as of August 31, 2010.  Goodwill impairment is determined using a two-step process.  In the first step, if the fair value of our reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary.  However, if the carrying amount of our reporting unit exceeds its fair value, the second step of the process is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

Under the first step of the process, we estimate the fair value of our reporting unit using both a market-related and discounted cash flow valuation approach.  Under the market-related approach, the fair value of our reporting unit is calculated by applying an average peer total invested capital to EBITDA (defined as earnings before interest, income taxes and depreciation and amortization) multiple to forecasted EBITDA for the reporting unit.  We exercise our judgment in selecting peer companies that operate in the same or similar lines of business as ours and are potentially subject to similar market risks.  Under the income approach, a discounted cash flow analysis is performed requiring us to make various assumptions about our discount rate, future revenue, operating margins, capital expenditures and growth rates.  These assumptions are based on historical operating results, long-term business plans, economic projections, anticipated future cash flows and marketplace data.  These fair value measurements fall within Level 3 under ASC Topic 820, Fair Value Measurements and Disclosures.

The second step of the process compares the implied fair value of goodwill with the carrying amount of goodwill.  To the extent that our reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to that excess.   The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, through allocation of the fair value of the reporting unit to all of the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

Based on the first step calculation of our goodwill impairment test, the carrying amount of our reporting unit exceeded its fair value, which required us to perform the second step of the impairment test.  In the second step, the fair value of goodwill and fixed assets was generally estimated using an income valuation approach.  Based on our 2010 goodwill impairment analysis, we recorded $292.5 million of pre-tax goodwill impairment expense.

In connection with the above, we also performed an impairment test on four idle construction barges and determined that they were subject to impairment indicators resulting from the uncertain outlook regarding their future utilization.  The fair values of three of the barges were determined using the income valuation approach and the fair value of the fourth barge was based on its scrap value.  As a result we recorded $23.2 million of pre-tax fixed assets impairment expense.

Interest Rate Swap and Hedging Activities

To reduce the impact of changes in interest rates on our variable rate term loan, in August 2010 we entered into a one-year interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments, beginning in January 2011, under our term loan to fixed-rate interest payments at 0.645% plus the current average applicable loan margin of approximately 2.5%.  This interest rate swap qualifies as a cash flow hedge under hedge accounting and is reflected as a liability on our balance sheet at its fair value of $0.3 million at September 30, 2010.

Changes in the interest rate swap fair value are deferred to the extent it is effective and are recorded as a component of accumulated other comprehensive income until the anticipated interest payments occur and are recognized in interest expense.  The ineffective portion of the interest rate swap, if any, will be recognized immediately in earnings.

We formally document all hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness.  We also assess, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  Changes in the assumptions used could impact whether the fair value change in the interest rate swap is charged to earnings or accumulated other comprehensive income.

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

Prior to January 1, 2010, we generally amortized drydock and recertification costs over 30 months.  Effective January 1, 2010, we changed the period for amortization of these costs to commence with the date the vessel returned to service following completion of the drydock process to the next certificate expiry date, which typically ranges from 24 months to 60 months.  The change in this amortization period was based on management’s assessment that the period for which the certificate is valid is a better measure of the length of time for which we expect to receive future benefits from the recertification and drydock process.  This change in the estimated service life of our drydock and recertification costs had the effect of lengthening the amortization period for these costs, which decreased our loss from operations by $0.9 million ($0.01 per common share) and $2.5 million ($0.03 per common share) for the three and nine months ended September 30, 2010, respectively.  This change in estimate had no impact on our cash flows for the nine month period ended September 30, 2010.

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

Pursuant to a tax matters agreement between us and Helix, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before the IPO date, and we are generally responsible for all such taxes beginning after the IPO date.  In addition, the agreement provides that for a period of up to ten years from the IPO date, we are required to make aggregate payments to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction, which amount was agreed to be approximately $11.3 million.  As of September 30, 2010, the current and long-term tax benefits payable to Helix were $1.0 million and $1.0 million, respectively.  The reduction in Helix’s percentage ownership of our common stock had no effect on this obligation.

Pursuant to a corporate services agreement that was terminated in the third quarter of 2009, Helix provided us with certain administrative services, including insurance, financial services and information technology services, based on direct costs incurred, headcount, work hours and revenues.  The costs allocated to us for these services were less than $0.1 million and $0.9 million for the three and nine months ended September 30, 2009, respectively.

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $11.3 million and $33.0 million in the three and nine months ended September 30, 2009, respectively.  Helix also provided remotely operated vehicle services to us and we recognized operating expenses of $4.2 million and $9.7 million in the three and nine months ended September 30, 2009, respectively.  These services were performed at prevailing market rates.  After we ceased to be an affiliate of Helix on September 23, 2009, we discontinued reporting transactions with Helix as related party transactions.

3.	Details of Certain Accounts

Other current assets consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Insurance claims to be reimbursed	$1,823	$5,201
Prepaid job costs	3,417	3,039
Prepaid insurance	5,988	5,023
Prepaid other	522	644
Supplies and spare parts inventory	2,467	2,610
Other receivables	5,274	4,541
Other	3,243	1,871
	$22,734	$22,929

Other long-term assets, net, consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Intangible assets with definite lives, net	$3,061	$3,918
Deferred financing costs	4,099	3,517
Equipment deposits	483	1,492
Other	2,686	3,666
	$10,329	$12,593

Accrued liabilities consisted of the following as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30,	December 31,
	2010	2009
Accrued payroll and related benefits	$11,884	$18,548
Insurance claims to be reimbursed	1,823	5,201
Accrued insurance	8,105	6,774
Interest rate swap	267	627
Accrued taxes other than income	2,113	847
Note payable	—	1,585
Other	5,593	6,086
	$29,785	$39,668

4.	Long-term Debt

We have a senior secured credit facility with certain financial institutions, consisting of a term loan and a $300 million revolving credit facility, both of which mature on December 11, 2012.  As of September 30, 2010, we had outstanding debt of $180.2 million under the term loan with a weighted-average interest rate of 3.3%, with quarterly principal payments of $14.8 million, and a final payment of $61.5 million due on maturity.  Additionally, as of September 30, 2010, we had outstanding $5.0 million under the revolving credit facility through our swing line option with a weighted average interest rate of 1.8%, with approximately $229.2 million available for borrowings.  The amount we can borrow under our $300 million revolver is limited by outstanding borrowings, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.  At September 30, 2010, we had $0.1 million of issued and outstanding letters of credit under our revolving credit facility and approximately $6.1 million of outstanding warranty and bid bonds.

Effective July 19, 2010, we amended the credit facility to, among other things, (i) increase our permitted consolidated leverage ratio covenant, (ii) amend the amortization of a portion of our term loan, and (iii) permit us to transfer in the future two of our saturation diving vessels operating internationally (the Eclipse and the Texas) to one of our international subsidiaries and to release such vessels as collateral upon any such future transfer.  Under the amendment, the permitted debt to EBITDA leverage ratio was increased from 3.75x to 4.75x for the period through June 30, 2011, decreasing to 4.25x through September 30, 2011 and thereafter returning to 3.75x.  Also as a result of the amendment, the amortization of a portion of the debt outstanding under the term loan was deferred until the maturity date, reducing our quarterly principal payments on the term loan from $20.0 million to $14.8 million, with a final payment of $61.5 million due on the maturity date.  For lenders who agreed to forgo their quarterly term loan payment, the margin on their term loan commitments is now subject to a pricing grid, while those lenders who did not grant such consent had their term loan margin remain fixed at 2.25%.  The interest rate margin on the revolving loan also increased but remains subject to fluctuation in relation to our consolidated leverage ratio as provided in the credit agreement.

At September 30, 2010 and December 31, 2009, we were in compliance with all debt covenants contained in our credit facility.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

5.	Income Taxes

Our effective tax rate was 1.2% for the three months ended September 30, 2010 and 4.3% for the nine months ended September 30, 2010, compared to 33.2% and 32.0% for the same period in 2009.  Excluding the fixed assets impairment charges, our effective tax rate was 33.7% and 8.6% for the three and nine months ended September 30, 2010, respectively.

As of December 31, 2009, we had $2.7 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.  In the first quarter, following a final settlement of uncertain tax positions with the relevant tax authority, we reduced the long-term liability for uncertain tax benefits, interest and penalties by $1.7 million to $1.0 million at September 30, 2010.

Our income tax expense for the three and nine month periods ended September 30, 2009 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.  At June 30, 2010, the Company determined a reliable estimate of its annual effective tax rate could not be determined for the year ending December 31, 2010 based on the current volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year.  Therefore, the interim effective tax rate at September 30, 2010 was based on the actual year-to-date results.  In addition, non-recurring or discrete items were recorded during the period in which they occurred under both methods of calculating income tax expense (benefit).

Tax Assessment

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, translated to approximately $24.5 million using the foreign exchange rate at September 30, 2010, including penalties and interest.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries, as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe that under the Mexico and United States double taxation treaty these services are not taxable and the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amendments for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for these years, under Mexican tax law there is a five-year statute of limitations, so our tax years 2005 through 2009 remain open for examination in Mexico.

While we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

6.	Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $1.8 million and $5.2 million as of September 30, 2010 and December 31, 2009, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters expose us to potential significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of a master agreement we entered into with Helix in contemplation of our IPO, we assumed and will indemnify Helix for liabilities related to our business, other than tax liabilities relating to our pre-IPO operations.

7.	Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $32.2 million and $60.2 million for the three and nine months ended September 30, 2010, respectively, and $62.7 million and $238.4 million for the three and nine months ended September 30, 2009, respectively.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.  Net property and equipment in foreign locations were $172.0 million and $179.3 million at September 30, 2010 and December 31, 2009, respectively.

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common shares by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(283,372)	$32,908	$(313,467)	$73,787
Less: Net income allocated to unvested restricted stock	—	941	—	2,089
Net income (loss) attributable to common shares	$(283,372)	$31,967	$(313,467)	$71,698

Denominator:
Basic weighted-average shares outstanding	91,065	90,287	91,042	92,391
Dilutive share-based employee compensation plan (1)	—	626	—	316
Diluted weighted-average shares outstanding	91,065	90,913	91,042	92,707

Earnings (loss) per share:
Total basic	$(3.11)	$0.35	$(3.44)	$0.78
Total diluted	$(3.11)	$0.35	$(3.44)	$0.77

____________________

(1)

No losses were allocated to unvested restricted shares outstanding in the computation of diluted earnings per share because to do so would be anti-dilutive.

9.	Performance Share Units

In December 2009, we granted to certain of our officers a total of 403,206 performance share units, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2012.  The awards vest 100% on December 31, 2012 and are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.  The fair value of the performance units decreased to $1.9 million as of September 30, 2010.  As a result, we did not have any compensation expense for the three months ended September 30, 2010.  For the nine months ended September 30, 2010, compensation expense related to the performance share units was $0.5 million.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying footnotes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Business and Properties sections included in our 2009 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors.”

Overview

Potential Effects from the Macondo Well Blowout in the Gulf of Mexico

As has been widely publicized, in April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at the Macondo well in the Gulf of Mexico off the coast of Louisiana, sank after an explosion and fire resulting in the death of 11 workers.  Following the explosion, the well immediately began to discharge hydrocarbons into the Gulf of Mexico until July 15, 2010, when a temporary cap stopped the oil flow.  Efforts to permanently seal the well were completed on September 17, 2010.

The ultimate effects of the Macondo well disaster, and the governmental and industry response to these events, could have a significant impact on the offshore oil and natural gas industry and other companies like ours that serve this industry and its infrastructure. As discussed in greater detail below, our operating environment and business outlook was adversely affected by the Macondo well disaster, as the six-month moratorium and new rules and regulations imposed by the Department of Interior’s Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE,” formerly Minerals Management Service), created significant uncertainty among our customers.  On October 12, 2010, the United States Government lifted the moratorium on deep water permitting and drilling.  However, with the enhanced safety regulations and inspection requirements of the BOEMRE, there continues to be uncertainty surrounding the requirements for and pace of issuance of permits on the OCS.  There were certain positive short-term results due to the response to this disaster.  Through a significant portion of the third quarter of 2010, we successfully placed three barges on dayrate charter and deployed two utility vessels to provide services in connection with oil spill remediation efforts.  We also provided support to a significant number of third party vessels in connection with oil skimming operations.  Until the ultimate regulatory response to this disaster becomes more certain, we cannot accurately predict the effect of this event on our customers and similarly, its longer term impact on our core business.  Any regulatory response that has the effect of materially curtailing offshore activity in the Gulf of Mexico will ultimately adversely affect our operations in this region.

Financial Performance

We generated a net loss of $11.0 million for the nine months ended September 30, 2010, excluding $315.7 million of non-cash, pre-tax impairment charges related to goodwill and four idle construction barges, compared to net income of $73.8 million for the same period in 2009.  Including the impairment charges, our net loss for the nine months ended September 30, 2010 was $313.5 million.  Our financial results for the nine months of 2010 decreased over the prior year period for the following reasons:

•

fewer large integrated construction projects utilizing multiple vessels performed in 2010 as compared to the projects that occurred during the first nine months of 2009;

•

reduced new construction work due to significantly less drilling activity in 2009 and the first nine months of 2010, partially offset by work relating to cleanup efforts for the oil spill as a result of the Macondo well blowout;

•

reduced urgency by customers in completing the remaining hurricane repair and salvage work in the Gulf of Mexico; and

•

lower than expected utilization during the first six months of 2010 and significantly reduced day rates during the nine months ended September 30, 2010;

In the third quarter we generated revenues of $193.8 million and net income of $19.1 million, excluding the non-cash impairment charges, as compared to revenues of $214.6 million and net income of $32.9 million generated in the same period in 2009.  Including the impairment charges, our net loss for the three months ended September 30, 2010 was $283.4 million.  Although our utilization across our entire fleet was 4% higher during the third quarter of 2010 than during the same period in 2009, the day rates for key assets were significantly lower due to market conditions.

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

Although there is some evidence that the worldwide economy has improved, we still expect challenging market conditions for the remainder of 2010 and the first half of 2011.  The Macondo well disaster has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and there is increased uncertainty in the market and regulatory environment for our industry which will likely have a negative effect on our customer’s spending levels for some time.  The duration that this disruption will continue is currently unknown.  We believe these uncertain market conditions have contributed to the decline in our stock price and our market capitalization relative to our equity book value during 2010.  In the third quarter of 2010, the further decline in our stock price and continued uncertainty described above prompted us to conclude that a triggering event had occurred that required us to perform an interim impairment test, which resulted in our recording $315.7 million of pre-tax impairment expenses ($292.5 million of pre-tax goodwill impairment expense and $23.2 million of pre-tax fixed assets impairment expense).  Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, which should drive long-term demand for our services.

Backlog

As of September 30, 2010, our backlog supported by written agreements or contract awards totaled approximately $233.4 million, compared to approximately $183 million as of December 31, 2009 and $213 million as of September 30, 2009.  Approximately 48% of our backlog is expected to be performed during the remainder of 2010 and the remainder is expected to be performed in 2011 and beyond.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  Utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services.  As a marine contractor, our vessel utilization is typically lower during the winter and early spring due to weather conditions in the Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and routine and preventative maintenance programs during this period.  The seasonal trend for vessel utilization can be disrupted by hurricanes, which have the ability to cause severe offshore damage and generate significant demand for our services from oil and natural gas companies to restore shut-in production.  This production restoration focus has led to increased demand for our services for prolonged periods following hurricanes, as was the case in the first half of 2009 following hurricanes Gustav and Ike in 2008.  Beginning in the fourth quarter of 2009, and reflected in our results for the nine month period ended September 30, 2010, we once again returned to more customary seasonal conditions in the Gulf of Mexico.  The effect of this return to customary seasonal conditions on our utilization in these already historically slow periods was exacerbated by particularly weak demand for our service during the first half of 2010, resulting in a 17% decrease in vessel utilization across our entire fleet for the nine month period ended September 30, 2010 as compared to the same period in 2009.  Vessel utilization across our fleet increased slightly by 4% for the three month period ended September 20, 2010 as compared to the same period in 2009; however, this was offset by decreased day rates during the 2010 period.

The following table shows the size of our fleet and effective utilization of our vessels during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	88%	8	84%	8	64%	8	88%
Surface and Mixed Gas Diving	11	75%	13	63%	11	52%	13	65%
Construction Barges	10	46%	10	54%	10	27%	10	45%
Total Fleet	29	69%	31	65%	29	47%	31	64%

____________________

(1)

Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period and does not reflect vessels in drydocking or taken out of service for upgrades.

Results of Operations

Operating Results

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Revenues	$193,793	$214,597	$(20,804)	(10%)	$375,428	$681,966	$(306,538)	(45%)
Gross profit (loss)	46,721	70,131	(23,410)	(33%)	38,769	179,697	(140,928)	(78%)

Vessel Utilization	69%	65%	4%	—	47%	64%	(17%)	—

Revenues for the three months ended September 30, 2010 decreased from the same period ended September 30, 2009 by $20.8 million, or 10%.  Revenues for the nine months ended September 30, 2010 decreased from the same period ended September 30, 2009 by $306.5 million, or 45%.

Gross profit for the three months ended September 30, 2010 decreased from the same period ended September 30, 2009 by $23.4 million, or 33%. Gross profit for the nine months ended September 30, 2010 decreased from the same period ended September 30, 2009 by $140.9 million, or 78%.

The decreases in revenues and gross profit were due to (i) the fact that we had fewer large integrated construction projects with higher profitability utilizing multiple vessels, as compared to a liquefied natural gas project located offshore Boston and two significant pipelay projects in China and Mexico which were ongoing during the first nine months of 2009, (ii) decreased demand for hurricane related repair work and salvage activity and (iii) significantly lower day rates.  During the nine month period ended September 30, 2009, we experienced increased repair and salvage activity as a result of hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008.  Despite increased utilization for our saturation diving vessels during the three months ended September 30, 2010, day rates for these assets were significantly lower compared to the three months ended September 30, 2009 due to market conditions.  In addition, one of our dynamically positioned saturation diving vessels, which normally generates significant revenues and profits, experienced unexpected mechanical down time, which negatively impacted revenues and profits for the three months ended September 30, 2010.  These decreases in revenues and gross profit were partially offset by work relating to cleanup efforts for the oil spill as a result of the Macondo well blowout.

Goodwill impairment

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Goodwill impairment	$292,469	$—	$292,469	100%	$292,469	$—	$292,469	100%

During the third quarter of 2010 we incurred $292.5 million of goodwill impairment charges following our impairment test prompted by the significant decline in market capitalization, adverse change in the business climate and significant declines in operating results.  There were no comparable impairment charges during the same period of 2009.

Fixed assets impairment

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Fixed assets impairment	$23,151	$—	$23,151	100%	$23,151	$—	$23,151	100%

During the third quarter of 2010 we incurred $23.2 million of impairment charges related to certain fixed assets, consisting of four idle construction barges for which the outlook for their future utilization is uncertain.  There were no comparable impairment charges during the same period of 2009.

Selling and administrative expenses

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Selling and administrative expenses	$15,121	$17,629	$(2,508)	(14%)	$45,260	$53,724	$(8,464)	(16%)
Selling and administrative expenses as a percentage of revenues	8%	8%	—	—	12%	8%	4%	—

Selling and administrative expenses for the three months ended September 30, 2010 decreased from the same periods ended September 30, 2009 by $2.5 million, or 14%.  Selling and administrative expenses for the nine months ended September 30, 2010 decreased from the same periods ended September 30, 2009 by $8.5 million, or 16%.

The decreases were primarily due to lower incentive cash compensation at September 30, 2010.  Additionally, there were cost control measures initiated by management in the fourth quarter of 2009 in response to the downturn in business activity and lower amortization expense for certain intangible assets recognized as part of the Horizon acquisition, which became fully amortized in the second quarter of 2009.  Selling and administrative expenses as a percentage of revenue for the three months ended September 30, 2010 as compared to the same period in 2009 did not change primarily because revenues generated during the third quarter of 2010 were not significantly lower from revenues generated during the same period in 2009.  Selling and administrative expenses as a percentage of revenue for the nine months ended September 30, 2010 increased significantly from the same period ended September 30, 2009 due to the significant decrease in revenues as described above.

Provision for doubtful accounts

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$—	$202	$(202)	(100%)	$(167)	$6,477	$(6,644)	(103%)

No provision for doubtful accounts was recorded during the three and nine months ended September 30, 2010.  The reversal of provision for doubtful accounts recorded during the first quarter of 2010 resulted from the collection of trade receivables from the court administering the bankruptcy of a previous customer.  The provision for doubtful accounts recorded for the nine months ended September 30, 2009 was comprised of $6.5 million reserved for customer disputes, of which $3.4 million is from accounts receivable acquired in connection with the Horizon acquisition.  We intend to pursue all commercial and legal avenues for collection of the receivables currently reserved for in our allowance for doubtful accounts.

Gain on sales of assets and other income (expense), net

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Gain (loss) on sale of assets	$6	$—	$6	100%	$1,313	$400	$913	228%
Other income (expense), net	(192)	191	(383)	(201%)	(124)	(794)	670	84%

We did not sell any significant assets during the three month periods ended September 30, 2010 and 2009.   During the first quarter of 2010, we sold a portable saturation system to a third party for cash proceeds totaling $3.7 million and recognized a gain on the sale of $1.1 million.  During the second quarter of 2010 we sold two utility vessels to different third parties for $0.6 million and recognized a gain on the sale of $0.1 million.  During the first quarter of 2009, we sold our equity interest in Offshore Technology Solutions Limited, an investment that had previously been fully impaired, to a third party for $0.4 million.

Other income (expense) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense, net

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$2,544	$3,234	$(690)	(21%)	$6,835	$10,598	$(3,763)	(36%)

The decrease in interest expense, net from the three and nine months ended September 30, 2009 to the same periods in 2010 is primarily due to repayments on our term loan and revolving credit facility.  Our debt level under our credit facility has been reduced from $355.0 million as of September 30, 2009 to $185.2 million as of September 30, 2010.

Income tax expense (benefit)

	Three Months Ended September 30		Increase/(Decrease)(1)	Nine Months Ended September 30		Increase/(Decrease)(1)
	2010	2009	2010 to 2009	2010	2009	2010 to 2009
Income tax expense (benefit) including goodwill and fixed asset impairment charges	$(3,378)	$16,349	$(19,727)	$(14,123)	$34,717	$(48,840)
Effect of the goodwill and fixed asset impairment charges	13,090	—	13,090	13,090	—	13,090
Income tax expense (benefit) excluding goodwill and fixed asset impairment charges	9,712	16,349	(6,637)	(1,033)	34,717	(35,750)
_____________________________
(1) Percentage comparison is not meaningful.

Our effective tax rate was 33.2% and 32.0% for the three and nine months ended September 30, 2009, respectively, and 1.2% and 4.3% for the three and nine months ended September 30, 2010, respectively.  Since we generated a pre-tax loss for the nine months ended September 30, 2010, the lower effective tax rate results in a lower tax benefit realized.  The change in our effective tax rate during the nine months ended September 30, 2010 compared to the prior year nine month period was primarily due to the impairment charges related to non-deductible goodwill, which decreased our year to date effective tax rate by 29.7%.

At December 31, 2009, we had $2.7 million recorded as a long-term liability for uncertain tax benefits, interest and penalty. Following a final settlement of uncertain tax positions with the relevant tax authority in the first quarter of 2010, we reduced the long-term liability for uncertain tax benefits, interest and penalties by $1.7 million to $1.0 million at September 30, 2010.

Our income tax expense for the three and nine month periods ended September 30, 2009 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.  At June 30, 2010, the Company determined a reliable estimate of its annual effective tax rate could not be determined for the year ending December 31, 2010 based on the current volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year.  Therefore, the interim effective tax rate at September 30, 2010 was based on the actual year-to-date results.  In addition, non-recurring or discrete items were recorded during the period in which they occurred under both methods of calculating income tax expense (benefit).

Net Income

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2010	2009	2010 to 2009		2010	2009	2010 to 2009
	(in thousands, except per share data)		(in thousands, except %)		(in thousands, except per share data)		(in thousands, except %)
Net income (loss)	$(283,372)	$32,908	$(316,280)	(961%)	$(313,467)	$73,787	$(387,254)	(525%)
Weighted average fully-diluted shares outstanding	91,065	90,913	152	0%	91,042	92,707	(1,665)	(2%)
Fully-diluted earnings per share	$(3.11)	$0.35	$(3.46)	(989%)	$(3.44)	$0.77	$(4.21)	(547%)

Net income for the three months ended September 30, 2010 decreased from the same period ended September 30, 2009 by $316.3 million, or 961%, including the impairment charges.  Net income for the nine months ended September 30, 2010 decreased from the same period ended September 30, 2009 by $387.3 million, or 525%, including the impairment charges.

Fully-diluted earnings per share decreased for the three months ended September 30, 2010 by $3.46 per share, or 989% from the same period ended September 30, 2009, including the impairment charges.  Fully-diluted earnings per share decreased for the nine months ended September 30, 2010 by $4.21 per share, or 547% from the same period ended September 30, 2009, including the impairment charges.

Partially offsetting the decrease in fully-diluted earnings per share was a 2% reduction in weighted average shares outstanding from the nine months of 2009 to the nine months of 2010, primarily as a result of the repurchase from Helix and retirement of 15.2 million shares of our common stock during 2009.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions.  For 2010, we anticipate capital expenditures, excluding acquisitions, for replacements and vessel improvements and regulatory drydock costs of approximately $68.0 million.  In connection with our business strategy, we regularly evaluate acquisition opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund our business activities and achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for the next twelve months with cash flows generated from our operations and available borrowings under our revolving credit facility.

We have a credit facility, which consists of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At September 30, 2010, we had outstanding debt of $180.2 million under the term loan, including current maturities, and $5.0 million outstanding under the revolving credit facility.  The revolving credit facility and the term loan mature on December 11, 2012, with quarterly principal payments of $14.8 million payable on the term loan and a final payment of $61.5 million due on maturity.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At September 30, 2010, we were in compliance with all debt covenants under our credit facility.

As of September 30, 2010, we had $13.0 million of cash on hand, issued and outstanding letters of credit of $0.1 million under our revolving credit facility and $6.1 million of outstanding warranty and bid bonds.

Effective July 19, 2010, we amended the credit facility to, among other things, (i) increase our permitted consolidated leverage ratio covenant, (ii) amend the amortization of a portion of our term loan, and (iii) permit us to transfer in the future two of our saturation diving vessels operating internationally (the Eclipse and the Texas) to one of our international subsidiaries and to release such vessels as collateral upon any such future transfer.  Under the amendment, the permitted debt to EBITDA leverage ratio was increased from 3.75x to 4.75x for the period through June 30, 2011, decreasing to 4.25x through September 30, 2011, and thereafter returning to 3.75x.  Also, as a result of the amendment, the amortization of a portion of the debt outstanding under the term loan was deferred until the maturity date, reducing our quarterly principal payments on the term loan from $20.0 million to $14.8 million, with a final payment of $61.5 million due on December 11, 2012.  As a result of the amendment, our current blended total interest rate is approximately 3.3% for the term loan and 1.8% for the revolving loan.

Although we were not in breach of the leverage ratio covenant, nor did we anticipate breach of such covenant in the future, we took the proactive measure to secure the amendment to enhance our access to cash and liquidity in the future.  The impairment charges related to goodwill and the four idle construction barges have no effect on our debt covenants under our credit facility.  The amended consolidated leverage ratio increased our access under the $300 million revolving credit facility as of September 30, 2010.  Based on our consolidated leverage ratio and outstanding borrowings and letters of credit as of September 30, 2010, we have $229.2 million available for borrowing under the revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$41,827	$172,557
Investing activities	(31,599)	(48,731)
Financing activities	(49,832)	(60,000)
Effect of exchange rate changes on cash and cash equivalents	178	204
Net increase (decrease) in cash and cash equivalents	$(39,426)	$64,030

Operating Activities.  Net cash provided by operating activities totaled $41.8 million for the nine months ended September 30, 2010 compared to $172.6 million for the nine months ended September 30, 2009.  The primary reason for the decrease in cash flows from operating activities is the net loss of $313.5 million generated during the nine month period ended September 30, 2010 compared to net income of $73.8 million generated during the same period in 2009.  Net income (loss) adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, goodwill and fixed assets impairment charges and deferred income tax expense, provided $362.2 million and $75.3 million of cash, respectively, and net changes in our working capital and other balance sheet accounts used $6.9 million and provided $23.5 million of cash, respectively, for the nine months ended September 30, 2010 and 2009.

Investing Activities.  Net cash used for investing activities was $31.6 million for the nine months ended September 30, 2010 compared to $48.7 million for the nine months ended September 30, 2009.  During the nine month period ended September 30, 2010 and 2009, cash used for capital expenditures was $36.1 million and $49.1 million, respectively, and cash provided by sales of assets was $4.5 million and $0.4 million, respectively.

Financing Activities.  Net cash used for financing activities was $49.8 million for the nine months ended September 30, 2010 compared to $60.0 million for the nine months ended September 30, 2009.  During the nine month period ended September 30, 2010, we made scheduled payments of $74.8 million under our term loan and borrowed $25.0 million under our revolving credit facility.  During the nine month period ended September 30, 2009, we borrowed $100 million under our revolving credit facility, primarily to fund the $86 million repurchase of our common stock from Helix, and we made scheduled payments of $60 million under our term loan.

Off-Balance Sheet Arrangements

As of September 30, 2010, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2009 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2009 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers.  We believe the most critical accounting policies in this regard are those described in our 2009 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2009 Annual Report on Form 10-K, other than performance of our annual goodwill impairment test at an earlier date, and related impairment charges, hedge accounting for interest rate swap, and the change in service life of drydock and recertification costs as more fully described in Note 1 to our consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risk during the nine months ended September 30, 2010 from those reported under Part II, Item 7A of our 2009 Annual Report on Form 10-K.

In August 2010, we entered into a twelve-month interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments. We expect this interest rate swap to effectively fix our variable interest payments made on $100 million of our term loan, or approximately 56% as of September 30, 2010, at 0.645% plus the current average applicable loan margin of approximately 2.5% for a total interest rate of 3.3%.  This derivative is accounted for as a cash flow hedge.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future. Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil and in the level of offshore exploration, development and production activity in the oil and natural gas industry, the impact on the market and regulatory environment in the U.S. Gulf of Mexico resulting from the Macondo well blowout, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, and other risks detailed in Part I Item 1A, of our 2009 Annual Report on Form 10-K and in Item 1A Risk Factors of this quarterly report on Form 10-Q.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.

  Risk Factors.

There have been no material changes during the three months ended September 30, 2010 to the risk factors previously disclosed in our 2009 Annual Report on Form 10-K, except as set forth below.

Risks Relating to our Business

The recent Macondo well blowout in the Gulf of Mexico could have a significant impact on exploration and production activities in United States coastal waters that could adversely affect demand for our services.

As has been widely publicized, in April 2010, the Deepwater Horizon rig, engaged in deepwater drilling operations at the Macondo well in the Gulf of Mexico off the coast of Louisiana, sank after an explosion and fire resulting in the death of 11 workers. Following the explosion, the Macondo well immediately began to discharge hydrocarbons into the Gulf of Mexico until July 15, 2010, when a temporary cap stopped the oil flow.  Efforts to permanently seal the well were completed on September 17, 2010.

The catastrophic explosion and the related oil spill in the U.S. Gulf of Mexico has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico, and the duration that this disruption will continue is currently unknown. The President has appointed a commission that is studying the causes of the catastrophe for the purpose of recommending to the President what legislative or regulatory measures should be taken in order to minimize the possibility of a reoccurrence of a disastrous oil spill.  On October 12, 2010, the United States Government lifted the moratorium on deep water permitting and drilling.  However, with the enhanced safety regulations and inspection requirements of the BOEMRE, there continues to be uncertainty surrounding the requirements for and pace of issuance of permits on the OCS.  Although exploration activity in the shallow waters of the Gulf of Mexico has been allowed to re-commence, a de facto moratorium has existed in that market as well, as new safety and permitting requirements have been imposed on shallow water operators, and only a limited number of new drilling permits have been issued to shallow water operators since the spill. At the same time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the Gulf of Mexico, particularly in deep waters, or worst case, could drive a substantial portion of drilling and operation activity out of the Gulf of Mexico.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

The table below summarizes the repurchases of our common stock in the third quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 to July 31, 2010(1)	668	$5.72	—	N/A
August 1 to August 31, 2010(1)	4,374	$4.76	—	N/A
September 1 to September 30, 2010	—	—	—	N/A
	5,042	$4.89	—	N/A

_______________________

(1)

Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted shares.

Item 6.

Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 24.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: October 29, 2010	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: October 29, 2010	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Title	File with this Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	001-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1

Amendment No. 3 to Credit Agreement, dated as of July 19, 2010, among Cal Dive International, Inc., CDI Vessel Holdings LLC and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, together with the other lenders parties hereto

			8-K	001-33206	7/23/10
10.2*	Severance and Change of Control Agreement, dated as of August 25, 2010, by and between Cal Dive International, Inc. and Brent D. Smith		8-K	001-33206	8/31/10
10.3*

Form of Amendment No. 2 to Severance and Change of Control Agreement, dated as of September 10, 2010, by and between Cal Dive International, Inc. and each of Quinn J. Hébert, Scott T. Naughton and Lisa M. Buchanan

			8-K	001-33206	9/16/10
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
_______________________
* Indicates management contract or compensatory plan or arrangement.