Form 10-K
period 2010-12-31
Cal Dive International, Inc.
filed 2011-03-02
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2010 was approximately $541 million.

As of February 28, 2011, the Registrant had 95,424,518 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2011, are incorporated by reference into Part III of this Form 10-K.

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

Unless the context otherwise requires, references in this annual report to (i) “the company,” “our company,” “the registrant,” “we,” “our,” “us,” “CDI” and “Cal Dive International” means Cal Dive International, Inc. and its subsidiaries, and (ii) “Helix” means Helix Energy Solutions Group, Inc., our former parent corporation.  Please refer to the subsection “— Certain Definitions” on page 11 for definitions of additional terms used in this annual report.

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

Our Services

The origin of our business traces historically to California Divers Inc., which pioneered the use of mixed gas diving in the early 1960s when oilfield exploration off the Santa Barbara coast moved to water depths below 250 feet. We commenced operations in the Gulf of Mexico OCS in 1975, and since that time, our principal business has been centered in this region through the provision of essential marine contracting services to support the entire production lifecycle of the offshore oil and natural gas industry (including subsea services on production platforms, risers, subsea production systems and pipelines).  Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms.

Our diversified fleet allows us to offer services in the early, middle and late phases of the production lifecycle of the offshore oil and natural gas industry.  The early phase of infrastructure installation includes pipeline installation and trenching, shore approaches, tie-ins, and platform installations, the middle phase of production and well remediation includes inspection, repairs, and maintenance, and the late phase of decommissioning and salvage includes pipeline P&A and removal, platform removal and well P&A.  Customer spending for the early infrastructure stage is more sensitive to changes in commodity prices as compared to spending for the middle and late phases which is less discretionary in nature.

Our diving services include saturation, surface and mixed gas diving.  Collectively, these enable us to provide a full complement of manned diving services to our customers in water depths of up to 1,000 feet. We provide our saturation diving services in water depths of 200 to 1,000 feet through our fleet of eight saturation diving vessels and nine portable saturation diving systems. A number of these vessels have capabilities such as dynamic positioning (or “DP”), hyperbaric rescue chambers, multi-chamber saturation diving systems to accommodate operations at multiple depths and moon pool deployment, which allow us to operate effectively in a variety of challenging offshore environments. We also provide surface and mixed gas diving services in water depths that are typically less than 300 feet through our 11 surface diving vessels.  We believe that our fleet of diving support vessels is the largest in the world.

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

The Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”), formerly the Minerals Management Service, requires pipelines installed on the Gulf of Mexico OCS in water depths of 200 feet or less to be buried at least three feet below the sea floor. Jet sleds, which are either self-propelled or towed behind pipelay/pipebury barges, are used to bury pipelines.  Jet sleds use a high-pressure stream of water that is pumped from the barge to create a trench in the sea floor into which the pipe settles. For larger pipe burying projects, or where a deeper trench is required, we typically use our dedicated pipebury barge.  We also own and operate a pipeline plow which we use to bury pipelines in areas where the use of jet sleds is not allowed due to environmental concerns.

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

Because of our broad range of complementary service capabilities, we are able to offer a full range of these services on an integrated basis for more complex subsea projects.  We believe the combination of scheduling flexibility available to us by virtue of our large diversified fleet of vessels, the wide range of capabilities of our assets and the advanced technical skills of our personnel distinguishes us from our competitors and makes us a leading marine contracting service provider.

Geographic Areas

Revenues by geographic area were as follows for the past three fiscal years (in thousands):

			Year Ended December 31,
	2010	%	2009	%	2008	%
United States	$426,245	79%	$555,413	67%	$605,991	71%
International	110,223	21%	273,949	33%	250,915	29%
	$536,468	100%	$829,362	100%	$856,906	100%

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  As of December 31, for the years presented, the physical location of net property and equipment by geographic area was as follows (in thousands):

	As of December 31,
	2010	%	2009	%
United States	$401,771	71%	$429,937	71%
International	166,020	29%	179,296	29%
	$567,791	100%	$609,233	100%

Our Industry

Marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Historically, sustained high commodity prices have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services. However, a prolonged worldwide recession beginning in 2008 that has only recently shown signs of recovery has resulted in a decrease in worldwide demand for hydrocarbons, causing many oil and natural gas companies to curtail capital spending for exploration and development.

Further compounding the negative effects from the sustained global recession that lasted through mid-2010 is the aftermath of the April 2010 Macondo well disaster in the Gulf of Mexico, which continues to significantly and adversely affect oil and gas exploration activities in the Gulf of Mexico and has increased uncertainty in the market and regulatory environment for our industry. We anticipate the cumulative effect of these factors will likely have a negative effect on our customers’ spending level for some time, the duration of which is generally unknown.  However; we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, and for industry participants to satisfy new “idle iron” regulations and other directives promulgated by BOEMRE regarding the decommissioning of offshore platforms and pipelines. We expect all of these factors to continue to drive long-term demand for our services.

Key Indicators

Commodity prices.  Our business is dependent upon the level of capital expenditures by oil and natural gas companies for offshore exploration, development and production operations.  The willingness of oil and natural gas companies to make capital expenditures for exploration and development is generally dependent upon oil and natural gas prices, which can have considerable volatility.  The majority of our customers on the Gulf of Mexico OCS drill for, produce and transport natural gas.  If natural gas prices remain at their current reduced levels (as compared to those realized during 2008) for a sustained period, we would expect a negative impact on our business.  The following table sets forth U.S. oil and natural gas prices for the last three years:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
U.S. natural gas price (1)	$4.37	$3.94	$8.86	$0.43	11%	$(4.92)	(56%)

Nymex oil price(2)	$79.61	$62.09	$99.75	$17.52	28%	$(37.66)	(38%)
_______________________
(1)Annual average of the Henry Hub Gulf Coast natural gas spot price per Mmbtu as reported by U. S, Energy Information Administration Independent Statistics and Analysis as of February 9, 2011.

(2)Annual average of Cushing, OK West Texas Intermediate crude oil daily spot price per barrel, as reported by U. S, Energy Information Administration Independent Statistics and Analysis as of February 9, 2011.

Drilling activity.  Demand for our new construction services generally lags behind successful drilling activity by a period of six to 18 months and can be longer.  While demand for our marine contracting services typically has a high correlation with offshore rig counts, increases in subsea project complexity and capital spending per project as well as  demand for hurricane-related repair work also impact utilization and day rates.  The following table details worldwide and Gulf of Mexico rig count and utilization, and Gulf of Mexico platform installations and removals for the last three years:

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
Worldwide jackup and drill barge rig count(1)	514	495	474	19	4%	21	4%

Worldwide jackup and drill barge rig utilization(2)	68%	73%	85%	(5%)	(7%)	(12%)	(14%)

Gulf of Mexico jackup and drill barge rig count(1)	80	74	81	6	8%	(7)	(9%)

Gulf of Mexico jackup and drill barge rig utilization(2)	44%	43%	75%	1%	3%	(32%)	(43%)

Gulf of Mexico platform installations(3)	23	29	75	(6)	(21%)	(46)	(61%)

Gulf of Mexico platform removals(3)	161	221	151	(60)	(27%)	70	46%
______________________
(1)	Source: RigLogix.com; represents annual average of contracted jackup and drill barge rigs as of February 14, 2011.

(2)	Source: RigLogix.com; represents annual average of rig-by-rig utilization of jackup and drill barge rigs as of February 14, 2011.

(3)	Source: Bureau of Ocean Energy Management, Regulation and Enforcement as of February 14, 2011, subject to change due to periodic updates.

Our Competitive Strengths

Our competitive strengths include:

•
Leader in the Gulf of Mexico OCS diving services market.  We believe the size and diversified capabilities of our fleet, and our workforce of approximately 1,300 diving and marine personnel, make us the market leader for diving services on the Gulf of Mexico OCS and contribute to our significant share of diving services contracts in this market.

•
Diversified operating capabilities provide clients with an integrated solution.  We offer a comprehensive range of complementary manned diving, pipelay and pipe burial and derrick barge services.  Because of the diving support typically required to facilitate pipeline and platform installation and decommissioning work, we often seek to enter into contracts to provide a full range of these services on an integrated basis for a particular project.  We believe this approach makes us more accountable to our customers and allows for a more seamless transition between phases of a project.  In addition, our ability to provide these services on an integrated basis for our customers enhances utilization of our fleet and gives us greater control over operational and commercial risks than we would otherwise possess if we subcontracted a significant portion of the scope of such work to third parties.

•
Highly skilled workforce.  The quality of our workforce has been, and will continue to be, a vital contributor to our success. We invest significant resources in training programs to ensure that our divers, offshore workforce and support staff have the best technical, operational and safety skills in the industry.  This investment in our workforce enhances our ability to deliver innovative solutions to our customers. In addition, we have been successful with retention of our employees because of the leadership position we hold in our markets.  Employee retention is a significant challenge in our industry given the intense competition for skilled labor. Industry practice, which we follow, is to compensate divers based on their logged diving time, and we believe that divers and others are strongly incentivized to work for us because of our high vessel utilization and our proven operating history. We believe these factors, along with our commitment to effective training and safety, has enabled us to attract and retain a strong core of skilled employees.

•
Excellent, long-standing customer relationships.  We have built a reputation as a premier marine contractor during more than 35 years of operating in the Gulf of Mexico. We have developed a large and stable customer base (comprised of some of the largest energy producers in the world), by consistently providing superior and comprehensive services on schedule while maintaining a strong safety track record.

•
Successful acquisition track record.  We have a proven track record of identifying and executing acquisitions that complement our fleet and workforce and enhance our service capabilities. For example, in December 2007 we acquired Horizon.  This acquisition added eight construction barges and one multi-service vessel to our fleet, and significantly enhanced our pipelay and pipe burial, installation, decommissioning and salvage services capabilities.  We attribute much of the growth of our business to our successful acquisitions, and we believe that acquisitions will remain a key element of our growth strategy. Furthermore, we believe that our ability to integrate acquisitions efficiently is one of our core organizational competencies. We have consistently demonstrated the ability to add to our revenue base and retain key personnel from acquired businesses, while improving project performance by leveraging our existing cost structure.

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

Our Business Strategy

The principal elements of our strategy include:

•
Focus on securing contracts for projects requiring integrated diving and marine construction services.  Our business strategy is focused on securing contracts for substantial integrated projects that require both our diving and marine construction services. The integration of these services enhances the utilization of our fleet and maximizes efficiencies in project completion at a qualified lump sum price for our customers.  We significantly expanded our operating capabilities to perform such projects through our December 2007 acquisition of Horizon, and we continue to seek to maintain our leadership position in the marine construction market by enhancing the capabilities of our existing assets, opportunistically acquiring complementary assets or businesses and continuing to provide a high level of customer service.  Although there were significantly fewer large, complex, integrated projects for us to bid on in 2010, late in the year we were awarded a contract and commenced work on a project for the removal of a large jetty and installation of a new platform and 11 pipelines in Freeport, Bahamas.  The project is expected to generate revenues of approximately $59.9 million and is utilizing one pipelay barge, one derrick barge and one of our four-point DSVs.

•
Increase our presence in high-growth international markets.  Our business strategy also includes increasing our penetration into several international regions such as Latin America, the Middle East, Southeast Asia, China, India and Australia.  We believe these regions offer promising long-term growth opportunities due to anticipated future increases in upstream capital spending in these markets and the highly fragmented nature of our competition currently engaged in these regions.  We continually evaluate potential projects, strategic alliances and acquisition opportunities that could strengthen our presence and competitive position internationally.  In 2010, we experienced intense competition in our primary international markets due to increased capacity placed into service.  Additionally, there were significantly fewer projects let out for bid in Mexico, and we were not the successful bidder on any of them.  However, in the first quarter of 2010, we were awarded a contract by a specialty horizontal drilling company in association with the Gorgon Project in Australia, which is expected to generate revenues of approximately $23 million and involve project management and diving support services.  The project was initially expected to commence in the fourth quarter of 2010, and is now expected to commence in the first quarter of 2011.  In February 2011, we also were awarded a project in Mexico for the installation of a 20” subsea pipeline located in the Abkatun Field in 24 meters of water.  We expect the lump-sum contract to generate total revenue of approximately $24 million.  The project will utilize one pipelay barge and one DP saturation diving vessel and will commence in the second quarter of 2011.

•
Capitalize on potential increased demand for decommissioning and salvage services. In September 2010,  BOEMRE issued a “Notice to Lessees” requiring lessees of platforms in the Gulf of Mexico OCS to plug all wells that have been idle for the past five years and decommission related equipment. These lessees were given until mid-February 2011 to submit company-wide plans for decommissioning these facilities and wells. We believe these regulations will increase demand for our salvage and decommissioning services and have a positive impact on our business, operations and revenues.

•
Continue to attract, develop and retain highly skilled personnel.  Our market leadership and future growth plans depend upon our ability to employ the most highly-skilled divers, offshore workforce and support staff in the industry. As stated above, we have historically invested, and intend to continue to invest significant resources in our workforce.  These investments ensure our employees are vested with a superior knowledge base and appropriate skills relevant to offshore construction operations and safety, and facilitates their long-term career development. In January 2011, we launched “Cal Dive College” with dedicated training centers located at our Fourchon, Louisiana and Port Arthur, Texas docks, as well as our Broussard, Louisiana operating facility.  These training centers offer courses on Cal Dive policies and procedures, our safety mission, career development and advancement and leadership skills in locations that are more accessible and convenient to our entire workforce, including our offshore workers. We will also continue our practice of structuring compensation and benefit plans that are competitive with our peers and properly incentivize our workforce.

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

Seasonality

As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico. As is common in the industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technological capabilities of our fleet and our ability to operate effectively in challenging offshore environments provides an advantage during winter months and reduces the impact of weather-related delays.  We pursue business opportunities in international areas that we believe will partially offset the seasonality of our operations in the Gulf of Mexico OCS or where upstream capital spending is anticipated to increase and independently offer promising long-term growth opportunities for our business.

Customers

Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of marine contracting capital spending by customer varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that account for a significant portion of contract revenues in one fiscal year may represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows:  2010 — Chevron Corporation 16%, BP Exploration and Production 13% and Apache Corporation 10%; 2009 — Chevron Corporation 13%; and 2008 — GDF Suez 14%, Helix 13% and Chevron Corporation 11%. We provided marine contracting services to over 75 customers in 2010.

Backlog

As of December 31, 2010, our backlog supported by written agreements or contract awards totaled approximately $191.5 million, compared to approximately $183.0 million as of December 31, 2009.  A majority of our current backlog is expected to be performed during 2011, with $45.2 million expected to be performed in 2012 and beyond.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

Our historical acquisitions have also diversified our operating capabilities and enable us to offer a comprehensive range of manned diving, pipelay and pipe burial services, and derrick barge services. Because of the diving support typically required to facilitate pipeline and platform installation and decommissioning work, we often seek to enter into contracts to provide a full range of these services on an integrated basis for a particular project. We believe this approach makes us more accountable to our customers and allows for a more seamless transition between phases of the project.  In addition, our ability to provide these services on an integrated basis for our customers enhances utilization of our fleet and gives us greater control over operational and commercial risks that we would otherwise possess if we subcontracted a significant portion of the scope of work to third parties.

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

Our principal competitors for diving services on the Gulf of Mexico OCS include Global Industries, Ltd. (“Global”), Tetra Technologies Inc. (through its wholly-owned subsidiary, Epic Divers & Marine, L.L.C.) (“Tetra”) and Oceaneering International, Inc., as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS.

Our principal competitors for shallow water pipelay services on the Gulf of Mexico OCS include Global, Chet Morrison Contractors, Inc., Bisso Marine Co. and several smaller companies. Because shallow water marine construction activities generally are less complex and involve lower upfront capital expenditures, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water.

For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., Global, Superior Energy Services, Inc., Tetra and several smaller companies. We believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

Internationally, the marine construction industry is comprised of a small number of major international construction companies, government owned or controlled companies and smaller indigenous companies that operate in specific areas.  International contracts are typically awarded on a competitive bid basis and generally have longer lead times than those on the Gulf of Mexico OCS.  Our major competitors internationally are Global, J. Ray McDermott, S.A., Swiber Offshore Construction Pte. Ltd., Protexa S.A. de C.V. and several local competitors.

Employees

As of December 31, 2010, we had approximately 1,900 employees, approximately 69% of whom work offshore and approximately 31% of whom work onshore. In addition, throughout the year we also contracted with third parties to provide approximately 230 offshore workers. None of our employees belong to a union or are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe we have a good relationship with our employees.

Training and Safety

Assuring the safety of our workforce is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an incident and injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who started their careers working in the offshore industry, and who have firsthand knowledge of the mental and physical challenges of the offshore and subsea worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs with a constant focus on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite condition inspections, known as “Hazard Hunts,” are conducted with required “actions by” and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted regularly to assist in face to face communication across the fleet.  In January 2011, we launched “Cal Dive College” with dedicated training centers located at our Fourchon, Louisiana and Port Arthur, Texas docks, as well as our Broussard, Louisiana operating facility.  These training centers offer courses on Cal Dive policies and procedures, our safety mission, career development and advancement and leadership skills in locations that are more accessible and convenient to our entire workforce, including our offshore workers.

Government Regulation

The marine contracting industry is subject to extensive governmental and industry rules and regulations, including those of the U.S. Coast Guard, the National Transportation Safety Board, the U.S. Environmental Protection Agency, BOEMRE, International Safety Management and the U.S. Customs Service.  We comply with the requirements of applicable Classification Societies, including the American Bureau of Shipping, Det Norske Veritas, Lloyd’s Register and Bureau Veritas.  We also support and voluntarily comply with standards of the Association of Diving Contractors International, and the International Marine Contractors Association.  Among the more significant standards we follow are those established by the U.S. Coast Guard, which sets safety standards, authorizes investigations into vessel and diving accidents and recommends improved safety standards. We are required by various other governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our vessels and operations.

In addition, we depend on the demand for our services from the oil and natural gas industry.  As a result, our business is affected by laws and regulations, as well as changing tax regulations and policies relating to the oil and natural gas industry generally. In particular, the development and operation of oil and natural gas properties located on the OCS of the United States is regulated primarily by BOEMRE.  Because our operations rely on offshore oil and natural gas production, if the government were to restrict the availability of offshore oil and natural gas leases, such action could materially adversely affect our business, financial condition and results of operations.

Certain of our employees are also covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime laws.  These laws make liability limits under state workers’ compensation laws inapplicable and permit these employees to bring suit for job related injuries with generally no limits on our potential liability.

Environmental Regulation

Our operations are subject to a variety of federal, state and local as well as international laws and regulations governing environmental protection, health and safety, including those relating to climate change and the discharge of materials into the environment. Numerous governmental departments issue rules and regulations to implement and enforce laws that are often complex and costly to comply with and that carry substantial administrative, civil and possibly criminal penalties for noncompliance. Under these laws and regulations, we may be liable for remediation or removal costs, damages, including damages to natural resources, and other costs associated with releases of hazardous materials, including oil, into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed. Some of the environmental laws and regulations that are applicable to our business operations are discussed below.

Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In 2009 the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009” to control and reduce greenhouse gas emissions in the U.S.  In addition, the Environmental Protection Agency (“EPA”) has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects.  The EPA declared that certain greenhouse gases represent a danger to human health and proposed to expand its regulations relating to those emissions.

Efforts continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009.  While we cannot determine to what extent our future operations may be affected by such legislation, to the extent it would prohibit or restrict offshore drilling or impose additional environmental protection requirements resulting in increased costs to the oil and gas industry, our business could be adversely affected.  We continue to monitor these regulations and their potential affect on both our business and the industry in which we operate.

The Oil Pollution Act of 1990, as amended (“OPA”), imposes a variety of requirements on “Responsible Parties” related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A “Responsible Party” includes the owner or operator of an onshore facility, a vessel or a pipeline, and the lessee or permittee of the area in which an offshore facility is located. OPA imposes liability on each Responsible Party for oil spill removal costs and for other public and private damages from oil spills. Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits of $350 million for onshore facilities, all removal costs plus $75 million for offshore facilities and the greater of $600 per gross ton or $500,000 for vessels other than tank vessels. The liability limits are not applicable, however, if (i) the spill is caused by gross negligence or willful misconduct, (ii) results from violation of a federal safety, construction, or operating regulation; or (iii) if a party fails to report a spill or fails to cooperate fully in the cleanup. Few defenses exist to the liability imposed under OPA.

OPA also imposes ongoing requirements on a Responsible Party, including preparation of an oil spill contingency plan and maintenance of proof of financial responsibility to cover a majority of the costs in a potential spill. With respect to financial responsibility, OPA requires the Responsible Party for certain offshore facilities to demonstrate financial responsibility of not less than $35 million, with the financial responsibility requirement potentially increasing up to $150 million if the risk posed by the quantity or quality of oil that is explored for or produced indicates that a greater amount is required.  BOEMRE has promulgated regulations implementing these financial responsibility requirements for covered offshore facilities. Under the BOEMRE regulations, the amount of financial responsibility required for an offshore facility is increased above the minimum amounts if the “worst case” oil spill volume calculated for the facility exceeds certain limits established in the regulations.

OPA also requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own and operate 18 vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the U.S. Coast Guard for all of our vessels.

The Federal Water Pollution Control Act (the “Clean Water Act”), and analogous state laws impose strict controls on the discharge of pollutants, including oil and other substances, into the navigable waters of the United States and state waters and impose potential liability for the costs of remediating releases of such pollutants. The controls and restrictions imposed under the Clean Water Act and analogous state laws have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and natural gas into certain coastal and offshore waters. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and impose liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Our vessels routinely carry diesel fuel for their own use. Offshore vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), and comparable state laws contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including current and former owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of or arrange for disposal of hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Neighboring parties and third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the ordinary course of business, we handle hazardous substances. Governmental agencies or third parties could seek to hold us responsible under CERCLA for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.caldive.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (“SEC”).  Information contained on our website is not part of this annual report.

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

Risks Relating to Our Business

The Macondo well blowout in the Gulf of Mexico could have a significant impact on exploration and production activities in United States coastal waters that could adversely affect demand for our services.

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

The catastrophic explosion and the related oil spill in the U.S. Gulf of Mexico has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico, and the likely duration of this disruption is currently unknown. The commission previously appointed by the President to study the causes of the catastrophe and recommend legislative or regulatory measures to be taken in order to minimize the possibility of a reoccurrence of a disastrous oil spill recently released its results and recommendations.  Included in the findings of the commission were directives for increasingly stringent oversight by the government (both regulatory and supervisory) regarding spill response and safety matters. On October 12, 2010, the United States Government lifted the moratorium on deep water permitting and drilling.  However, with the enhanced safety regulations and inspection requirements of BOEMRE, there continues to be uncertainty surrounding the requirements for and pace of issuance of permits on the Gulf of Mexico OCS. Although exploration activity in the shallow waters of the Gulf of Mexico has been allowed to re-commence since the time the moratorium was lifted, new safety and permitting requirements have been imposed on shallow water operators, only a limited number of new drilling permits have been issued to shallow water operators, and only one deepwater drilling permit has been issued. At the same time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the Gulf of Mexico, particularly in deep waters, or worst case, could drive a substantial portion of drilling and operation activity out of the Gulf of Mexico where the nucleus of our operations are currently focused. After the regulatory landscape becomes clearer, it may be the case that regulatory compliance costs for any future exploration activity will have the effect of limiting exploration to only the largest oil companies, which could significantly reduce the number of customers requiring our services.

Among the uncertainties which have arisen in the aftermath of the Deepwater Horizon explosion include whether (i) Congress will repeal the $75 million cap on non-reclamation liabilities under OPA, (ii)  insurance will continue to be available at a reasonable cost and with reasonable policy limits to support drilling and exploration activity in the Gulf of Mexico, and (iii) the overall legislative and regulatory response to the disaster will discourage investment in oil and gas exploration in the Gulf of Mexico.

Negative developments associated with any one or more of these uncertainties could reduce demand for our services and adversely affect our operations in the Gulf of Mexico. However, until the ultimate regulatory response to this disaster becomes more certain, we cannot accurately predict the effect of this catastrophic event on our customers and similarly, the longer term impact on our core business.  Any regulatory response that has the effect of materially curtailing drilling and exploration activity in the Gulf of Mexico will ultimately adversely affect our domestic operations in this region.

We have significant indebtedness, which could restrict our operations and impair our financial condition.

We have a five-year senior secured credit facility, consisting of a term loan and a $300 million revolving credit facility, both of which mature on December 11, 2012.  At December 31, 2010, we had outstanding debt of $165.3 million under the term loan, no borrowing outstanding under the revolving credit facility and outstanding letters of credit of $0.3 million.

Our significant level of corporate debt may:

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

Our operations are affected by local, national and worldwide economic conditions and the condition of the oil and natural gas industry.  The consequences of a lower level of economic activity, decreased offshore exploration and drilling and increased uncertainty regarding energy prices and the capital and commodity markets could have a material adverse effect on the demand for our services.  Adverse market conditions could also jeopardize the performance of certain counterparty obligations, including those of our insurers, suppliers, customers and financial institutions. Although we monitor the creditworthiness of our counterparties, any disruptions could lead to sudden changes in a counterparty’s liquidity. In the event any such party fails to perform, our financial results could be adversely affected and we could incur losses and our liquidity could be negatively impacted. These negative economic factors could also result in a future impairment of our long-lived assets.

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

•	actions taken by the Organization of Petroleum Exporting Countries (“OPEC”);

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the rate of decline of existing and new oil and natural gas reserves;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas, both on an absolute basis and as compared to the exploration and development costs of other regions;

•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	weather conditions;

•	environmental or other government regulations (both domestic and foreign), including the promulgation of regulations associated with climate change;

•	domestic and foreign tax policies; and

•	the pace adopted by foreign governments for the exploration, development and production of their oil and natural gas reserves.

Oil and natural gas prices have historically been volatile.  The institution of additional climate change regulation or negative public perception regarding a continued reliance on and use of carbon-based sources of energy could reduce the demand for oil and natural gas in the global marketplace.  Such regulations or negative perceptions could also have an adverse effect on our business, as demand for our services is highly dependent on the level of exploration, development and production activity.  The continued weakness of the worldwide economy has also led to businesses being more focused on liquidity and access to capital, which has caused many oil and natural gas companies to curtail or defer planned capital spending, which may negatively affect our operations.  A sustained period of low offshore drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.

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

The businesses in which we operate are highly competitive. Our contracts traditionally have been awarded on a competitive bid basis, and while customers may consider, among other things, the reputation, safety record and experience of the contractor, price competition is often the primary factor in determining which qualified contractor is awarded a job. This competition has become more intense in recent years as mergers among oil and natural gas companies have reduced the number of available customers. Contract pricing is partially dependent on the supply of competing vessels. Generally, excess offshore service capacity puts downward pressure on contract rates.  We are currently experiencing this downward pressure in some of the international markets in which we currently operate as new assets, the commitments for which were made prior to the recent global recession, have been placed into service in these markets.  If other companies construct new vessels or relocate existing vessels to our markets, competition may further increase and drive down the rates we may charge our customers. We believe that the competition for contracts will continue to be intense in the foreseeable future particularly in the international markets due to increased capacity coming to market. Our inability to compete successfully may reduce our profitability and weaken our financial condition.

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

An element of our business strategy is to expand the scope of our operations in international oil and natural gas producing areas such as the Middle East, Southeast Asia, China, India, the Mediterranean, Australia and Latin America. Our operations outside of the United States are subject to risks inherent in foreign operations, including but not limited to:

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

As our international operations expand, the exposure to these risks will increase. Our business, financial condition or results of operations could be susceptible to adverse events beyond our control that may occur in a particular country or region in which we are active.

We require highly skilled personnel and the loss of the services of one or more of our key employees, or our failure to attract and retain other highly qualified personnel in the future, could disrupt our operations and adversely affect our financial results.

Our continued success depends on our retention of experienced subsea and marine construction professionals at levels that will allow us to serve our business. Our industry has lost a significant number of these professionals over the past several years for a variety of reasons, and it will be important for us to develop a strategy that will allow us to retain and deploy subsea and marine construction professionals capable of performing our available work. We believe that our success and continued growth are also dependent upon our ability to attract and retain skilled personnel. Unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. Additionally, if the Employee Free Choice Act or a similar law is enacted, it will be much easier for unions to organize U.S. workforces. If any of these events occur for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

The operation of marine vessels is risky, and we may incur losses or other liabilities that are not covered by insurance that could have a material adverse effect on our financial condition and results of operations.

Marine contracting involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations, and may become exacerbated to the extent severe weather conditions in regions in which we operate are intensified as a result of global climate change. These hazards can cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including maritime employer’s liability and protection and indemnity insurance which provides coverage for our liability to our employees under the Jones Act and general maritime law, as well as hull insurance on our vessels. Such insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our business, financial condition or results of operations. Moreover, our ability to maintain adequate insurance in the future at rates that we consider reasonable may be limited. As a result of market conditions, premiums and deductibles for certain of our insurance policies are subject to change and could escalate. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.  In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

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

Our marine construction, intervention, inspection, maintenance and decommissioning operations are subject to extensive laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. Any actual or alleged violation of permit requirements or failure to obtain any required permit could result in restrictions or prohibitions on our operations or criminal sanctions. Alternatively, we may have to incur substantial expenditures to obtain, maintain or renew authorizations to conduct existing projects.  Due to adverse operating market conditions or unfavorable financing conditions, there also may be occasions when certain recertification efforts may be delayed, temporarily suspending certain vessel operations, until more favorable market or cost of capital conditions arise.  If a project cannot be performed as planned due to changing requirements or local opposition, we may suffer expensive delays, extended periods of non-operation or significant loss of value in a project.

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

In addition, in December 2009 the EPA published findings that the emissions of carbon dioxide, methane and other greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, presenting an endangerment to human health and the environment. Because our business and services are highly dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas), the enactment of additional regulations related to climate change or greenhouse gases could reduce worldwide demand for oil and natural gas and have an corresponding adverse effect on our business, financial condition or results of operations.

A possible terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts or acts of piracy and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for our services. Oil and natural gas related facilities and assets, including our marine equipment, could be direct targets for terrorist attacks or acts of piracy, and our operations could be adversely impacted if infrastructure integral to our customers’ operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our operations in international areas abroad may increase our exposure to these risks.

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

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                 Properties

Our Vessels

We currently own and operate a diversified fleet of 29 vessels, including 19 surface and saturation diving support vessels as well as six shallow water pipelay vessels, one dedicated pipebury barge, one combination pipelay/derrick barge and two derrick barges. Our fleet of diving support vessels comprises 11 surface diving support vessels capable of working in water depths up to 300 feet, and eight saturation diving support vessels that typically work in water depths of 200 to 1,000 feet. Five of our saturation diving support vessels have DP capabilities.  Our ten construction barges have a range of capabilities and perform construction projects in water depths up to 1,000 feet.

The following table provides select information about each of the vessels we own:

Vessel	Flag State	Placed in Service by Cal Dive (1)	Length (Feet)	DP or Anchor Moored
Saturation Diving
DP DSV Eclipse	Bahamas	3/2002	367	DP
DP DSV Mystic Viking	Bahamas	6/2001	253	DP
DP DSV Kestrel	Vanuatu	9/2006	323	DP
DP MSV Texas	Vanuatu	12/2007	341	DP
DP MSV Uncle John	Bahamas	11/1996	254	DP
DSV American Constitution	Panama	11/2005	200	4 point
DSV Cal Diver I	U.S.	7/1984	196	4 point
DSV Cal Diver II	U.S.	6/1985	166	4 point
Surface Diving
DSV American Star	U.S.	11/2005	165	4 point
DSV American Triumph	U.S.	11/2005	164	4 point
DSV American Victory	U.S.	11/2005	165	4 point
DSV Dancer	U.S.	3/2006	173	4 point
DSV Mr. Fred	U.S.	3/2000	166	4 point
DSV Midnight Star	Vanuatu	6/2006	197	4 point
Cal Diver IV	U.S.	3/2001	120	—
Fox	U.S.	10/2005	130	—
Polo Pony	U.S.	3/2001	110	—
Sterling Pony	U.S.	3/2001	110	—
White Pony	U.S.	3/2001	116	—
Pipelay/Pipebury
Brave	U.S.	11/2005	275	Anchor
Rider	U.S.	11/2005	260	Anchor
American	U.S.	12/2007	180	Anchor
Lone Star	Vanuatu	12/2007	313	Anchor
Brazos	Vanuatu	12/2007	210	Anchor
Pecos	U.S.	12/2007	256	Anchor
Pipebury
Canyon	Vanuatu	12/2007	330	Anchor
Derrick/Pipelay Combination
Sea Horizon	Vanuatu	12/2007	360	Anchor
Derrick
Atlantic	U.S.	12/2007	420	Anchor
Pacific	U.S.	12/2007	350	Anchor
_______________________
(1) Represents the date Cal Dive placed the vessel in service and not its date of commissioning.

In addition to our saturation diving vessels, we currently own nine portable saturation diving systems.

During the first quarter of 2010, we sold a portable saturation diving system to a third party for cash proceeds of $3.7 million, and recognized a gain on the sale of $1.1 million.  During the second quarter of 2010, we sold two surface diving vessels, the Mr. Jim and the Mr. Jack to different third parties for cash proceeds totaling $0.6 million, and recognized a gain on the sales of $0.1 million.

In April 2008, we sold three surface diving vessels, the Cal Diver V, the American Diver and the American Liberty to a third party for $0.7 million, and recorded a gain on the sale of $0.2 million.

During 2007 through February 2008, we chartered a vessel for use in the Middle East.  Expense for this charter was $2.7 million for the year ended December 31, 2008.

All of our vessels other than the Sea Horizon and the Eclipse are subject to vessel mortgages securing our credit facility.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations and in order to maintain our vessels in class under the rules of the applicable class society. For 2010, these costs were $6.7 million.  We defer these costs and amortize them over the period commencing with the date the vessel returned to service following completion of the drydock and certification process to the next certificate expiry date, which typically ranges from 24 months to 60 months.  These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In addition to the deferred drydock costs discussed above, during 2010, we incurred $42.5 million in capital expenditures primarily related to replacements and vessel improvements.  In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

Our Facilities

Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas. Our primary subsea and marine services operations are based in Broussard, Louisiana. All of our facilities are leased except for our Broussard, Louisiana facility, approximately 6 1/2 acres that we own at our Port of Iberia, Louisiana facility (the remainder of which is leased), our Port Arthur and Sabine, Texas facilities and our Southeast Asia maintenance base and office in Singapore. The Sabine facility has no employees and is used only for docking our vessels.  The remaining terms of these leases range from less than one to 10 years. Future minimum rentals under these non-cancelable leases are approximately $15.9 million at December 31, 2010, with $3.6 million in 2011, $3.0 million in 2012, $2.8 million in 2013, $2.8 million in 2014 and $3.7 million thereafter. Total rental expense under these operating leases was approximately $5.0 million, $5.4 million and $5.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The following table provides select information about our material facilities:

Location	Function	Size
Houston, Texas	Corporate Headquarters, Project	89,000 square feet
Management and Sales Office
Broussard, Louisiana	Operations, Offices and Warehouse	16 acres (Buildings: 84,000 sq. ft.)
Port of Iberia, Louisiana	Training and Warehouse	23 acres (Building 68,602 sq. ft.)
Fourchon, Louisiana	Marine, Operations and Dock	26 acres (Buildings: 2,300 sq. ft.)
Port Arthur, Texas	Marine/Spool base	23 acres (Building 6,000 sq. ft.)
Singapore	Marine, Operations, Offices,	48,821 sq. ft.
Project Management and Warehouse
Perth, Australia	Operations, Offices and Project Management	33,906 sq. ft.
Ciudad del Carmen, Mexico	Operations, Offices and Dock	94,561 sq. ft.

Item 3.                 Legal Proceedings

Insurance and Legal Proceedings

Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in personal injury and the loss of life or property, environmental mishaps, mechanical failures, fires and collisions. We insure against these risks at levels consistent with industry standards. We also carry workers’ compensation, maritime employer’s liability, general liability and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles we consider financially prudent. Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could occur, and litigation arising from such events may result in our being named a defendant in lawsuits asserting large claims. Although there can be no assurance the amounts of insurance we carry are sufficient to protect us fully in all events, or that such insurance will continue to be available at current levels of cost or coverage, we believe that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our business, financial condition or results of operations.

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

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, translated to approximately $25.1 million using the foreign exchange rate at December 31, 2010, including penalties and interest.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe that under the Mexico and United States double taxation treaty these services are not taxable and the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  All pleadings have been filed and we are awaiting the court’s decision.  However, the ultimate timing and outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.  Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations, and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amendments for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for these years, under Mexican tax law there is a five-year statute of limitations, so our tax years 2005 through 2010 remain open for examination in this jurisdiction.

Item 4.                 Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange under the symbol “DVR.”  The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the New York Stock Exchange:

	Common Stock Price
	High	Low
Fiscal Year 2009
First Quarter	$7.99	$4.67
Second Quarter	10.15	6.54
Third Quarter	11.75	7.18
Fourth Quarter	10.48	6.83
Fiscal Year 2010
First Quarter	8.14	6.35
Second Quarter	7.97	4.75
Third Quarter	6.69	4.48
Fourth Quarter	5.99	4.79
Fiscal Year 2011
First Quarter (through February 28)	6.88	5.78

As of February 28, 2011, there were approximately 194 registered stockholders of our common stock.

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

The graph below compares the cumulative total stockholder return on our common stock for the period from December 14, 2006 (the date our common stock began trading) to December 31, 2010, to the cumulative total stockholder return for (i) the stocks of the S&P 500 Index, (ii) the Philadelphia Oil Service Sector index (“OSX”), a price-weighted index of leading oil service companies and (iii) a peer group (the “Peer Group”) selected in good faith by us and consisting of the following companies:  Dril-Quip, Inc., Global Industries, Ltd., Gulfmark Offshore, Inc., Helix Energy Solutions Group, Inc., Hercules Offshore, Inc., Newpark Resources, Inc., Oceaneering International, Inc., Superior Energy Services, Inc., TETRA Technologies, Inc. and Tidewater Inc.  Prior to 2010 the Peer Group also included Trico Marine Services, Inc.  However, Trico filed for bankruptcy protection during 2010 and its stock is no longer listed on NASDAQ, so we have removed it from the Peer Group for all periods in the graph below.  The returns of each member of the Peer Group have been weighted according to its equity market capitalization as of December 31, 2010.  We believe that the members of the Peer Group provide services and products more comparable to us than the companies included in the OSX.

175
150
125
100
75
50
25
0
Dec-06
Jun-07
Dec-07
Jun-08
Dec-08
Jun-09
Dec-09
Jun-10
Dec-10
Cal Dive
Peer Group index
Oil Service Index
S&P 500

	Base Date	Years Ended December 31,
	12/14/06	2006	2007	2008	2009	2010
Cal Dive	100	101.6	107.2	52.7	61.2	45.9
Peer Group Index	100	90.9	120.0	54.7	97.2	122.8
Oil Service Index	100	92.7	139.8	56.3	90.4	113.6
S&P 500 Index	100	99.5	103.0	63.4	78.2	88.2

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the fourth quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
				(in thousands)
October 1 to October 31, 2010	—	—	—	—
November 1 to November 30, 2010	—	—	—	—
December 1 to December 31, 2010(1)	187,216	$5.77	—	—
	187,216	$5.77	—	—
_______________________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted shares.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Results of Operations Data:
Revenues	$536,468	$829,362	$856,906	$623,615	$509,917
Net income (loss)	(315,849)	76,627	109,499	105,600	119,414
Net income (loss) per common share:
Basic and fully diluted	$(3.47)	$0.81	$1.03	$1.24	$1.91
Cash dividends declared per common share	$—	$—	$—	$—	$7.42

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Net property and equipment	$567,791	$609,233	$604,242	$562,318	$222,247
Total assets	752,301	1,155,979	1,309,608	1,274,050	452,153
Long-term debt, less current maturities	106,008	155,000	235,000	315,000	201,000
Total stockholders’ equity	387,711	694,798	705,697	587,907	157,761

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

Business and Outlook

We experienced challenging market conditions in 2010 that we expect to continue in 2011 as a result of the continued negative effects stemming from the global recession that began in 2008 and the April 2010 Macondo well disaster. Our 2010 results were also affected by the following additional factors:

•	reduced new construction work worldwide;

•	fewer large projects utilizing multiple vessels occurring in 2010 similar to projects completed in 2008 and 2009 which yielded significant profits;

•	reduced levels of hurricane repair and salvage work in the Gulf of Mexico; and

•	heightened competition in certain of our international strategic markets due to new capacity placed into service.

The Macondo well disaster has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and there is increased uncertainty in the market and regulatory environment for our industry which will likely have a negative effect on our customer’s spending levels for some time.  The duration that this disruption will continue is currently unknown.  We believe these uncertain market conditions contributed to the decline in our stock price and our market capitalization relative to our equity book value during 2010.  In the third quarter of 2010, the continued decline in our stock price and uncertainty described above prompted us to conclude that a triggering event had occurred that required us to perform an interim impairment test, which resulted in our recording $315.7 million of pre-tax impairment expenses ($292.5 million of pre-tax goodwill impairment expense and $23.2 million of pre-tax fixed assets impairment expense).

Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will increase to support exploration and development activity necessary to replenish oil and natural gas production, and for industry participants to satisfy new “idle iron” regulations and other directives promulgated by BOEMRE regarding the decommissioning of platforms and pipelines. We expect all of these factors to continue to drive long-term demand for our services.

Fiscal 2010 Performance

We generated a net loss of $315.8 million ($3.47 per diluted share) for the year ended December 31, 2010 primarily as a result of non-cash, pre-tax impairment charges recorded during the third quarter related to goodwill and four idle construction barges.  This compares to net income of $76.6 million, or $0.81 per share, for the year ended December 31, 2009.  Our 2010 performance compared to 2009 was also adversely affected by lower vessel utilization, which was 57% in 2009 declining to 47% in 2010. This continuing prolonged decline in vessel utilization is primarily a result of decreased demand for new construction services worldwide and a decrease in demand for hurricane repair and salvage work. In addition, we experienced lower day rates across our diving fleet during 2010 as well as unexpected mechanical downtime for one of our DP saturation diving vessels in the third quarter of 2010.  Work relating to cleanup efforts for the oil spill as a result of the Macondo well blowout partially offset these factors.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  Utilization provides a good indication of demand for our vessels and, as a result, the contract rates we may charge for our services.   As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and other routine and preventative maintenance programs during this period.  The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters.

The seasonal trend for vessel utilization can be disrupted by hurricanes, which can cause severe offshore damage and generate significant demand for our services from oil and natural gas companies trying to restore shut-in production.  This production restoration focus has led to increased demand for our services for prolonged periods following hurricanes, as was the case in the first half of 2009 following hurricanes Gustav and Ike in 2008.  Beginning in the fourth quarter of 2009, and reflected in our results for the year ended December 31, 2010, our operations on the Gulf of Mexico OCS returned to more customary seasonal conditions, the effect of which was further exacerbated by particularly weak demand for our services during the first half of 2010.  These factors resulted in a 10% decrease in vessel utilization across our entire fleet for the fiscal year ended December 31, 2010 as compared to fiscal 2009.

The following table shows the size of our fleet and effective utilization of our vessels during the past three fiscal years:

	2010		2009		2008
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	65%	8	79%	8	87%
Surface and Mixed Gas Diving	11	51%	13	57%	13	64%
Construction Barges	10	29%	10	41%	10	50%
Entire Fleet	29	47%	31	57%	31	64%

(1)Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each year.

Results of Operations

Operating Results

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)			(in thousands, except %)
Revenues	$536,468	$829,362	$856,906	$(292,894)	(35%)	$(27,544)	(3%)
Gross profit	62,442	215,885	254,007	(153,443)	(71%)	(38,122)	(15%)

Vessel Utilization	47%	57%	64%	(10%)	(18%)	(7%)	(11%)

Revenues decreased from 2009 to 2010 by $292.9 million, or 35%, and gross profit decreased by $153.4 million or 71%, due to lower vessel utilization, which declined from 57% in 2009 to 47% in 2010.  The decreases in revenues and gross profit in 2010 as compared to 2009 were primarily a result of  (i) fewer substantial integrated construction projects (as compared to a liquefied natural gas project located offshore Boston and two significant pipelay projects in China and Mexico which were ongoing in 2009 that utilized multiple vessels and yielded significant profits), (ii) decreased demand for hurricane related repair work and salvage activity as compared to the increased activity experienced during 2009 as a result of hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008 and (iii) significantly lower day rates.

Revenues decreased from 2008 to 2009 by $27.5 million, or 3%, and gross profit decreased by $38.1 million or 15%. The decreases in revenues and gross profit in 2009 as compared to 2008 were primarily a result of lower vessel utilization resulting from a decreased new construction services, which declined from 64% in 2008 to 57% in 2009. Our 2009 decline in vessel utilization was partially offset by an increase in demand for hurricane related repair and salvage work resulting from hurricanes Gustav and Ike.

Goodwill impairment

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)			(in thousands, except %)
Goodwill impairment	$292,469	$—	$—	$292,469	100%	$—	—

During 2010 we incurred $292.5 million of goodwill impairment charges following a significant and continued decline in our stock prices and related market capitalization and a challenging business climate. There were no comparable impairment charges during the same period of 2009.

Fixed assets impairment

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)			(in thousands, except %)
Fixed assets impairment	$23,242	$—	$—	$23,242	100%	$—	—

During 2010 we incurred $23.2 million of impairment charges related to certain fixed assets, consisting of four idle construction barges, for which the outlook for utilization remains uncertain. There were no comparable impairment charges during the same period of 2009.

Selling and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)			(in thousands, except %)
Selling and administrative expenses	$60,138	$73,787	$74,500	$(13,649)	(18%)	$(713)	(1%)
Selling and administrative expenses as a percentage of revenues	11%	9%	9%	2%	22%	0%	0%

Selling and administrative expenses decreased from 2009 to 2010 by $13.6 million, or 18%.  The decreases were primarily due to lower incentive cash compensation in 2010, cost control measures initiated by management in the fourth quarter of 2009 in response to the downturn in business activity, and lower amortization expense for certain intangible assets recognized as part of the Horizon acquisition, which became fully amortized in the second quarter of 2009. Selling and administrative expenses as a percentage of revenue for the year ended December 31, 2010 increased from the same period ended December 31, 2009 due to the decrease in revenues as described above.

Provision for doubtful accounts

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)
Provision for doubtful accounts	$(167)	$7,992	$—	$(8,159)	(102%)	$7,992	100%

The provision for doubtful accounts recorded during 2009 was comprised of $2.5 million reserved for customers that filed for bankruptcy protection during the year and $5.5 million for contract disputes with customers.  We intend to pursue all commercial and legal avenues for collection of the receivables currently reserved for in our allowance for doubtful accounts.

Gains on sales and other expense, net

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)
Gain on sale of assets	$1,325	$301	$204	$1,024	340%	$97	48%
Other expense, net	317	2,069	973	(1,752)	(85%)	1,096	113%

In 2010, we sold a portable saturation system to a third party for cash proceeds totaling $3.7 million and recognized a gain on the sale of $1.1 million, and we sold two utility vessels to different third parties for $0.6 million and recognized a gain on the sales of $0.1 million.

Other income (expense) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.  In addition, we recorded an impairment charge of $0.5 million during 2009 for abandonment of buildings and leasehold improvements.

Interest expense, net

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)
Interest expense, net	$9,060	$13,801	$21,312	$(4,741)	(34%)	$(7,511)	(35%)

The decrease in interest expense, net from 2008 to 2009 and from 2009 to 2010 is primarily due to lower outstanding borrowings.  Our debt level under our credit facility was $165.3 million, $235.0 million, and $315.0 million at December 31, 2010, 2009, and 2008, respectively.

Income tax expense (benefit)

	Year Ended December 31,			Increase/(Decrease) (1)
	2010	2009	2008	2010 to 2009	2009 to 2008
Income tax expense (benefit) including goodwill and fixed asset impairment charges	$(5,443)	$41,910	$47,927	$(47,353)	$(6,017)
Effect of the goodwill and fixed asset impairment charges	13,108	—	—	13,108	—
Income tax expense (benefit) excluding goodwill and fixed asset impairment charges	$7,665	$41,910	$47,927	$(34,245)	$(6,017)
_____________________________
(1)        Percentage is not meaningful.

Our effective tax rate was 1.7%, 35.4%, and 30.4% for the years ended December 31, 2010, 2009, and 2008, respectively.  Because we generated a pre-tax loss for the year ended December 31, 2010, the lower effective tax rate results in a lower tax benefit realized. The change in our effective tax rate during the year ended December 31, 2010 compared to 2009 and 2008 was primarily due to the impairment charges related to non-deductible goodwill, which decreased our current year effective tax rate by 30.3%.

Net Income (Loss)

	Year Ended December 31,			Increase/(Decrease)
	2010	2009	2008	2010 to 2009		2009 to 2008
	(in thousands)
Net income (loss)	$(315,849)	$76,627	$109,499	$(392,476)	(512%)	$(32,872)	(30%)
Weighted average fully-diluted shares outstanding	91,067	91,927	104,418	(860)	(1%)	(12,491)	(12%)
Fully-diluted earnings (loss) per share	$(3.47)	$0.81	$1.03	$(4.28)	(528%)	$(0.22)	(21%)

As a result of the factors described above, (i) net income decreased from a net income of $76.6 million in 2009 to a net loss of $315.8 million in 2010, and fully-diluted earnings per share decreased from earnings per share of $0.81 in 2009 to a loss per share of $3.47 in 2010 , and (ii) net income decreased from 2008 to 2009 by $32.9 million, or 30%, and fully-diluted earnings per share decreased by $0.22 per share, or 21%.  Partially offsetting the decrease in fully-diluted earnings per share in 2009 was a 12% reduction in weighted average fully-diluted shares outstanding from 2008 to 2009, primarily as a result of the repurchase from Helix and retirement of 15.2 million shares of our common stock during 2009.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and pursue joint ventures or acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility. We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. For 2011, we anticipate capital expenditures, excluding acquisitions or investments in joint ventures, of approximately $60.9 million for vessel improvements and replacements, and $11.7 million of regulatory drydock costs. In connection with our business strategy, we regularly evaluate acquisition and joint venture opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund our business activities and achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for 2011 with cash flows generated from our operations, available cash and cash equivalents, and available borrowings under our revolving credit facility.

We have a credit facility, which consists of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At December 31, 2010, we had outstanding debt of $165.3 million under our term loan, including current maturities, and no debt outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on December 11, 2012, with quarterly principal payments of $14.8 million payable on the term loan and a final payment of $61.5 million due on maturity. We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty. We may borrow from or repay the revolving credit facility as business needs merit. At December 31, 2010, we were in compliance with all debt covenants under our facility.

As of December 31, 2010, we had $24.6 million of cash on hand, $217.8 million available for borrowing under our revolving credit facility, issued and outstanding letters of credit of $0.3 million under our revolving credit facility, and no outstanding warranty bonds.

Effective July 19, 2010, we amended the credit facility to, among other things, (i) increase our permitted consolidated leverage ratio covenant, (ii) amend the amortization of a portion of our term loan, and (iii) permit us to transfer in the future two of our saturation diving vessels operating internationally (the Eclipse and the Texas ) to one of our international subsidiaries and to release such vessels as collateral upon any such future transfer (in December 2010 we completed the transfer of the Eclipse as permitted by the terms of the amendment).

Under the amendment, our permitted debt to EBITDA leverage ratio was increased from 3.75x to 4.75x for the period through June 30, 2011, decreasing to 4.25x through September 30, 2011, and thereafter returning to 3.75x. In addition, the amortization of a portion of the debt outstanding under the term loan was deferred until the maturity date, reducing our quarterly principal payments on the term loan from $20.0 million to $14.8 million, with a final payment of $61.5 million due on December 11, 2012. Our current blended total interest rate for the term loan at December 31, 2010 is approximately 2.88%.

Although we were in full compliance with the leverage ratio covenant, and anticipated continued compliance in the future, we took the proactive measure to secure the amendment to enhance our access to cash and liquidity in the future. The impairment charges related to goodwill and the four idle construction barges have no effect on our debt covenants under our credit facility. Based on our consolidated leverage ratio and outstanding borrowings and letters of credit as of December 31, 2010, we have $217.8 million available for borrowing under the revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2010 and 2009.

Operating Activities.  Net cash provided by operating activities totaled $79.4 million during 2010 compared to $234.9 million during 2009.  During 2010, net income adjusted for net non-cash items, such as depreciation and amortization, stock-based compensation and deferred income taxes, provided $63.5 million of cash, and net changes in our working capital and other balance sheet accounts used $15.9 million of cash.  During 2009, net income adjusted for non-cash items, such as depreciation and amortization, stock-based compensation and provision for doubtful accounts, provided $172.4 million of cash, and net changes in our working capital and other balance sheet accounts provided $62.5 million of cash.

Investing Activities.  Net cash used for investing activities was $37.9 million during 2010 compared to $63.0 million during 2009.  During 2010 and 2009, cash used for capital expenditures were $42.3 million and $63.0 million, respectively, and cash provided by sales of assets was $4.5 million during 2010.

Financing Activities.  Net cash used for financing activities was $69.7 million during 2010 compared to $180.0 million in 2009.  During 2010, we borrowed $25.0 million under our revolving credit facility to meet working capital needs.  We made scheduled payments of $69.7 million under our term loan and re-paid the entire $25.0 million outstanding under our revolving credit facility, which resulted in no amounts being outstanding under our revolving credit facility as of December 31, 2010.  During 2009, we borrowed $100 million under our revolving credit facility to fund the $100 million repurchase of our common stock from Helix.  We made scheduled payments of $80 million under our term loan and re-paid the $100 million outstanding under our revolving credit facility, which resulted in no amounts being outstanding under our revolving credit facility as of December 31, 2009.

Contractual and Other Obligations

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Total rental expense under these operating leases was approximately $5.0 million, $5.4 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, our contractual obligations for long-term debt, operating leases, purchase commitments and other payables were as follows:

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
	(in thousands)
Long-term financing obligations(1)
Principal	$165,336	$59,328	$106,008	$—	$—
Interest	9,200	5,462	3,738	—	—
Noncancelable operating leases and charters(2)	15,903	3,578	5,780	5,432	1,113
Long-term tax payable to Helix(3)	1,691	974	583	134	—
Interest rate swap	282	282	—	—	—
Total contractual obligations	$192,412	$69,624	$116,109	$5,566	$1,113

(1)
Represents the term loan under our credit facility - see Note 5 to our consolidated financial statements.  Assumes an interest rate based on three month LIBOR at December 31, 2010 plus a margin of 2.25% and commitment fees of 0.4% on unused portion of revolver.

(2)	See Note 8 to our consolidated financial statements under the caption “Lease Commitments.”

(3)	See Note 3 to our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2010, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements.

Critical Accounting Estimates and Policies

Our accounting policies are described in Note 2 to our consolidated financial statements.  We prepare our financial statements in conformity with U.S. generally accepted accounting principles. Our results of operations and financial condition, as reflected in our consolidated financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.

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

In determining whether a contract should be accounted for using the percentage-of-completion method, we follow the accounting guidelines for the performance of construction-type contracts.  The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects.  Although we constantly seek to improve our ability to estimate revenue, contract costs and profitability, adjustments to total contract costs due to unanticipated events could be significant in future periods.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as delivery has occurred or services have been rendered, price is fixed or determinable and collection is reasonably assured.

Property and Equipment

We record our property and equipment at cost, net of recorded impairments.  We depreciate our assets primarily on the straight-line method over their estimated useful lives. Our estimates of useful lives of our assets are as follows: vessels — 15 to 20 years; portable saturation diving systems — ten to 20 years; machinery and equipment — five to ten years; and buildings and leasehold improvements — three to 20 years. Major replacements and improvements, which extend the vessel’s economic useful life or functional operating capability, are capitalized and depreciated over their economic useful lives. We expense the costs of repairs and maintenance which do not materially prolong the useful life of the property and equipment as incurred. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of our property and equipment may not be recoverable.  We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions.  If such impairment indicators are present, we determine whether an impairment has occurred through projected net undiscounted cash flows based on expected operating results over the remaining life of the asset group.  The cash flows are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry trends, expected utilization and margins.  Management’s estimates may vary considerably from actual outcomes due to future adverse market conditions, poor operating results, or other factors that could result in our inability to recover the current carrying value of long-lived assets, which could possibly require an impairment charge in the future.  We recorded $23.2 million of impairment charges related to certain fixed assets, consisting of four idle construction barges for which the outlook for future utilization is uncertain.  We recorded an impairment charge of $0.5 million in 2009 for buildings and leasehold improvements we have abandoned.

Recertification Costs and Deferred Drydock Costs

Our vessels are required by regulation to be recertified after certain periods of time. Typically, these recertification costs are incurred while the vessel is in drydock. We defer these costs and amortize them over the period commencing with the date the vessel returned to service following completion of the drydock process to the next certificate expiry date, which typically ranges from 24 months to 60 months.  A drydock and related recertification process typically lasts one to two months, a period during which the vessel is not available to earn revenue. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

Goodwill and Fixed Asset Impairments

Under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and ASC Topic 360, Property, Plant and Equipment, we perform an annual impairment test of goodwill and long-lived assets. We elected November 1st as our annual impairment assessment date for goodwill and other intangible assets. In certain circumstances, we also test for impairment of goodwill between annual tests if a triggering event occurs, such as significant adverse change in the business climate, unexpected significant declines in operating results, an adverse action by a regulator, emergence of unanticipated competition, loss of key personnel or a decline in market capitalization. Our goodwill impairment test is based on our single operating and reporting unit and involves a comparison of the fair value of the unit with its carrying amount. The fair value is determined using market-related valuation models and discounted cash flows.

During the third quarter of 2010, our market capitalization declined by approximately 22% from $551.2 million at June 30, 2010 to $430.4 million at August 31, 2010, which was lower by $256.4 million, or 37%, than our equity book value at August 31, 2010. The Macondo well disaster has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and there is increased uncertainty in the market and regulatory environment for our industry which has had a negative effect on our customer’s spending levels. The duration of this disruption is currently unknown and this has negatively impacted the outlook for activity levels in the Gulf of Mexico. In light of the continued decline in our stock price and market capitalization and challenging and uncertain business climate during 2010, management determined that a triggering event had occurred necessitating the performance of an interim impairment test.  As a result, we commenced an interim assessment of our goodwill, which we completed as of August 31, 2010.

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

Under the first step of the process, we estimated the fair value of our reporting unit using both a market-related and discounted cash flow valuation approach.  Under the market-related approach, the fair value of our reporting unit is calculated by applying an average peer total invested capital to EBITDA (defined as earnings before interest, income taxes and depreciation and amortization) multiple to forecasted EBITDA for the reporting unit. We exercise our judgment in selecting peer companies that operate in the same or similar lines of business as ours and are potentially subject to similar market risks. Under the income approach, a discounted cash flow analysis is performed requiring us to make various assumptions about our discount rate, future revenue, operating margins, capital expenditures and growth rates. These assumptions are based on historical operating results, long-term business plans, economic projections, anticipated future cash flows and marketplace data. These fair value measurements fall within Level 3 under ASC Topic 820, Fair Value Measurements and Disclosures.

The second step of the process compared the implied fair value of goodwill with the carrying amount of goodwill. To the extent that our reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, through allocation of the fair value of the reporting unit to all of the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

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

Income Taxes

In accordance with ASC Topic 740, “Income Taxes,” we recognize income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.

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

Interest Rate Risk.  At December 31, 2010, we had $165.3 million of variable-rate debt outstanding under our credit facility.  Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  To reduce the impact of this market risk, in August 2010 we entered into a twelve-month interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments.  We expect this interest rate swap to effectively fix our variable interest payments made on $100 million of our term loan, at 0.645% plus the current average applicable loan margin of approximately 2.25% for a total interest rate of 2.88% for the remaining term of the interest rate hedge.  A hypothetical increase of 10% in quoted interest rates as of December 31, 2010 would increase interest expense by $0.4 million and $0.3 million in 2011 and 2012, respectively.

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

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal Dive International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 2, 2011

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,576	$52,413
Accounts receivable:
Trade, net of allowance for doubtful accounts of $6,039 and $7,286, respectively	86,239	119,499
Contracts in progress	26,829	24,511
Income tax receivable	2,182	2,173
Deferred income taxes	3,425	3,183
Other current assets	17,439	22,929
Total current assets	160,690	224,708

Property and equipment	799,757	797,387
Less - Accumulated depreciation	(231,966)	(188,154)
Net property and equipment	567,791	609,233

Other assets:
Goodwill	―	292,469
Deferred drydock costs	14,602	16,976
Other assets, net	9,218	12,593
Total assets	$752,301	$1,155,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,685	$49,680
Advanced billings on contracts	5	3,512
Current maturities of long-term debt	59,328	80,000
Income tax payable	4,462	6,025
Accrued liabilities	23,276	39,668
Total current liabilities	145,756	178,885

Long-term debt	106,008	155,000
Deferred income taxes	109,434	121,973
Other long term liabilities	3,392	5,323
Total liabilities	364,590	461,181

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, Issued and outstanding: 95,465 and 93,933 shares, respectively	954	939
Capital in excess of par value of common stock	406,891	399,199
Accumulated other comprehensive income	1,969	914
Retained (deficit) earnings	(22,103)	293,746
Total stockholders’ equity	387,711	694,798
Total liabilities and stockholders’ equity	$752,301	$1,155,979

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues	$536,468	$829,362	$856,906
Cost of sales	474,026	613,477	602,899
Gross profit	62,442	215,885	254,007
Goodwill impairment	292,469	—	—
Fixed assets impairment	23,242	—	—
Selling and administrative expenses	60,138	73,787	74,500
Gain on sale of assets	1,325	301	204
Provision for doubtful accounts	(167)	7,992	—
Income (loss) from operations	(311,915)	134,407	179,711
Interest expense, net	9,060	13,801	21,312
Other expense, net	317	2,069	973
Income (loss) before income taxes	(321,292)	118,537	157,426
Income tax expense (benefit)	(5,443)	41,910	47,927
Net income (loss)	$(315,849)	$76,627	$109,499
Net income (loss) per common share:
Basic and fully-diluted	$(3.47)	$0.81	$1.03
Weighted average shares outstanding:
Basic	91,067	91,884	104,418
Fully-diluted	91,067	91,927	104,418

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands)

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income (loss)	Earnings	Equity
Balances at December 31, 2007	105,159	$1,051	$479,236	$—	$107,620	$587,907
Net income					109,499	109,499
Foreign currency translation adjustment				(216)		(216)
Unrealized loss from cash flow hedge (net of income tax of $603)				(1,122)		(1,122)
Comprehensive income						108,161
Stock-based compensation plans	2,339	24	9,605			9,629
Balances at December 31, 2008	107,498	1,075	488,841	(1,338)	217,119	705,697
Net income					76,627	76,627
Foreign currency translation adjustment				1,539		1,539
Decrease in unrealized loss from cash flow hedge (net of income tax of $384)				713		713
Comprehensive income						78,879
Repurchase and retirement of stock from Helix	(15,212)	(152)	(99,848)			(100,000)
Stock-based compensation plans	1,647	16	10,206			10,222
Balances at December 31, 2009	93,933	939	399,199	914	293,746	694,798
Net (loss)					(315,849)	(315,849)
Foreign currency translation adjustment				796		796
Decrease in unrealized loss from cash flow hedge (net of income tax of $139)				259		259
Comprehensive loss						(314,794)
Stock-based compensation plans	1,532	15	7,692			7,707
Balances at December 31, 2010	95,465	$954	$406,891	$1,969	$(22,103)	$387,711

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(315,849)	$76,627	$109,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,961	76,313	71,195
Stock compensation expense	7,427	7,272	6,021
Deferred income tax expense (benefit)	(12,755)	2,427	24,883
Loss (gain) on sale of assets	(1,325)	99	(204)
Provision for doubtful accounts	(167)	7,992	—
Deferred financing costs	1,497	1,172	1,165
Goodwill impairment	292,469	—	—
Fixed assets impairment	23,242	530	—
Changes in operating assets and liabilities:
Accounts receivable, net	31,391	128,729	6,838
Other current assets	2,732	(298)	(2,170)
Deferred drydock costs	(6,639)	(12,868)	(15,842)
Accounts payable and accrued liabilities	(11,635)	(53,513)	(53,974)
Other noncurrent assets and liabilities, net	25	382	(7,506)
Net cash provided by operating activities	79,374	234,864	139,905
Cash Flows From Investing Activities:
Additions to property and equipment	(42,328)	(63,024)	(83,108)
Proceeds from sales of property and equipment	4,455	17	2,472
Net cash used in investing activities	(37,873)	(63,007)	(80,636)
Cash Flows From Financing Activities:
Draws on revolving credit facility	25,000	100,000	61,100
Repayments of revolving credit facility	(25,000)	(100,000)	(61,100)
Repayments on term loan under credit facility	(69,664)	(80,000)	(60,000)
Repurchase of common stock	—	(100,000)	—
Net cash provided by (used in) financing activities	(69,664)	(180,000)	(60,000)
Effect of exchange rate on cash and cash equivalents	326	—	—
Net increase (decrease) in cash and cash equivalents	(27,837)	(8,143)	(731)
Cash and cash equivalents:
Balance, beginning of year	52,413	60,556	61,287
Balance, end of year	$24,576	$52,413	$60,556
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$7,454	$10,996	$20,704
Income taxes paid (refunded), net	$11,779	$48,050	$(2,867)

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

2.   Summary of Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany transactions.  Our financial statements for prior periods include reclassifications that are made to conform to the current year presentation.  These reclassifications did not impact our reported net income (loss) or stockholders’ equity.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to bad debts, equity investments, intangible assets and goodwill, property and equipment, income taxes, workers’ compensation insurance, revenues, expected costs to complete construction and capital projects and contingent liabilities. In making judgments about the estimated carrying values of assets and liabilities, we use our historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates may be revised from time to time with changes in experience or in assumptions, and actual results may differ from estimates.

Revenue Recognition

We determine the appropriate revenue accounting method for each of our contracts at the beginning of the project.  Most of our revenues are derived from contracts that have a short duration. These contracts contain either qualified lump-sum provisions or provisions for specific time, material and equipment charges, which we bill in accordance with the terms of such contracts. We recognize revenue as it is earned at estimated collectible amounts.

Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as amounts are earned in accordance with contract terms. Under these contracts, we may receive revenues for the mobilization of equipment and personnel, and incur incremental costs for mobilization of equipment and personnel to the contracted site, which typically consist of materials, supplies and transit costs.  We defer revenue and costs related to mobilization and amortize them on a straight-line basis over the estimated contract service period, which is consistent with the general pace of activity, level of services being provided and dayrates being earned over the service period of the contract. Mobilization costs to move vessels when a contract does not exist are expensed as incurred.

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

	December 31,
	2010	2009
Unbilled revenue from time, material and equipment contracts	$8,813	$8,834
Revenue recognized on the percentage-of-completion method in excess of amounts billed	18,016	15,677
	$26,829	$24,511

Cash and Cash Equivalents

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months.

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to record accounts receivable at their net realizable value.  A significant amount of judgment is involved in recording and making adjustments to this reserve.  Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies.  Depending on how these issues are resolved, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required and are charged to expense.  The allowance for doubtful accounts was $6.0 million and $7.3 million for the years ended December 31, 2010 and 2009, respectively.

Retention is not immediately collectible under the retainage provisions of our contracts.  We include retainages expected to be collected within one year in accounts receivable - trade.  Retainages expected to be collected after one year are included in other assets.  The following amounts represent retainages on contracts (dollars in thousands):

	December 31,
	2010	2009
Retainages expected to be collected within one year (1)	$2,210	$2,210
Retainages expected to be collected after one year	—	—
Total retainages	$2,210	$2,210

__________________________
(1)	At December 31, 2009 we believed this amount to be current, however, we experienced delays in collecting this retainage. We now believe that collection will be completed in 2011.

Property and Equipment

Property and equipment are recorded at cost, net of recorded impairments. We depreciate our assets primarily on the straight-line method over their estimated useful lives. Depreciation expenses were $57.6 million, $53.2 million and $46.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The following is a summary of the components of property and equipment (dollars in thousands):

	Estimated	December 31,
	Useful Life	2010	2009
Vessels	15 to 20 years	$632,952	$632,142
Portable saturation diving systems	10 to 20 years	73,218	73,355
Machinery and equipment	5 to 10 years	47,454	48,757
Buildings, leasehold improvements and other	3 to 20 years	46,133	43,133
Total property and equipment		$799,757	$797,387

The cost of repairs and maintenance is charged to operations as incurred, while the cost of improvements is capitalized and depreciated over the useful life of the asset. Total repair and maintenance charges were $16.5 million, $25.3 million and $17.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.  When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income.

For long-lived assets to be held and used, excluding goodwill, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset group. If it is determined that an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future. We recorded $23.2 million in impairment charges related to certain fixed assets, consisting of four idle construction barges for which the outlook for future utilization is uncertain.  We recorded an impairment charge of $0.5 million in 2009 for buildings and leasehold improvements we have abandoned.  We recorded no impairment charges to property and equipment in 2008.

Assets are classified as held for sale and included in other current assets when we have a plan for disposal of certain assets and those assets meet the held for sale criteria as set forth in authoritative accounting guidance. At December 31, 2010 and 2009, we had no assets held for sale.

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

Prior to January 1, 2010, we generally amortized drydock and recertification costs over 30 months. Effective January 1, 2010, we changed the period for amortization of these costs to commence with the date the vessel returned to service following completion of the drydock process to the next certificate expiry date, which typically ranges from 24 months to 60 months. The change in this amortization period was based on management’s assessment that the period for which the certificate is valid is a better measure of the length of time for which we expect to receive future benefits from the recertification and drydock process.  This change in the estimated service life of our drydock and recertification costs had the effect of lengthening the amortization period for these costs, which decreased our loss from operations by $3.5 million ($0.04 per common share) for the year ended December 31, 2010. This change in estimate had no impact on our cash flows for the year ended December 31, 2010.

As of December 31, 2010 and 2009, capitalized deferred drydock and related recertification costs totaled $14.6 million and $17.0 million, respectively. During the years ended December 31, 2010, 2009 and 2008, drydock amortization expense was $9.1 million, $19.6 million and $19.9 million, respectively.

Goodwill and Fixed Assets Impairment

Under Accounting Standards Codification (“ASC”) Topic 350, Intangibles – Goodwill and Other and ASC Topic 360, Property, Plant and Equipment, we perform an annual impairment test of goodwill and long-lived assets. We elected November 1st as our annual impairment assessment date for goodwill and other intangible assets. In certain circumstances, we also test for impairment of goodwill between annual tests if a triggering event occurs, such as significant adverse change in the business climate, unexpected significant declines in operating results, an adverse action by a regulator, emergence of unanticipated competition, loss of key personnel or a decline in market capitalization. Our goodwill impairment test is based on our single operating and reporting unit and involves a comparison of the fair value of the unit with its carrying amount. The fair value is determined using market-related valuation models and discounted cash flows.

During the third quarter of 2010, our market capitalization declined significantly by approximately 22% from $551.2 million at June 30, 2010 to $430.4 million at August 31, 2010, which was lower by $256.4 million, or 37%, than our equity book value at August 31, 2010. The Macondo well disaster has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and there is increased uncertainty in the market and regulatory environment for our industry which has had a negative effect on our customer’s spending levels. The duration of this disruption is currently unknown and this has negatively impacted the outlook for activity levels in the Gulf of Mexico. We believe these uncertain market conditions contributed to the significant decline in our stock price and market capitalization, and this prompted us to conclude that a triggering event had occurred requiring us to perform an interim impairment test. As a result, we commenced an interim assessment of our goodwill, which we completed as of August 31, 2010. Goodwill impairment is determined using a two-step process. In the first step, if the fair value of our reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of our reporting unit exceeds its fair value, the second step of the process is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

Under the first step of the process, we estimated the fair value of our reporting unit using both a market-related and discounted cash flow valuation approach.  Under the market-related approach, the fair value of our reporting unit is calculated by applying an average peer total invested capital to EBITDA (defined as earnings before interest, income taxes and depreciation and amortization) multiple to forecasted EBITDA for the reporting unit. We exercise our judgment in selecting peer companies that operate in the same or similar lines of business as ours and are potentially subject to similar market risks. Under the income approach, a discounted cash flow analysis is performed requiring us to make various assumptions about our discount rate, future revenue, operating margins, capital expenditures and growth rates. These assumptions are based on historical operating results, long-term business plans, economic projections, anticipated future cash flows and marketplace data. These fair value measurements fall within Level 3 under ASC Topic 820, Fair Value Measurements and Disclosures.

The second step of the process compared the implied fair value of goodwill with the carrying amount of goodwill. To the extent that our reporting unit’s carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, through allocation of the fair value of the reporting unit to all of the assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination.

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

The changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2008	$292,469
Balance at December 31, 2009	$292,469
Impairment charges	(292,469)
Balance at December 31, 2010	$—

A summary of other intangible assets is as follows (in thousands):

		As of December 31, 2010		As of December 31, 2009
	Estimated	Gross	Accumulated	Gross	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Contract backlog	1.5 years	$—	$—	$2,960	$(2,960)
Customer relationships	5 to 7 years	6,758	(4,261)	6,758	(3,186)
Trade name	7 years	490	(214)	490	(144)
Total		$7,248	$(4,475)	$10,208	$(6,290)

Intangible assets, excluding goodwill, are recorded as other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over their estimated useful life.  Total amortization expenses for intangible assets for the years ended December 31, 2010, 2009, and 2008 were $1.1 million, $2.6 million and $5.1 million, respectively.  A summary of the estimated amortization expense for the next five years is as follows (in thousands):

Years Ended December 31,
2011	$1,223
2012	1,187
2013	297
2014	66
2015	$—

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

We account for uncertain tax positions using a benefit recognition model with a two-step approach: (1) a more-likely-than-not recognition criterion and (2) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded.  Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statements of operations.

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

Interest Rate Swap and Hedging Activities

To reduce the impact of changes in interest rates on our variable rate term loan, in August 2010 we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.645%.  This interest rate swap qualifies as a cash flow hedge under hedge accounting.  At December 31, 2010, the interest rate swap had a fair value of $0.3 million, which is recorded as current accrued liabilities.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  As of December 31, 2010, $0.3 million of unrealized loss from our interest rate swap is recorded in other comprehensive income and will be reclassified into earnings during 2011.  During 2010 we reclassified $0.6 million of unrealized losses into earnings related to all settled cash flow hedges.

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

As of December 31, 2008, Helix owned 61,506,691 shares of our common stock, which represented approximately 57.2% of our common stock.  During 2009, Helix reduced its ownership to 500,000 of our shares, or less than 1% of our common stock, by completing the following transactions:

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

In contemplation of our IPO, we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement. Once Helix ceased to own a significant percentage of our common stock, most, but not all, of the rights and obligations contained in these agreements were eliminated.  The Corporate Services Agreement and the Employee Matters Agreement were terminated in 2009.

The Master Agreement created a framework for the separation of our business from Helix’s business, allocated liabilities (including those potential liabilities related to litigation) between the parties, allocated responsibilities and provided standards for each company’s conduct going forward (e.g., coordination regarding financial reporting), and set forth the indemnification obligations of each party. The provisions in the Master Agreement related to the timing, presentation and delivery of our financial information terminated upon the completion of Helix’s secondary offering in September 2009.

Pursuant to a Corporate Services Agreement that we terminated in the third quarter of 2009, Helix provided to us certain administrative services including: (i) internal audit, tax, treasury and other financial services; (ii) insurance (including claims) and related services; and (iii) information systems, network and communication services. The costs of these administrative services were allocated to us based on actual direct costs incurred, or allocated based on headcount, work hours and revenues. Total allocated costs from Helix for such services were approximately $0.9 million and $3.7 million for the years ended December 31, 2009 and 2008, respectively.

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

Pursuant to the Tax Matters Agreement, Helix is generally responsible for all federal, state, local and foreign income taxes that are attributable to us for all tax periods ending on or before the IPO date, and we are generally responsible for all such taxes beginning after the IPO date.  In addition, the agreement provides that for a period of up to ten years, we are required to make aggregate payments to Helix equal to 90% of tax benefits derived by us from tax basis adjustments resulting from the taxable gain recognized by Helix as a result of the distributions made to Helix as part of the IPO transaction, which amount was agreed to be approximately $11.3 million.  As of December 31, 2010, the current and long-term tax benefits payable to Helix were $1.0 million and $0.7 million, respectively.  The reduction in Helix’s percentage ownership of our common stock had no effect on this obligation.

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

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $33.0 million and $112.3 million in 2009 and 2008, respectively.  Helix provided ROV services to us and we recognized operating expenses of $9.7 million and $23.6 million in 2009 and 2008, respectively.  These services were performed at prevailing market rates.  After we ceased to be an affiliate of Helix on September 23, 2009, we discontinued reporting transactions with Helix as related party transactions. Including the current tax benefit payable to Helix resulting from the tax step-up benefit, noted above, net amounts payable to and receivable from Helix are settled with cash periodically.  At December 31, 2009, the net current amount due to Helix was $1.4 million.  These amounts were included in accounts payable on our consolidated balance sheet.

4.   Details of Certain Accounts

Other current assets consisted of the following as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Insurance claims to be reimbursed	$1,806	$5,201
Prepaid job costs	2,847	3,039
Prepaid insurance	4,102	5,023
Prepaid other	417	644
Supplies and spare parts inventory	2,154	2,610
Other receivables	4,379	4,541
Other	1,734	1,871
	$17,439	$22,929

Other long-term assets, net, consisted of the following as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Intangible assets with finite lives, net	$2,773	$3,918
Deferred financing costs	3,644	3,517
Equipment deposits and other	2,801	5,158
	$9,218	$12,593

Accrued liabilities consisted of the following as of December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Accrued payroll and related benefits	$7,762	$18,548
Insurance claims to be reimbursed	1,806	5,201
Accrued insurance	7,529	6,774
Interest rate swap	282	627
Accrued taxes other than income	2,320	847
Note payable	—	1,585
Other	3,577	6,086
	$23,276	$39,668

5.   Long-term Debt

We have a senior secured credit facility with certain financial institutions, consisting of a term loan and a $300 million revolving credit facility, both of which mature on December 11, 2012. As of December 31, 2010, we had outstanding debt of $165.3 million under the term loan with a weighted-average interest rate of 2.88%, with quarterly principal payments of $14.8 million, and a final payment of $61.5 million due on maturity. We had no outstanding borrowings and $217.8 million available for borrowings under the revolving credit facility at December 31, 2010.  The amount we can borrow under our $300 million revolver is limited by outstanding borrowings, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant. At December 31, 2010, we had $0.3 million of issued and outstanding letters of credit under our revolving credit facility.

Effective July 19, 2010, we amended the credit facility to, among other things, (i) increase our permitted consolidated leverage ratio covenant, (ii) amend the amortization of a portion of our term loan, and (iii) permit us to transfer in the future two of our saturation diving vessels operating internationally (the Eclipse and the Texas) to one of our international subsidiaries and to release such vessels as collateral upon any such future transfer (in December 2010 we completed the transfer of the Eclipse as permitted by the terms of the amendment).

Under the amendment, our permitted debt to EBITDA leverage ratio was increased from 3.75x to 4.75x for the period through June 30, 2011, decreasing to 4.25x through September 30, 2011 and thereafter returning to 3.75x.  In addition, the amortization of a portion of the debt outstanding under the term loan was deferred until the maturity date, reducing our quarterly principal payments on the term loan from $20.0 million to $14.8 million, with a final payment of $61.5 million due on December 11, 2012. For lenders who agreed to forgo their quarterly term loan payment, the margin on their term loan commitments is now subject to a pricing grid, while those lenders who did not grant such consent had their term loan margin remain fixed at 2.25%. The interest rate margin on the revolving loan also increased but remains subject to fluctuation in relation to our consolidated leverage ratio as provided in the credit agreement.

At December 31, 2010 and December 31, 2009, we were in compliance with all debt covenants contained in our credit facility. The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon and the Eclipse), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Aggregate maturities of principal amounts under our credit facility for each year through maturity are as follows (in thousands):

2011	$59,328
2012	106,008
$165,336

For the year ended December 31, 2010, we deferred fees in connection with the amendment to our credit facility of $1.6 million, which are being amortized over the remainder of the term of the credit facility ending upon the facility’s maturity in December 2012.  As of December 31, 2010 and 2009, deferred financing costs totaled $3.6 million and $3.5 million, respectively.

6.   Income Taxes

Income (loss) before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Domestic and foreign summary:
United States	$(293,034)	$107,426	$93,755
Foreign	(28,258)	11,111	63,671
Income (loss) before income taxes from continuing operations	$(321,292)	$118,537	$157,426

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
U.S.	$10,299	$37,678	$14,129
Foreign	(2,988)	1,805	8,915
Total current provision for income taxes	7,311	39,483	23,044
U.S.	(12,058)	4,495	24,533
Foreign	(4,120)	(1,928)	—
Change in valuation allowance	3,424	(140)	350
Total deferred provision for income taxes	(12,754)	2,427	24,883
Total provision for income taxes	$(5,443)	$41,910	$47,927

The change in our valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Beginning balance	$3,177	$3,317	$2,967
Certain foreign jurisdictions net operating loss	3,424	—	—
Equity investments	$—	$(140)	$350
Change in valuation allowance	$3,424	$(140)	$350
Ending balance	$6,601	$3,177	$3,317

For the year ended December 31, 2010, we recorded a valuation allowance for certain foreign jurisdictions as they had cumulative losses or we expect them to have a loss for three consecutive years.  Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized.

The primary differences between the U.S. statutory rate and our effective rate were as follows:

	Year Ended December 31,
	2010	2009	2008
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign activity taxed at local rates	(1.8)	0.0	(6.8)
Change in valuation allowance	(1.1)	(0.1)	0.2
Goodwill impairment	(30.3)	—	—
Other	(0.1)	0.5	2.0
Effective rate	1.7%	35.4%	30.4%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax liabilities:
Depreciation	$116,307	$127,571
Deferred drydock costs	4,312	5,855
Prepaid and other	(743)	3,469
Total deferred tax liabilities	119,876	136,895
Deferred tax assets:
Reserves, accrued liabilities and other	(9,655)	(9,512)
Net operating loss	(7,263)	(6,426)
Foreign tax credit	(3,550)	(5,344)
Total deferred tax assets	(20,468)	(21,282)
Valuation allowance	6,601	3,177
Net deferred tax liability	$106,009	$118,790

Deferred income tax is presented as:
Current deferred tax asset	$(3,425)	$(3,183)
Non current deferred tax liability	109,434	121,973
Net deferred tax liability	$106,009	$118,790

We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings permanently invested overseas. For 2010, the amount of permanently invested losses was $31.8 million. We have cumulative net unremitted earnings from foreign subsidiaries of approximately $37.4 million as of December 31, 2010. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.

For U.S federal income tax purposes, we have net operating loss (“NOL”) carryforwards of approximately $8.9 million that, if not utilized, will expire at various times beginning in 2016. Additionally, we have foreign NOL carryforwards of approximately $22.1 million, which do not expire. We provide a valuation allowance against NOL carryforwards for each jurisdiction based on our consideration of existing temporary differences and expected future earning levels in each jurisdiction. For U.S. federal income tax purposes, we have foreign tax credit carryforward of approximately $3.6 million, which if not utilized, begin to expire in 2016.

Under U.S. federal tax law, the amount and availability of tax benefits are subject to a variety of interpretations and restrictive tests applicable to Cal Dive and our subsidiaries. The utilization of such tax benefits could be limited or effectively lost upon certain changes in ownership. The utilization of our U.S. NOL carryforwards is limited due to changes in control for tax purposes occurring both prior to, and in connection with, our acquisition of Horizon on December 11, 2007.  As a result, U.S. NOLs of approximately $8.9 million have an annual limit of approximately $0.6 million.  We estimate that the limitation of the tax benefits for periods prior to December 11, 2007 that can be utilized during the NOL carryforward period will not adversely affect our cash flow.

The changes in our unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance as of January 1	$767	$1,900	$—
Increases related to prior year tax positions	188	755	1,900
Settlements with taxing authorities	—	(1,888)	—
Balance as of December 31	$955	$767	$1,900

Our unrecognized tax benefit of $1.0 million, $0.8 million, and $1.9 million at December 31, 2010, 2009 and 2008, respectively, would reduce our provision for income taxes if recognized and reduce the effective tax rate.

The change in our interest and penalty related to our unrecognized tax benefits are as follows (in thousands):
	Year Ended December 31,
	2010	2009	2008
Balance as of January 1	$1,984	$3,500	$—
Changes related to prior year tax positions	(1,745)	(113)	3,500
Settlements with taxing authorities	—	(1,403)	—
Balance as of December 31	$239	$1,984	$3,500

We recorded a $1.6 million income tax benefit and a $0.9 million income tax expense in net unrecognized income tax benefit, interest and penalty in 2010 and 2009, respectively.  During 2008, we recorded a $5.4 million long-term liability for unrecognized tax benefits, interest and penalty.  We recorded this as a $5.0 million increase to goodwill as part of the Horizon purchase price allocation and $0.4 million as income tax expense.

Our unrecognized tax benefit of $1.0 million and $0.8 million at December 31, 2010 and 2009, respectively, would reduce our provision for income taxes if not recognized and affect the effective tax rate.  To the extent accrued interest and penalties of $0.2 million and $2.2 million at December 31, 2010 and December 31, 2009, respectively, relating to unrecognized tax benefits, are not actually assessed, the liability will be reversed with an impact on our provision for income taxes and affect the effective tax rate.  We do not expect a material change to the unrecognized tax benefits during the next 12 months.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. Our two major jurisdictions are the U.S. and Mexico. We anticipate that any potential adjustments to our federal, state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on our financial position.  Our returns for the tax period 2007 through 2009 and Horizon’s returns for 2007 remain subject to examination by the U.S. Internal Revenue Service. Our 2006 through 2010, as well as Horizon’s 2005 through 2007 tax years remain subject to examination by the appropriate international governmental agencies and Horizon’s U.S. NOL carryforward is subject to review.

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, translated to approximately $25.1 million using the foreign exchange rate at December 31, 2010, including penalties and interest.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe that under the Mexico and United States double taxation treaty these services are not taxable and the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  All pleadings have been filed and we are awaiting the court’s decision.  However, the ultimate timing and outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time.  Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations, and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amendments for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for these years, under Mexican tax law there is a five-year statute of limitations, so our tax years 2005 through 2010 remain open for examination in Mexico.

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

•
Tax Benefit Payments.  As a result of certain taxable income recognized by Helix in conjunction with our IPO, we will become entitled to certain tax benefits that are expected to be realized by us in the ordinary course of our business and otherwise would not have been available to us. These benefits are generally attributable to increased tax deductions for amortization of tangible and intangible assets and to increased tax basis in nonamortizable assets. Under the Tax Matters Agreement, for ten years following the date of our IPO, we will be required to make annual payments to Helix equal to 90% of our tax savings realized as a result of these increased tax benefits. The timing of our payments will depend upon, among other things, the amount of our taxable income and the timing at which certain assets are sold or disposed. At December 31, 2010 and 2009, this tax benefit was $1.7 million and $2.7 million, respectively.  The current portion of $1.0 million and $1.0 million as of December 31, 2010 and 2009, respectively, is recorded as a component of accounts payable.  The long-term portion of $0.7 million and $1.7 million as of December 31, 2010 and 2009, respectively, is recorded in other long-term liabilities.

7.   Earnings (Loss) Per Share

On January 1, 2009, we adopted an update to accounting standards which provides that unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) are considered participating securities and are required to be included in computing earnings per share under the two-class method.  The adoption of this update to accounting standards, which requires retrospective application, decreased our previously reported basic and fully-diluted EPS of $1.05 by $0.02 for the year ended December 31, 2008.

Basic EPS is computed by dividing net income attributable to common shares by the basic weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares under the two-class method for the three years ended December 31, 2010, 2009 and 2008 were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$(315,849)	$76,627	$109,499
Less: Net income allocated to unvested restricted stock	—	2,205	1,444
Net income (loss) attributable to common shares	$(315,849)	$74,422	$108,055

Denominator:
Basic weighted average shares outstanding	91,067	91,884	104,418
Dilutive employee stock purchase plan(1)	—	43	—
Diluted weighted-average shares outstanding	91,067	91,927	104,418

Earnings (Loss) per Share:
Total basic	$(3.47)	$0.81	$1.03
Total diluted	$(3.47)	$0.81	$1.03

_____________________________________
(1)	No losses were allocated to unvested restricted shares outstanding in the computation of diluted earnings per share because to do so would be anti-dilutive.

8.   Commitments and Contingencies

Lease Commitments

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $3.6 million in 2011, $3.0 million in 2012, $2.8 million in 2013, $2.8 million in 2014 and $3.7 million thereafter. Total rental expense under these operating leases was approximately $5.0 million, $5.4 million and $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2007 through February 2008, we chartered a vessel for use in the Middle East.  Expense for this charter was $2.7 million for the year ended December 31, 2008.

Insurance

We carry hull and increased value insurance, which provides coverage for physical damage to an agreed amount for each vessel. We maintain deductibles that vary between $25,000 and $500,000 based on the value of each vessel.  With our July 1, 2010 renewal and certain insured value changes, our marine package annual aggregate deductible was increased from $1,250,000 to $3,000,000. We also carry protection and indemnity (“P&I”) insurance, which covers liabilities arising from the operation of the vessel, and general liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and general liability is $100,000 per occurrence. Onshore employees are covered by workers’ compensation which is subject to a $250,000 per occurrence deductible. Offshore employees, including divers and tenders and marine crews, are covered by a maritime employers liability (“MEL”) policy, which covers Jones Act exposures.  The MEL policy has a deductible of $100,000 per occurrence plus a $2 million annual aggregate for claims prior to July 1, 2009.  For claims arising after July 1, 2009, the MEL insurance policy deductible was increased to $250,000 per occurrence with $750,000 in coverage available above the deductible.  However, this $750,000 coverage layer is subject to a $3.0 million annual aggregate deductible. In addition, we carry umbrella liability insurance with a total limit of $500 million in excess of primary limits, subject to an additional aggregate deductible of $1 million for MEL claims only. Our self-insured retention on our medical and health benefits program for employees is $400,000 per participant.

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets. Such amounts were $1.8 million and $5.2 million as of December 31, 2010 and 2009, respectively. See related accrued liabilities at Note 4 - “Details of Certain Accounts.” We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

9.   Major Customers and Concentration of Credit Risk

Our customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. We generally do not require material collateral to support contractual payment obligations. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2010 — Chevron Corporation 16%, BP Exploration and Production 13%, and Apache Corporation 10%; 2009 — Chevron Corporation 13%; and 2008 — GDF Suez 14%; Helix 13% and Chevron Corporation 11%.

10.   Employee Benefit Plans

Defined Contribution Plan

Under a defined contribution 401(k) retirement plan provided by us for the purpose of providing retirement benefits for substantially all of our employees, both the employees and we have made contributions to the plan. We matched a portion of each employee’s contribution, and our contributions were in the form of cash and determined annually as 50% of each employee’s contribution up to 5% of the employee’s salary. Our costs related to our employees participating in these plans totaled $3.1 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively.  In the first quarter of 2010, we suspended our matching contributions indefinitely.

Stock-Based Compensation Plans

Long-Term Incentive Plan

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors.  The plan is administered by the compensation committee of the board of directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the plan and any award made under the plan.  Our Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be Section 16 officers.  The committee may grant stock options, restricted stock or restricted stock units.  Awards of restricted stock granted to employees under the plan typically vest 20% per year over a five-year period or 33% per year over a three-year period, and subject to certain exceptions, are not transferable until the restrictions lapse.

The following table summarizes information about our restricted shares for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
	Shares	Fair Value(1)	Shares	Fair Value(1)	Shares	Fair Value(1)
Restricted shares outstanding:
Beginning of year	3,235,138	$8.01	2,776,195	$8.61	1,062,339	$12.73
Granted	1,557,994	$5.77	1,178,227	$7.09	2,057,946	$7.17
Vested	(854,547)	$8.33	(595,662)	$8.99	(263,702)	$12.80
Forfeited	(85,760)	$7.36	(123,622)	$8.02	(80,388)	$12.62
End of year	3,852,825	$7.05	3,235,138	$8.01	2,776,195	$8.61

____________________________
(1) Represents the weighted average grant date market value.

Compensation cost, determined by multiplying the number of restricted shares granted by the closing market price of our stock on the grant date, is recognized over the respective vesting periods on a straight-line basis.  For the years ended December 31, 2010, 2009 and 2008, compensation expense related to restricted shares was $7.2 million, $5.4 million and $4.5 million, respectively.  We have an assumed forfeiture rate of 2%.  The total fair value of shares vested during 2010 was $5.1 million.  Future compensation cost associated with unvested restricted stock awards at December 31, 2010 totaled approximately $25.5 million.  The weighted average vesting period related to nonvested restricted stock awards at December 31, 2010 was approximately 3.3 years.

In December 2010 and 2009, we granted to certain of our officers a total of 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under this plan.  During 2010, 51,036 performance share units granted in December 2009 were forfeited.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2013 (in the case of the December 2010 grant) and December 31, 2012 (in the case of the December 2009 grant).  The awards vest 100% on December 31, 2013 and December 31, 2012, respectively, and are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.  For the year ended December 31, 2010 compensation expense related to performance share units was $0.4 million.

Employee Stock Purchase Plan

In December 2006, we adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever was lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  From the plan’s inception through December 31, 2009, we issued 1,144,925 shares of common stock to our employees.  We recognized compensation expense related to stock purchases under the Cal Dive ESPP of $1.5 million and $1.2 million for the years ended December 31, 2009 and 2008, respectively.  We had no compensation expense related to stock purchases under the Cal Dive ESPP for the year ended December 31, 2010 because we suspended the employee stock purchase plan indefinitely in the first quarter of 2010.

11.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. For the years ended December 31, 2010, 2009 and 2008, we earned revenues of $110.2 million, $273.9 million and $250.9 million, respectively, from foreign locations. Net property and equipment in foreign locations were $166.0 million and $179.3 million at December 31, 2010 and 2009, respectively. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

12.   Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Cumulative foreign currency translation adjustment	$2,118	$1,322
Unrealized loss on interest rate swap	(149)	(408)
Accumulated other comprehensive income	$1,969	$914

Supplemental Quarterly Financial Information (Unaudited)

The offshore marine construction industry in the Gulf of Mexico may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and natural gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months, and as a result, a disproportionate portion of our revenues and net income is earned during this period.  The following is a summary of consolidated quarterly financial information for 2010 and 2009 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Fiscal 2010
Revenues	$57,418	$124,217	$193,793	$161,040
Gross profit (loss)	$(15,409)	$7,457	$46,721	$23,673
Net income (loss)	$(19,129)	$(10,966)	$(283,372)	$(2,382)
Earnings (loss) per common share:
Basic and fully-diluted	$(0.20)	$(0.12)	$(3.11)	$(0.03)

Fiscal 2009
Revenues	$207,053	$260,316	$214,597	$147,396
Gross profit	$38,805	$70,761	$70,131	$36,188
Net income	$12,252	$28,627	$32,908	$2,840
Earnings per common share:
Basic and fully-diluted	$0.12	$0.30	$0.35	$0.03

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2010.  This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited Cal Dive International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cal Dive International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Cal Dive International, Inc. and subsidiaries and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 2, 2011

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

The remaining information required by this Item 10 is incorporated by reference from our definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Stockholders.

Item 11.                 Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Stockholders.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Stockholders.

Item 14.                 Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2011 Annual Meeting of Stockholders.

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

March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Dittmann	Director	March 2, 2011
Todd A. Dittmann

/s/ David E. Preng	Director	March 2, 2011
David E. Preng

/s/ William L. Transier	Director	March 2, 2011
William L. Transier

/s/ Owen E. Kratz	Director	March 2, 2011
Owen E. Kratz

/s/ John T. Mills	Director	March 2, 2011
John T. Mills

/s/ Quinn J. Hébert	Chairman, President and	March 2, 2011
Quinn J. Hébert	Chief Executive Officer (Principal Executive Officer)

/s/ Brent D. Smith	Executive Vice President, Chief	March 2, 2011
Brent D. Smith	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SCHEDULE II

Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009, and 2008
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
2010
Allowance for doubtful accounts	$7,286	$(167)	$(1,080)	$—	$6,039
Valuation allowance on deferred tax assets	3,177	3,424	—	—	6,601
2009
Allowance for doubtful accounts	$4,604	$7,992	$(5,310)	$—	$7,286
Valuation allowance on deferred tax assets	3,317	—	(140)	—	3,177
2008
Allowance for doubtful accounts	$1,400	$—	$(867)	$4,071	$4,604
Valuation allowance on deferred tax assets	2,967	350	—	—	3,317

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	000-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1	Master Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.2	Registration Rights Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.3	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
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
			8-K	001-33206	7/23/10
10.6	Stock Repurchase Agreement, dated as of January 23, 2009, by and between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		8-K	000-33206	1/26/09
10.7	Stock Repurchase Agreement dated as of May 29, 2009 by and between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		8-K	001-33206	6/1/09
10.8*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Quinn J. Hébert		10-K	000-33206	2/28/08
10.9*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Scott T. Naughton		10-K	000-33206	2/28/08
10.10*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/28/08
10.11*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Quinn J. Hébert	X
10.12*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Scott T. Naughton		10-K	000-33206	2/23/09
10.13*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/23/09
10.14*
Form of Amendment No. 2 to Severance and Change of Control Agreement, dated as of September 10, 2010, by and between Cal Dive International, Inc. and each of Quinn J. Hébert, Scott T. Naughton and Lisa M. Buchanan
			8-K	001-33206	9/16/10

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.15*	Severance and Change of Control Agreement, dated as of November 4, 2009, by and between Cal Dive International, Inc. and Bruce P. Koch		8-K	000-33206	11/5/09
10.16*	Severance and Change of Control Agreement, dated as of August 25, 2010, by and between Cal Dive International, Inc. and Brent D. Smith		8-K	001-33206	8/31/10
10.17*	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and executive officers		8-K	000-33206	5/11/07
10.18*	Amended and Restated Annual Performance Bonus Plan		10-K	001-33206	2/26/10
10.19*	Cal Dive International, Inc. Amended and Restated 2006 Long-Term Incentive Plan		8-K	000-33206	12/16/09
10.20*	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford, and Lisa M. Buchanan		10-K	000-33206	3/1/07
10.21*
Amendment No. 1 to Restricted Stock Award Agreement, dated as of December 19, 2007, by and among Cal Dive International, Inc. and Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan
			10-K	000-33206	2/28/08
10.22*
Amendment No. 2 to Restricted Stock Award Agreement, dated as of December 11, 2008, by and among Cal Dive International, Inc. and Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan
			8-K	000-33206	12/17/08
10.23*	Form of Restricted Stock Award Agreement for 2008 Grants to Quinn J. Hébert, Scott T. Naughton, G. Kregg Lunsford and Lisa M. Buchanan		10-K	000-33206	2/28/08
10.24*	Form of Restricted Stock Award Agreement for 2008 Grants to Outside Directors		10-K	000-33206	2/23/09
10.25*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants		8-K	000-33206	12/16/09
10.26*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants		8-K	000-33206	12/16/09
10.27*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its outside directors for 2010 grants	X
10.28*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2010 grants	X
14.1	Code of Ethics		10-K	000-33206	3/1/07
21.1	Subsidiaries of Cal Dive International, Inc.	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X

*Indicates management contract or compensatory plan or arrangement.