Form 10-Q
period 2011-03-31
Cal Dive International, Inc.
filed 2011-05-04
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
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

As of April 30, 2011, the registrant had issued and outstanding 95,402,536 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

  i

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Cal Dive International, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	March 31, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$9,275	$24,576
Accounts receivable -
Trade, net of allowance for doubtful accounts of $6,075 and $6,039, respectively	63,918	86,239
Contracts in progress	31,927	26,829
Income tax receivable	4,719	2,182
Deferred income taxes	3,457	3,425
Other current assets	15,731	17,439
Total current assets	129,027	160,690

Property and equipment	814,411	799,757
Less - Accumulated depreciation	(246,210)	(231,966)
Net property and equipment	568,201	567,791

Other assets:
Deferred drydock costs	15,391	14,602
Other assets, net	8,135	9,218
Total assets	$720,754	$752,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,173	$58,685
Advanced billings on contracts	5	5
Current maturities of long-term debt	—	59,328
Income tax payable	—	4,462
Accrued liabilities	23,221	23,276
Total current liabilities	71,399	145,756

Long-term debt	164,704	106,008
Deferred income taxes	109,591	109,434
Other long term liabilities	3,640	3,392
Total liabilities	349,334	364,590

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 95,394 and 95,465 shares, respectively	954	954
Capital in excess of par value of common stock	408,977	406,891
Accumulated other comprehensive income	2,337	1,969
Retained deficit	(40,848)	(22,103)
Total stockholders’ equity	371,420	387,711
Total liabilities and stockholders’ equity	$720,754	$752,301

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues	$95,431	$57,418
Cost of sales	102,657	72,827
Gross loss	(7,226)	(15,409)
Selling and administrative expenses	15,953	14,524
Gain on sale of assets and other	2,832	1,190
Provision for doubtful accounts	—	(167)
Loss from operations	(20,347)	(28,576)
Interest expense, net	2,027	2,458
Other expense (income), net	148	(41)
Loss before income taxes	(22,522)	(30,993)
Income tax benefit	(3,777)	(11,864)
Net loss	$(18,745)	$(19,129)

Loss per common share:
Basic loss per share	$(0.20)	$(0.20)
Fully-diluted loss per share	$(0.20)	$(0.20)

Weighted average shares outstanding:
Basic	91,652	90,999
Fully-diluted	91,652	90,999

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss (unaudited)
(in thousands)

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income (loss)	Earnings	Equity
Balances at December 31, 2010	95,465	$954	$406,891	$1,969	$(22,103)	$387,711
Net loss					(18,745)	(18,745)
Foreign currency translation adjustment				280		280
Decrease in unrealized loss from cash flow hedge (net of income tax of $47)				88		88
Comprehensive loss						(18,377)
Stock-based compensation plans	(71)	(—)	2,086			2,086
Balances at March 31, 2011	95,394	$954	$408,977	$2,337	$(40,848)	$371,420

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income (loss)	Earnings	Equity
Balances at December 31, 2009	93,933	$939	$399,199	$914	$293,746	$694,798
Net loss					(19,129)	(19,129)
Foreign currency translation adjustment				147		147
Decrease in unrealized loss from cash flow hedge (net of income tax of $202)				375		375
Comprehensive loss						(18,607)
Stock-based compensation plans	250	3	3,336			3,339
Balances at March 31, 2010	94,183	$942	$402,535	$1,436	$274,617	$679,530

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(18,745)	$(19,129)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	16,876	18,262
Stock compensation expense	2,281	1,783
Deferred income tax expense	155	1,786
Gain on sale of assets and other	(2,832)	(1,190)
Provision for doubtful accounts	—	(167)
Deferred financing costs	—	293
Changes in operating assets and liabilities:
Accounts receivable, net	17,481	82,464
Income tax receivable and payable, net	(7,073)	(20,707)
Other current assets	1,605	5,968
Deferred drydock costs	(1,853)	(1,235)
Accounts payable and accrued liabilities	(20,775)	(41,874)
Other noncurrent assets and liabilities, net	789	210
Net cash (used) provided by operating activities	(12,091)	26,464

Cash Flows From Investing Activities:
Additions to property and equipment	(5,430)	(10,165)
Insurance proceeds from loss and sales of property	2,832	3,811
Net cash used in investing activities	(2,598)	(6,354)

Cash Flows From Financing Activities:
Repayments on term loan	(14,832)	(20,000)
Draws on revolving credit facility	14,200	—
Net cash used in financing activities	(632)	(20,000)

Effect of exchange rate changes on cash and cash equivalents	20	49
Net increase (decrease) in cash and cash equivalents	(15,301)	159
Cash and cash equivalents:
Balance, beginning of period	24,576	52,413
Balance, end of period	$9,275	$52,572

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$1,186	$1,644
Income taxes paid, net	$3,084	$7,043

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

The accompanying consolidated financial statements have been prepared in conformity with GAAP, and our application of GAAP for purposes of preparing the accompanying consolidated financial statements is consistent in all material respects with the manner applied to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010 (our “2010 Annual Report on Form 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

Our balance sheet as of December 31, 2010 included herein has been derived from the audited balance sheet as of December 31, 2010 included in our 2010 Annual Report on Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to current period presentation and did not impact our reported net income or stockholders’ equity. Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2011.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were filed with the SEC.

Seasonality

As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico.

Significant Accounting Policies

The information below provides an update to the significant accounting policies discussed in our 2010 Annual Report on Form 10-K and accounting pronouncements issued but not yet adopted.

Interest Rate Swap and Hedging Activities

To reduce the impact of changes in interest rates on our variable rate term loan, in August 2010 we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.645%.  This interest rate swap qualifies as a cash flow hedge under hedge accounting.  At March 31, 2011, the interest rate swap had a fair value of $0.2 million, which is recorded as current accrued liabilities.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  As of March 31, 2011, $0.1 million of unrealized loss from our interest rate swap is recorded in other comprehensive income and is reclassified into earnings upon settlement each month.  For the three months ended March 31, 2011, we reclassified $0.1 million of unrealized losses into earnings related to all settled cash flow hedges.

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

2.      Details of Certain Accounts

Other current assets consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Insurance claims to be reimbursed	$501	$1,806
Prepaid job costs	3,419	2,847
Prepaid insurance	2,297	4,102
Prepaid other	516	417
Supplies and spare parts inventory	2,033	2,154
Other receivables	4,489	4,379
Other	2,476	1,734
	$15,731	$17,439

Other long-term assets, net, consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Intangible assets with definite lives, net	$2,490	$2,773
Deferred financing costs	3,188	3,644
Equipment deposits and other	2,457	2,801
	$8,135	$9,218

Accrued liabilities consisted of the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,	December 31,
	2011	2010
Accrued payroll and related benefits	$10,706	$7,762
Insurance claims to be reimbursed	501	1,806
Accrued insurance	6,377	7,529
Interest rate swap	146	282
Accrued taxes other than income	1,672	2,320
Other	3,819	3,577
	$23,221	$23,276

3.      Income Taxes

As of March 31, 2011 and December 31, 2010 we had $1.2 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.

      Our effective tax benefit rate was 16.8% for the three months ended March 31, 2011 compared to 38.3% for the same period in 2010.  The decrease in the effective tax benefit rate was primarily due to a non-cash valuation allowance recorded in the first quarter of 2011 relating to certain losses in foreign jurisdictions and a larger portion of the pre-tax losses generated in tax jurisdictions with lower tax rates.  We did not record a valuation allowance in the first quarter of 2010.  This valuation allowance was recorded as a result of cumulative losses in certain foreign jurisdictions.  The tax benefit of the valuation allowance may be recognized in future periods once sustained profitability in the jurisdictions is achieved.

For the three months ended March 31, 2011, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year ending December 31, 2011 based on the current volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at March 31, 2011 was based on the actual year-to-date results.  Our income tax benefit for the three months ended March 31, 2010 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

Tax Assessment

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $283.5 million pesos, translated to $26.0 million using the foreign exchange rate at March 31, 2011, including penalties and interest.  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe under the Mexico and United States double taxation treaty that these services are not taxable and that the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  All pleadings have been filed and we are awaiting the court’s decision.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. Nonetheless, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amended returns for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for prior years under Mexican tax law, there is a five-year statute of limitations under Mexican tax law, so our tax years 2005 through 2010 remain open for examination in Mexico.

While we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

4.      Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $0.5 million and $1.8 million as of March 31, 2011 and December 31, 2010, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

During the first quarter of 2011 we recognized an insurance recovery of $2.8 million for a specific claim incurred in prior years related to a fire that damaged one of our barges, which we have recorded in gain on sale of assets and other in the accompanying consolidated statements of operations.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of the Master Agreement we entered into with our former parent company, Helix Energy Solutions Group, Inc. in connection with our IPO, we assumed and will indemnify Helix for liabilities related to our business, other than tax liabilities, relating to our pre-IPO operations.

5.      Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $43.8 million and $13.1 million for the three months ended March 31, 2011 and 2010, respectively. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters. Net property and equipment in foreign locations was $164.7 million and $166.0 million at March 31, 2011 and December 31, 2010, respectively.

6.      Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common shares by the weighted-average number of shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss	$(18,745)	$(19,129)
Less: Net loss allocated to unvested restricted stock	—	(646)
Net loss attributable to common shares	$(18,745)	$(18,483)

Denominator:
Basic weighted average shares outstanding	91,652	90,999
Dilutive share-based employee compensation plan (1)	—	—
Diluted weighted-average shares outstanding	91,652	90,999

Loss per Share:
Total basic	$(0.20)	$(0.20)
Total diluted	$(0.20)	$(0.20)
________________________
(1)	No losses were allocated to unvested restricted stock outstanding in the computation of diluted earnings per share because to do so would be anti-dilutive.

7.      Performance Share Units

In December 2010 and 2009, we granted to certain of our officers a total of 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  During 2010, 51,036 performance share units granted in December 2009 were forfeited back to the plan.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2013 (in the case of the December 2010 grant) and December 31, 2012 (in the case of the December 2009 grant).  The awards vest 100% on December 31, 2013 and December 31, 2012, respectively, and are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.  Compensation expense related to the performance share units was $0.3 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

8.      Subsequent Event

At March 31, 2011 we had a senior secured credit facility with certain financial institutions, consisting of a term loan and a $300 million revolving credit facility, both of which mature on December 11, 2012.  As of March 31, 2011, we had outstanding debt of $150.5 million under the term loan, with quarterly principal payments of $14.8 million, and a final payment of $61.5 million due on maturity. Additionally, as of March 31, 2011, we had outstanding borrowings of $14.2 million under the revolving credit facility, with approximately $251.9 million available for borrowings.

At March 31, 2011 and December 31, 2010, we were in compliance with all debt covenants contained in our credit facility. The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon and Eclipse), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

On April 26, 2011, we renewed our senior secured credit facility for five years through April 2016.  The $450 million credit facility consists of a $300 million revolving credit facility and a $150 million term loan.  In connection with the renewed credit facility, our quarterly principal payments on the term loan were significantly reduced such that no payments are required until June 30, 2012 when quarterly principal payments in the amount of $2 million commence.  The quarterly principal payments will remain at $2 million until June 30, 2013 when they increase to $4 million for the duration of the facility. A final payment of approximately $94 million will be due at maturity on April 26, 2016.  The term loan and the revolving loans (together, the “Loans”) may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus ½ of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin.  The interest rate margins on the Loans range from 1.50% to 2.25% on Base Rate Loans and 2.50% to 3.25% on Eurodollar Rate Loans.  The interest rate margins on the Loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the credit agreement.  Under the renewed credit facility, our permitted debt to EBITDA leverage ratio is 4.25x for the period through September 30, 2011, and thereafter 3.75x.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying footnotes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Business and Properties sections included in our 2010 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors.”

Overview

Financial Performance

We generated a net loss of $18.7 million for the three months ended March 31, 2011 compared to a net loss of $19.1 million for the same period of 2010.  During the three months ended March 31, 2011 we generated revenues of $95.4 million compared to revenues of $57.4 million generated in the same period in 2010.  Our first quarter 2011 performance was affected by typical winter seasonality and the required regulatory drydock schedule coupled with continued challenging market conditions. Although permitting activity is slowly recovering in the Gulf of Mexico our financial results for the three months ended March 31, 2011 continued to be adversely affected by reduced construction work and increased competition in the Eastern Hemisphere.  This was partially offset by our large international construction project in the Bahamas and diving related work in Australia.

Business and Outlook

We expect that the challenging market conditions in the Gulf of Mexico that we experienced in 2010 will continue in 2011 as a result of the April 2010 Macondo well disaster. The Macondo well disaster has significantly and adversely disrupted oil and gas exploration activities in the Gulf of Mexico and there is increased uncertainty in the market and regulatory environment for our industry which will likely have a negative effect on our customers’ spending levels for some time.  The duration that this disruption will continue is currently unknown.

Internationally we won a large construction project in the Bahamas in the fourth quarter of 2010 and were awarded a pipelay project in Mexico in the first quarter of 2011 from which we will benefit during the second quarter of 2011.  We also remain busy with diving related work on the Gorgon project in Australia.  Markets in the Eastern Hemisphere continue to be highly competitive due to the increased marine construction capacity that has come into service.

Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, which should drive long-term demand for our services.

Backlog

As of March 31, 2011, our backlog supported by written agreements or contract awards totaled approximately $189.7 million, compared to approximately $191.5 million as of December 31, 2010 and $191.0 million at March 31, 2010.  Approximately 76% of our current backlog is expected to be performed during 2011, and the remainder is expected to be performed in 2012 and beyond.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

During the first quarter of 2011, we experienced customary seasonal conditions on the Gulf of Mexico OCS, the effect of which was further impacted by reduced construction work due to significantly less drilling activity in 2010.  During the fourth quarter of 2010 we were awarded a contract for the removal of a large jetty and installation of a new platform and related pipelines in Freeport, Bahamas.  As a result of this project, as well as a general increase in activity levels, we experienced an 8% increase in vessel utilization across the entire fleet for the first quarter of 2011 as compared to the same period of 2010.

The following table shows the size of our fleet and effective utilization of our vessels during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	48%	8	39%
Surface and Mixed Gas Diving	11	34%	13	22%
Construction Barges	10	15%	10	6%
Entire Fleet	29	30%	31	22%
________________________
(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period and does not reflect vessels in drydocking or taken out of service for upgrades.

Results of Operations

Operating Results

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)
Revenues	$95,431	$57,418	$38,013	66%
Gross loss	(7,226)	(15,409)	8,183	53%

Vessel Utilization	30%	22%	8%	—

Revenues for the three months ended March 31, 2011 increased from the same period ended March 31, 2010 by $38.0 million, or 66%.  Gross loss for the three months ended March 31, 2011 improved from the same period ended March 31, 2010 by $8.2 million or 53%, due to higher vessel utilization.

Selling and administrative expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)
Selling and administrative expenses	$15,953	$14,524	$1,429	10%
Selling and administrative expenses as a percentage of revenues	17%	25%	(8%)	—

Selling and administrative expenses for the three months ended March 31, 2011 increased from the same period ended March 31, 2010 by $1.4 million, or 10%.  The increase was due to a combination of factors including employee severance costs related to headcount reductions and other miscellaneous costs.  As a percentage of revenue, SG&A was 16.7% for the first quarter 2011 compared to 25.3% for 2010.  SG&A as a percentage of revenue during the first quarter 2011 improved from the first quarter of 2010 due to the increase in revenues.

Provision for doubtful accounts

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$—	$(167)	$167	100%

No provision for doubtful accounts was recorded for the three months ended March 31, 2011.  The reversal of provision for doubtful accounts recorded during the first quarter of 2010 resulted from the collection of trade receivables from the court administering the bankruptcy of a previous customer.

Gains on sales of assets and other expense (income), net

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)
Gain on sale of assets and other	$2,832	$1,190	$1,642	138%
Other expense (income), net	148	(41)	189	461%

During the first quarter of 2011 we received an insurance settlement in the amount of $2.8 million for a specific claim incurred in prior years related to a fire that damaged one of our barges.  During the first quarter of 2010, we sold a portable saturation system to a third party and recognized a gain on the sale of $1.1 million.

Other expense (income) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense, net

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)
Interest expense, net	$2,027	$2,458	$(431)	(18%)

The decrease in interest expense, net for the three months ended March 31, 2011 from the same period in 2010 is primarily due to repayments on our term loan and revolving credit facility made during 2010.  Our debt level under our credit facility has been reduced to $164.7 million at March 31, 2011 from $215.0 million at March 31, 2010.

Income tax benefit

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)
Income tax benefit	$(3,777)	$(11,864)	$(8,087)	(68%)

     Our effective tax benefit rate was 16.8% and 38.3% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in the effective tax benefit rate was primarily due to a non-cash valuation allowance recorded in the first quarter of 2011 relating to certain losses in foreign jurisdictions and a larger portion of the pre-tax losses generated in tax jurisdictions with lower tax rates. We did not record a valuation allowance in the first quarter of 2010.  This valuation allowance was recorded as a result of cumulative losses in certain foreign jurisdictions.  The tax benefit of the valuation allowance may be recognized in future periods once sustained profitability in the jurisdictions is achieved.

For the three months ended March 31, 2011, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year ending December 31, 2011 based on the current volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at March 31, 2011 was based on the actual year-to-date results.  Our income tax benefit for the three months ended March 31, 2010 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

Net Loss

	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)
Net loss	$(18,745)	$(19,129)	$384	2%
Weighted average fully-diluted shares outstanding	91,652	90,999	653	1%
Fully-diluted loss per share	$(0.20)	$(0.20)	$—	0%

Net loss for the three months ended March 31, 2011 improved from the same period ended March 31, 2010 by $0.4 million, or 2%, and fully-diluted loss per share remained unchanged, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and pursue joint ventures or acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions. For 2011, we anticipate capital expenditures, excluding acquisitions or investments in joint ventures, of approximately $63.1 million for vessel improvements and replacements, and $3.8 million of regulatory drydock costs.  In connection with our business strategy, we regularly evaluate acquisition and joint venture opportunities, including vessels and marine contracting businesses. We believe that our liquidity will provide the necessary capital to fund our business activities and achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for the next twelve months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.

At March 31, 2011, we had a credit facility, consisting of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At March 31, 2011, we had outstanding debt of $150.5 million under our term loan, including current maturities, and $14.2 million outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on December 11, 2012, with quarterly principal payments of $14.8 million payable on the term loan and a final payment of $61.5 million due on maturity.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At March 31, 2011, we were in compliance with all debt covenants under our credit facility.

At March 31, 2011, we had $9.3 million of cash on hand, issued and outstanding letters of credit of $0.3 million under our revolving credit facility, and $2.4 million of outstanding warranty and bid bonds.  The amount we can borrow under our $300 million revolver is limited by outstanding borrowings, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.  Based on our consolidated leverage (debt to EBITDA) ratio and outstanding borrowings and letters of credit as of March 31, 2011, we had approximately $251.9 million available for borrowing under our revolving credit facility.

On April 26, 2011, we renewed our senior secured credit facility for five years through April 2016.  The $450 million credit facility consists of a $300 million revolving credit facility and a $150 million term loan.  In connection with the renewed credit facility, our quarterly principal payments on the term loan were significantly reduced such that no payments are required until June 30, 2012 when quarterly principal payments in the amount of $2 million commence.  The quarterly principal payments will remain at $2 million until June 30, 2013 when they increase to $4 million for the duration of the facility. A final payment of approximately $94 million will be due at maturity on April 26, 2016.  The term loan and the revolving loans (together, the “Loans”) may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus ½ of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin. The interest rate margins on the Loans range from 1.50% to 2.25% on Base Rate Loans and 2.50% to 3.25% on Eurodollar Rate Loans.  The interest rate margins on the Loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the credit agreement.  Under the renewed credit facility, our permitted debt to EBITDA leverage ratio is 4.25x for the period through September 30, 2011, and thereafter 3.75x.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$(12,091)	$26,464
Investing activities	(2,598)	(6,354)
Financing activities	(632)	(20,000)
Effect of exchange rate changes on cash and cash equivalents	20	49
Net increase (decrease) in cash and cash equivalents	$(15,301)	$159

Operating Activities.  Net cash used in operating activities totaled $12.1 million for the three months ended March 31, 2011 compared to net cash provided of $26.5 million for the three months ended March 31, 2010.  Net loss adjusted for non-cash items, such as depreciation and amortization, stock-based compensation and deferred income tax expense, used $2.3 million and provided $1.6 million of cash, respectively, and net changes in our working capital and other balance sheet accounts used $9.8 million of cash for the three months ended March 31, 2011 and provided $24.9 million of cash for the three months ended March 31, 2010.

Investing Activities.  Net cash used for investing activities was $2.6 million for the three months ended March 31, 2011 compared to $6.4 million for the three months ended March 31, 2010.  During the three months ended March 31, 2011 and 2010, cash used for capital expenditures was $5.4 million and $10.2 million, respectively.  Cash generated from insurance recovery was $2.8 million for a specific claim for the three months ended March 31, 2011 and cash generated from sales of assets was $3.8 million for the three months ended March 31, 2010.

Financing Activities.  Net cash used for financing activities was $0.6 million for the three months ended March 31, 2011 compared to $20.0 million for the three months ended March 31, 2010.  During the three-month period ended March 31, 2011, we borrowed $14.2 million on our revolving credit facility and made a scheduled quarterly principal payment of $14.8 million under our term loan.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2010 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2010 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2010 Annual Report on Form 10-K.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risk during the three months ended March 31, 2011 from those reported under Part II, Item 7A of our 2010 Annual Report on Form 10-K.

In August 2010, we entered into a twelve-month interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments. We expect this interest rate swap to effectively fix our variable interest payments made on $100 million of our term loan, or approximately 60% as of March 31, 2011, at 0.645% plus the current average applicable loan margin of approximately 2.25% for a total interest rate of 3.0%. This derivative is accounted for as a cash flow hedge.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future.  Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, the impact on the market and regulatory environment in the US Gulf of Mexico resulting from the Macondo well blowout, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, and other risks detailed in Part I, Item 1A of our 2010 Annual Report on Form 10-K.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.                 Risk Factors.

There have been no material changes during the three months ended March 31, 2011 to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 to January 31, 2011(1)	1,085	$5.93	—	N/A
February 1 to February 28, 2011(1)	24,699	$6.88	—	N/A
March 1 to March 31, 2011(1)	130	$6.73	—	N/A
	25,914	$6.83	—	N/A
________________________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.                 Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 18.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: May 4, 2011	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: May 4, 2011	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	000-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1	Credit Agreement dated April 26, 2011 among Cal Dive International, Inc. and Bank of America, N.A., as Administration Agent, together with the other lenders parties thereto		8-K	000-33206	4/27/11
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X