Form 10-Q
period 2011-06-30
Cal Dive International, Inc.
filed 2011-08-03
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 31, 2011, the registrant had issued and outstanding 95,229,053 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	June 30, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash and cash equivalents	$1,600	$24,576
Accounts receivable -
Trade, net of allowance for doubtful accounts of $2,791 and $6,039, respectively	80,467	86,239
Contracts in progress	45,037	26,829
Income tax receivable	14,992	2,182
Deferred income tax assets	3,474	3,425
Other current assets	15,372	17,439
Total current assets	160,942	160,690

Property and equipment	822,336	799,757
Less - Accumulated depreciation	(260,188)	(231,966)
Net property and equipment	562,148	567,791

Other assets:
Deferred drydock costs	15,965	14,602
Other assets, net	12,333	9,218
Total assets	$751,388	$752,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$60,760	$58,685
Current maturities of long-term debt	2,000	59,328
Income tax payable	—	4,462
Accrued liabilities	25,632	23,281
Total current liabilities	88,392	145,756

Long-term debt	182,300	106,008
Deferred income tax liabilities	107,536	109,434
Other long term liabilities	3,692	3,392
Total liabilities	381,920	364,590

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 95,338 and 95,465 shares, respectively	953	954
Capital in excess of par value of common stock	411,273	406,891
Accumulated other comprehensive income	3,104	1,969
Retained deficit	(45,862)	(22,103)
Total stockholders’ equity	369,468	387,711
Total liabilities and stockholders’ equity	$751,388	$752,301

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$124,040	$124,217	$219,471	$181,635
Cost of sales	122,386	116,760	225,043	189,587
Gross profit (loss)	1,654	7,457	(5,572)	(7,952)
Selling and administrative expenses	16,883	15,615	32,836	30,139
Gain on sale of assets and other	487	117	3,319	1,307
Provision for doubtful accounts	(2,240)	—	(2,240)	(167)
Loss from operations	(12,502)	(8,041)	(32,849)	(36,617)
Interest expense, net	2,314	1,833	4,341	4,291
Other expense (income), net	14	(27)	162	(68)
Loss before income taxes	(14,830)	(9,847)	(37,352)	(40,840)
Income tax expense (benefit)	(9,816)	1,119	(13,593)	(10,745)
Net loss	$(5,014)	$(10,966)	$(23,759)	$(30,095)

Loss per common share:
Basic loss per share	$(0.05)	$(0.12)	$(0.26)	$(0.33)
Fully-diluted loss per share	$(0.05)	$(0.12)	$(0.26)	$(0.33)

Weighted average shares outstanding:
Basic	91,659	91,059	91,674	91,030
Fully-diluted	91,659	91,059	91,674	91,030

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited)
(in thousands)

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income	Deficit	Equity
Balances at December 31, 2010	95,465	$954	$406,891	$1,969	$(22,103)	$387,711
Net loss					(23,759)	(23,759)
Foreign currency translation adjustment				1,168		1,168
Increase in unrealized loss from cash flow hedge (net of income tax of $17)				(33)		(33)
Comprehensive loss						(22,624)
Stock-based compensation plans	(127)	(1)	4,382			4,381
Balances at June 30, 2011	95,338	$953	$411,273	$3,104	$(45,862)	$(369,468)

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income	Earnings	Equity
Balances at December 31, 2009	93,933	$939	$399,199	$914	$293,746	$694,798
Net loss					(30,095)	(30,095)
Foreign currency translation adjustment				(346)		(346)
Decrease in unrealized loss from cash flow hedge (net of income tax of $220)				408		408
Comprehensive loss						(30,033)
Stock-based compensation plans	283	3	5,080			5,083
Balances at June 30, 2010	94,216	$942	$404,279	$976	$263,651	$669,848

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(23,759)	$(30,095)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	34,352	34,825
Stock compensation expense	4,599	3,578
Deferred income tax benefit	(1,838)	(2,858)
Gain on sale of assets and other	(3,319)	(1,307)
Provision for doubtful accounts	(2,240)	(167)
Deferred financing costs	893	586
Changes in operating assets and liabilities:
Accounts receivable, net	(9,109)	29,765
Income tax receivable and payable, net	(17,424)	(20,761)
Other current assets	1,846	8,199
Deferred drydock costs	(4,379)	(4,778)
Accounts payable and accrued liabilities	(43)	(10,338)
Other noncurrent assets and liabilities, net	(4,823)	1,397
Net cash (used) provided by operating activities	(25,244)	8,046

Cash Flows From Investing Activities:
Additions to property and equipment	(23,534)	(27,669)
Insurance proceeds from loss and sales of property	6,767	4,527
Net cash used in investing activities	(16,767)	(23,142)

Cash Flows From Financing Activities:
Repayments on term loan	(15,336)	(40,000)
Draws on revolving credit facility	34,300	20,000
Net cash (used) provided in financing activities	18,964	(20,000)

Effect of exchange rate changes on cash and cash equivalents	71	(141)
Net decrease in cash and cash equivalents	(22,976)	(35,237)
Cash and cash equivalents:
Balance, beginning of period	24,576	52,413
Balance, end of period	$1,600	$17,176

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$2,897	$3,492
Income taxes paid, net	$5,560	$12,964

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

Our balance sheet at December 31, 2010 included herein has been derived from the audited balance sheet at December 31, 2010 included in our 2010 Annual Report on Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to current period presentation and did not affect our reported net income or stockholders’ equity.  Interim results should not be taken as indicative of the results that may be expected for the year ending December 31, 2011.

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

Interest Rate Swap and Hedging Activities

To reduce the potentially adverse impact of changes in interest rates on our variable rate term loan, in August 2010 we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.645%.  This interest rate swap began to settle in December 2010 and will expire in December 2011.  In May 2011 we entered into a second twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.82%.  This interest rate swap will begin to settle in December 2011 and will expire in December 2012. Both interest rate swap instruments qualify as cash flow hedges under hedge accounting.  At June 30, 2011, the current interest rate swap instrument had a negative fair value of $0.3 million, which is recorded as current accrued liabilities.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  As of June 30, 2011, $0.2 million of present value of unrealized loss from our interest rate swap is recorded in other comprehensive income.  For the six months ended June 30, 2011, we reclassified $0.2 million of unrealized losses into earnings related to all settled cash flow hedges.

Changes in the fair value of an interest rate swap are deferred to the extent it is effective and are recorded as a component of accumulated other comprehensive income until the anticipated interest payments occur and are recognized in interest expense.  The ineffective portion of an interest rate swap, if any, will be recognized immediately in earnings.

We formally document all relations between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge ineffectiveness.  We also assess, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  Changes in the assumptions used could impact whether the fair value change in an interest rate swap is charged to earnings or accumulated other comprehensive income.

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

2.      Details of Certain Accounts

Other current assets consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Insurance claims to be reimbursed	$368	$1,806
Prepaid job costs	3,546	2,847
Prepaid insurance	33	4,102
Prepaid other	1,051	417
Supplies and spare parts inventory	1,852	2,154
Other receivables	7,625	4,379
Other	897	1,734
	$15,372	$17,439

Other long-term assets, net, consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Intangible assets with definite lives, net	$2,204	$2,773
Deferred financing costs	8,284	3,644
Equipment deposits and other	1,845	2,801
	$12,333	$9,218

Accrued liabilities consisted of the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,	December 31,
	2011	2010
Accrued payroll and related benefits	$8,800	$7,762
Insurance claims to be reimbursed	5,033	1,806
Accrued insurance	7,138	7,529
Interest rate swap	281	282
Accrued taxes other than income	2,285	2,320
Other	2,095	3,577
	$25,632	$23,276

3.      Long-term Debt

We have a senior secured credit facility with certain financial institutions, consisting of a $150 million term loan and a $300 million revolving credit facility, both of which mature on April 26, 2016.  As of June 30, 2011, we had outstanding debt of $150 million under the term loan, with no quarterly principal payments required until June 30, 2012 when quarterly principal payments of $2 million commence.  The quarterly principal payments will remain at $2 million until June 30, 2013 when they increase to $4 million for the duration of the facility.  A final payment of approximately $94 million will be due at maturity on April 26, 2016. As of June 30, 2011, we had outstanding borrowings of $34.3 million under our revolving credit facility, as well as $0.9 million of issued and outstanding letters of credit under our revolving credit facility and approximately $2.4 million of outstanding warranty and bid bonds.  The amount we can borrow under our revolving credit facility is limited by outstanding borrowings, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.  Based on our consolidated leverage (debt to EBITDA) ratio and outstanding borrowings and letters of credit as of June 30, 2011, we had approximately $174.8 million available for borrowing under our revolving credit facility.

Effective April 26, 2011, we renewed our senior secured credit facility for five years through April 2016 in connection with which we significantly reduced our quarterly principal payments on the term loan.  The term loan and the revolving loans (together, the “Loans”) may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus ½ of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin.  The interest rate margins on the Loans range from 1.50% to 2.25% on Base Rate Loans and 2.50% to 3.25% on Eurodollar Rate Loans.  The interest rate margins on the Loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the credit agreement.  Under the renewed credit facility, our permitted debt to EBITDA leverage ratio is 4.25x for the period through September 30, 2011, and thereafter decreases to 3.75x.

At June 30, 2011 and December 31, 2010, respectively, we were in compliance with all debt covenants contained in our credit facility. The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon and Eclipse), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

4.      Income Taxes

As of June 30, 2011 and December 31, 2010 we had $1.3 million and $1.2 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 66.1% and 36.4% for the three and six months ended June 30, 2011, respectively, compared to an effective tax expense rate of 11% for the three months ended June 30, 2010 and a tax benefit rate of 26% for the six months ended June 30, 2010.  The increase in the tax benefit was primarily due to a combination of changes in (i) the management structure of certain foreign operations and (ii) pricing agreements between the US and certain foreign subsidiaries.

For the three and six months ended June 30, 2011 and June 30, 2010, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year based on the current volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at June 30, 2011 and June 30, 2010 was based on the actual year-to-date results.

Tax Assessments

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (SAT), the Mexican taxing authority, for approximately $283.5 million pesos (U.S. $26.3 million using the foreign exchange rate at June 30, 2011, including penalties and interest).  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe that under the Mexico and United States double taxation treaty these services are not taxable and that the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  All pleadings have been filed and we are awaiting the court’s decision.  However, the ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. However, an unfavorable outcome with respect to the Mexico tax assessment could have a material adverse effect on our financial position, results of operations and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amended returns for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for prior years, there is a five-year statute of limitations under Mexican tax law, so our tax years 2005 through 2010 remain open for examination in Mexico.

While we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

5.      Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $0.4 million and $1.8 million as of June 30, 2011 and December 31, 2010, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

During the first quarter of 2011, we realized an insurance recovery of $2.8 million for a specific claim incurred in a prior year related to a fire that damaged one of our barges, which we have recorded in gain on sale of assets and other in the accompanying consolidated statement of operations.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of a master agreement we entered into with Helix Energy Solutions Group, Inc. (“Helix”) in contemplation of our IPO in 2006, we assumed and will indemnify Helix for liabilities related to our business, other than tax liabilities, relating to our pre-IPO operations.

6.      Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $51.0 million and $94.8 million for the three and six months ended June 30, 2011, respectively, and $14.9 million and $28.0 million for the three and six months ended June 30, 2010, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters. Net property and equipment in foreign locations were $165.0 million and $166.0 million at June 30, 2011 and December 31, 2010, respectively.

7.      Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common shares by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(5,014)	$(10,966)	$(23,759)	$(30,095)
Net loss attributable to common shares	$(5,014)	$(10,966)	$(23,759)	$(30,095)

Denominator:
Basic weighted average shares outstanding	91,659	91,059	91,674	91,030
Diluted weighted-average shares outstanding	91,659	91,059	91,674	91,030

Loss per share:
Total basic	$(0.05)	$(0.12)	$(0.26)	$(0.33)
Total diluted	$(0.05)	$(0.12)	$(0.26)	$(0.33)

8.      Performance Share Units

In December 2010 and 2009, we granted to certain of our officers a total of 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  During 2010, 51,036 performance share units granted in December 2009 were forfeited back to the plan, and during the first six months of 2011, 14,763 performance share units granted in December 2009 and 2010 were forfeited back to the plan.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2013 (in the case of the December 2010 grant) and December 31, 2012 (in the case of the December 2009 grant).  The awards vest 100% on December 31, 2013 and December 31, 2012, respectively, and are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.  For the three and six months ended June 30, 2011, compensation expense related to the performance share units was $0.1 million and $0.4 million, respectively.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying footnotes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Business and Properties sections included in our 2010 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors” included in our 2010 Annual Report on Form 10-K.

Overview

Financial Performance

We generated a net loss of $23.8 million for the first six months ended June 30, 2011 compared to a net loss of $30.1 million for the same period in 2010.  During the six months ended June 30, 2011 we generated revenues of $219.5 million compared to revenues of $181.6 million generated in the same period in 2010.

Our first half 2011 performance continued to be affected by typical winter seasonality, which extended into the second quarter as well as our required regulatory drydock schedule and continued challenging market conditions in the Gulf of Mexico arising primarily from limited permitting activity following the Macondo well blowout.  Although permitting activity is recovering, the pace of such activity is significantly slower than in the years preceding the Macondo incident.  The reduction in permitting activity has a direct negative affect on offshore construction in the Gulf of Mexico which, together with increased competition for our services in Southeast Asia, continues to adversely affect our financial results.  Positive contributions to our financial results during the first six months of 2011 included strong diving activity in Australia and successful execution of a large construction project in the Bahamas which was completed in the second quarter.

Business and Outlook

The Macondo well disaster has had a dramatically negative affect on oil and gas exploration activities in the Gulf of Mexico, and there remains a significant amount of uncertainty in the market regarding the regulatory environment for our industry.  We believe this uncertainty will continue to suppress our customers’ spending levels for some time and although permitting activity in the Gulf of Mexico is recovering, many of our services lag behind new drilling activity and we expect the challenging market conditions that we have been experiencing since in 2010 to continue throughout the remainder of 2011 and possibly beyond. It is unclear how long these factors will continue to disrupt the market conditions for our industry.

Internationally, in addition to completing a large construction project in the Bahamas in the second quarter of 2011 we commenced a pipelay project in Mexico, which will be completed in the third quarter.  We also remain busy with diving related work on the Gorgon project in Australia with increased activity expected in the third and fourth quarters as we enter into a more active phase of the project.  Markets in the Eastern Hemisphere continue to be highly competitive due to the increased marine construction capacity that has come into service.

Generally, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish offshore oil and natural gas production, which should drive long-term demand for our services.

Backlog

As of June 30, 2011, our backlog supported by written agreements or contract awards totaled approximately $176.1 million, compared to approximately $191.5 million as of December 31, 2010 and $302 million at June 30, 2010.  Approximately 68% of our current backlog is expected to be performed during 2011, and the remainder is expected to be performed in 2012.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

During the first half of 2011, we experienced customary seasonal conditions on the Gulf of Mexico OCS, the effect of which was further impacted by reduced construction work due to significantly less drilling activity in 2010, our regulatory drydock schedule, as well as reduced activity levels compared to higher activity during the same period of 2010 due to oil spill cleanup efforts following the Macondo well blowout.  Offsetting these factors was utilization related to the Bahamas project, which was completed in the second quarter 2011, and the Mexico project, which commenced in the second quarter.  The factors resulted in a net increase in vessel utilization of 1% across our fleet for the six months ended June 30, 2011, compared to the prior year period.

The following table shows the size of our fleet and effective utilization of our vessels during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	60%	8	62%	8	54%	8	50%
Surface Diving	11	46%	11	61%	11	40%	11	42%
Construction Barges	10	27%	10	25%	10	21%	10	16%
Entire Fleet	29	43%	29	50%	29	37%	29	36%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each quarter and does not reflect vessels in drydocking or taken out of service for upgrades.

Results of Operations

Operating Results

	Three Months Ended June 30,		Increase/(Decrease) (1)		Six Months Ended June 30,		Increase/(Decrease) (1)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Revenues	$124,040	$124,217	$(177)	0%	$219,471	$181,635	$37,836	21%
Gross profit (loss)	1,654	7,457	(5,803)	(78%)	(5,572)	(7,952)	(2,380)	(30%)

Vessel Utilization	43%	50%	(7%)	—	37%	36%	1%	—

(1)	Percentage comparison for vessel utilization is not meaningful.

Revenues for the three months ended June 30, 2011 decreased from the same period ended June 30, 2010 by $0.2 million.  Revenues for the six months ended June 30, 2011 increased from the same period ended June 30, 2010 by $37.8 million, or 21%.

Gross profit for the three months ended June 30, 2011 decreased from the same period ended June 30, 2010 by $5.8 million, or 78%.  Gross loss for the six months ended June 30, 2011 improved from the same period ended June 30, 2010 by $2.4 million, or 30%.

While our revenues were relatively flat for the second quarter of 2011 compared to 2010, gross profit for the three months ended June 30, 2011 decreased from the prior year three month period primarily due to reduced activity and lower margins in the Gulf of Mexico in the 2011 period due to slower than expected recovery in permitting activity and continued uncertainty in the region compared to the same period in 2010 due to oil spill cleanup efforts following the Macondo well blowout.  Revenues and gross loss improved for the six months ended June 30, 2011 compared to the prior year six month period primarily due to revenue and profit on our construction projects in the Bahamas and Mexico and diving related work in Australia, partially offset by the decline in activity in the Gulf of Mexico.

Selling and administrative expenses

	Three Months Ended June 30,		Increase/(Decrease) (1)		Six Months Ended June 30,		Increase/(Decrease) (1)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Selling and administrative expenses	$16,883	$15,615	$1,268	8%	$32,836	$30,139	$2,697	9%
Selling and administrative expenses as a percentage of revenues	14%	13%	1%	—	15%	17%	(2%)	—

(1)	Percentage comparison for selling and administrative expenses as a percentage of revenue is not meaningful.

Selling and administrative expenses for the three and six months ended June 30, 2011 increased from the same periods ended June 30, 2010 by $1.3 million, or 8%, and $2.7 million, or 9%, respectively.  The increase included $1.1 million of one-time severance and restructuring costs in our Southeast Asia region.  As a percentage of revenue, SG&A was 14% and 15% for the three and six months ended June 30, 2011 compared to 13% and 17% for the same periods of 2010, respectively.  SG&A as a percentage of revenues for the six months of 2011 improved from the first six months of 2010 due to the increase in revenues in 2011.

Provision for doubtful accounts

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$(2,240)	$—	$(2,240)	(100%)	$(2,240)	$(167)	$(2,073)	(1241%)

No provision for doubtful accounts was recorded during the three and six months ended June 30, 2011.  The reversal of provision for doubtful accounts during the second quarter of 2011 is due to a collection of a receivable previously reserved as bad debt on a West Africa project.  The reversal of provision for doubtful accounts recorded during the first quarter of 2010 resulted from the collection of trade receivables from the court administering the bankruptcy of a previous customer.

Gain on sales of assets and other income (expense), net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Gain on sale of assets and other	$487	$117	$370	316%	$3,319	$1,307	$2,012	154%
Other (income) expense, net	14	(27)	41	152%	162	(68)	230	338%

During the three months ended June 30, 2011 we sold our Sabine Pass facility, one of our barges that was previously damaged by fire and miscellaneous equipment to various third parties for $3.9 million, and we recognized a net gain on the sales of $0.5 million.  During the first quarter of 2011, we received an insurance settlement in the amount of $2.8 million for a specific claim incurred in a prior year related to a fire that damaged one of our barges.

During the three months ended June 30, 2010, we sold two utility vessels to various third parties for $0.6 million and recognized a net gain on the sales of $0.1 million.  During the first quarter of 2010, we sold a portable saturation system to a third party for cash proceeds totaling $3.7 million and recognized a gain on the sale of $1.1 million.

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense, net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$2,314	$1,833	$481	26%	$4,341	$4,291	$50	1%

The increase in interest expense, net from the three and six months ended June 30, 2010 to the same periods in 2011 is primarily due to increased amortization of deferred finance costs relating to the renewal of the credit facility.  In connection with the renewal of our term loan for five years, our quarterly principal payments have been significantly reduced.

Income tax benefit

	Three Months Ended June 30,		Increase/(Decrease)(1)		Six Months Ended June 30,		Increase/(Decrease)(1)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
Income tax expense (benefit)	$(9,816)	$1,119	$10,935	$—	$(13,593)	$(10,745)	$2,848	—

(1)	Percentage comparison is not meaningful.

Our effective tax benefit rate was 66.1% and 36.4% for the three and six months ended June 30, 2011, respectively, compared to an effective tax expense rate of 11% for the three months ended June 30, 2010 and a tax benefit rate of 26% for the six months ended June 30, 2010.  The increase in the tax benefit was primarily due to a combination of changes in (i) the management structure of certain foreign operations and (ii) pricing agreements between the US and certain foreign subsidiaries.

For the three and six months ended June 30, 2011 and June 30, 2010, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year based on the current volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at June 30, 2011 and June 30, 2010 was based on the actual year-to-date results.

Net Loss

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands, except per share data)		(in thousands, except %)		(in thousands, except per share data)		(in thousands, except %)
Net loss	$(5,014)	$(10,966)	$(5,952)	(54%)	$(23,759)	$(30,095)	$(6,336)	(21%)
Weighted average fully-diluted shares outstanding	91,659	91,059	600	1%	91,674	91,030	644	1%
Fully-diluted loss per share	(0.05)	(0.12)	(0.07)	(58%)	(0.26)	(0.33)	(0.07)	(21%)

Net loss for the three and six months ended June 30, 2011 improved from the same periods ended June 30, 2010 by $6.0 million, or 54%, and $6.3 million, or 21%, respectively, and fully-diluted loss per share improved from the same periods ended June 30, 2010 by $0.07, or 58%, and $0.07, or 21%, respectively, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and pursue joint ventures or acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions.  For 2011, we anticipate capital expenditures, excluding acquisitions or investments in joint ventures, of approximately $63.1 million for vessel improvements and replacements, and $3.8 million of regulatory drydock costs.  In connection with our business strategy, we regularly evaluate acquisition and joint venture opportunities, including vessels and marine contracting businesses. We believe that our access to liquidity will provide the necessary capital to fund our business activities and achieve our near-term and long-term growth objectives. We expect to be able to fund our activities for the next twelve months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.  Given the current market conditions, we rely on our credit facility for liquidity purposes and further deterioration in the market conditions could adversely impact this.

At June 30, 2011, we had a credit facility, consisting of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At June 30, 2011, we had outstanding debt of $150 million under our term loan, including current maturities and $34.3 million outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on April 26, 2016.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At June 30, 2011 and December 31, 2010, respectively, we were in compliance with all debt covenants under our credit facility.

On April 26, 2011, we renewed our senior secured credit facility for five years through April 2016.  The $450 million credit facility consists of a $300 million revolving credit facility and a $150 million term loan.  In connection with the renewed credit facility, our quarterly principal payments on the term loan were significantly reduced such that no payments are required until June 30, 2012 when quarterly principal payments in the amount of $2 million commence.  The quarterly principal payments will remain at $2 million until June 30, 2013 when they increase to $4 million for the duration of the facility. A final payment of approximately $94 million will be due at maturity on April 26, 2016.  The term loan and the revolving loans (together, the “Loans”) may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus ½ of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin. The interest rate margins on the Loans range from 1.50% to 2.25% on Base Rate Loans and 2.50% to 3.25% on Eurodollar Rate Loans.  The interest rate margins on the Loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the credit agreement.  Our current blended total interest rate is approximately 3.3% for the term loan and 2.9% for the revolving loan.  Under the renewed credit facility, our permitted debt to EBITDA leverage ratio is 4.25x for the period through September 30, 2011, and thereafter decreases to 3.75x.

At June 30, 2011, we had $1.6 million of cash on hand, issued and outstanding letters of credit of $0.9 million under our revolving credit facility, and $2.4 million of outstanding warranty and bid bonds.  The amount we can borrow under our $300 million revolver is limited by outstanding borrowings, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.  Based on our consolidated leverage (debt to EBITDA) ratio and outstanding borrowings and letters of credit as of June 30, 2011, we had approximately $174.8 million available for borrowing under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(25,244)	$8,046
Investing activities	(16,767)	(23,142)
Financing activities	18,964	(20,000)
Effect of exchange rate changes on cash and cash equivalents	71	(141)
Net decrease in cash and cash equivalents	$(22,976)	$(35,237)

Operating Activities.  Net cash used by operating activities totaled $25.2 million during the first six months of 2011 compared to net cash provided by operating activities of $8.0 million in the first six months of 2010.  The primary reason for the decrease in cash flows from operating activities is the net loss of $23.8 million generated during the six month period ended 2011 compared to net loss of $30.1 million generated during the same period in 2010.  Net loss adjusted for non-cash items, such as depreciation and amortization, stock-based compensation and deferred income tax expense, provided $8.7 million and $4.6 million of cash, respectively, and net changes in our working capital and other balance sheet accounts used $33.9 million and provided $3.4 million of cash, respectively, during the first six months of 2011 and 2010.

Investing Activities.  Net cash used for investing activities was $16.8 million during the first six months of 2011 compared to $23.1 million in the first six months of 2010.  During the first six months of 2011 and 2010, cash used for capital expenditures was $23.5 million and $27.6 million, respectively, and cash provided by sales of assets and insurance proceeds from loss was $6.8 and $4.5 million, respectively.

Financing Activities.  Net cash generated from financing activities was $19.0 million during the first half of 2011 compared to net cash used of $20.0 million in the first half of 2010.  During the first half of 2011, we made scheduled payments of $15.3 million under our term loan and borrowed $34.3 million under our revolving credit facility due to our normal working capital requirements.  During the first half of 2010, we made scheduled payments of $40 million under our term loan and borrowed $20 million under our revolving credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2011, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2010 Annual Report on Form 10-K.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risk during the six months ended June 30, 2011 from those reported under Part II, Item 7A of our 2010 Annual Report on Form 10-K.

In August 2010, we entered into a twelve-month interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments. This interest rate swap began to settle in December 2010 and will expire in December 2011.  In May 2011 we entered into a second twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments.  This interest rate swap will begin to settle in December 2011 and will expire in December 2012.  We expect the current interest rate swap instrument to effectively fix our variable interest payments made on $100 million of our term loan, or approximately 67% as of June 30, 2011, at 0.82% plus the current average applicable loan margin of approximately 2.75% for a total interest rate of 3.27%. Both interest rate swap instruments are accounted for as cash flow hedges.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                      Risk Factors.

There have been no material changes during the three months ended June 30, 2011 to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 to April 30, 2011(1)	744	$7.34	—	N/A
May 1 to May 31, 2011(1)	114	$6.30	—	N/A
June 1 to June 30, 2011(1)	483	$6.25	—	N/A
	1,341	$6.86	—	N/A

(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.                 Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 20.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: August 3, 2011	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: August 3, 2011	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	000-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1	Credit Agreement dated April 26, 2011 among Cal Dive International, Inc. and Bank of America, N.A., as Administration Agent, together with the other lenders parties thereto		8-K	000-33206	4/27/11
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X