Form 10-Q
period 2011-09-30
Cal Dive International, Inc.
filed 2011-11-02
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, the Registrant had issued and outstanding 95,034,427 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or its subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Cal Dive International, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share par value)

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,698	$24,576
Accounts receivable -
Trade, net of allowance for doubtful accounts of $8,939 and $6,039, respectively	93,880	86,239
Contracts in progress	36,195	26,829
Income tax receivable	15,737	2,182
Deferred income taxes	3,919	3,425
Other current assets	35,352	17,439
Total current assets	191,781	160,690

Property and equipment	743,725	799,757
Less - Accumulated depreciation	(244,391)	(231,966)
Net property and equipment	499,334	567,791

Other assets:
Deferred drydock costs	13,823	14,602
Other assets, net	11,224	9,218
Total assets	$716,162	$752,301
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,469	$58,685
Current maturities of long-term debt	4,000	59,328
Income tax payable	—	4,462
Accrued liabilities	21,785	23,281
Total current liabilities	92,254	145,756

Long-term debt	180,500	106,008
Deferred income taxes	105,237	109,434
Other long term liabilities	2,698	3,392
Total liabilities	380,689	364,590

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 95,013 and 95,465 shares, respectively	950	954
Capital in excess of par value of common stock	413,750	406,891
Accumulated other comprehensive income	1,002	1,969
Retained (deficit) earnings	(80,229)	(22,103)
Total stockholders’ equity	335,473	387,711
Total liabilities and stockholders’ equity	$716,162	$752,301

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$132,906	$193,793	$352,377	$375,428
Cost of sales	120,856	147,072	345,899	336,659
Gross profit	12,050	46,721	6,478	38,769
Goodwill impairment	—	292,469	—	292,469
Fixed assets impairment	36,638	23,151	36,638	23,151
Selling and administrative expenses	13,438	15,121	46,274	45,260
Gain on sale of assets and other	419	6	3,738	1,313
Provision for doubtful accounts	—	—	(2,240)	(167)
Loss from operations	(37,607)	(284,014)	(70,456)	(320,631)
Interest expense, net	2,071	2,544	6,412	6,835
Other expense, net	48	192	210	124
Loss before income taxes	(39,726)	(286,750)	(77,078)	(327,590)
Income tax benefit	(5,359)	(3,378)	(18,952)	(14,123)
Net loss	$(34,367)	$(283,372)	$(58,126)	$(313,467)

Loss per common share:
Basic loss per share	$(0.37)	$(3.11)	$(0.63)	$(3.44)
Fully-diluted loss per share	$(0.37)	$(3.11)	$(0.63)	$(3.44)

Weighted average shares outstanding:
Basic	91,673	91,065	91,689	91,042
Fully-diluted	91,673	91,065	91,689	91,042

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (unaudited)
(in thousands)

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income	Deficit	Equity
Balances at December 31, 2010	95,465	$954	$406,891	$1,969	$(22,103)	$387,711
Net loss					(58,126)	(58,126)
Foreign currency translation adjustment				(799)		(799)
Increase in unrealized loss from cash flow hedge (net of income tax of $90)				(168)		(168)
Comprehensive loss						(59,093)
Stock-based compensation plans	(452)	(4)	6,859			6,855
Balances at September 30, 2011	95,013	$950	$413,750	$1,002	$(80,229)	$335,473

				Accumulated
				Other
			Capital	Compre-		Total
	Common Stock		in Excess	hensive	Retained	Stockholders’
	Shares	Par value	of Par	Income	Deficit	Equity
Balances at December 31, 2009	93,933	$939	$399,199	$914	$293,746	$694,798
Net loss					(313,467)	(313,467)
Foreign currency translation adjustment				374		374
Decrease in unrealized loss from cash flow hedge (net of income tax of $126)				234		234
Comprehensive loss						(312,859)
Stock-based compensation plans	247	3	6,797			6,800
Balances at September 30, 2010	94,180	$942	$405,996	$1,522	$(19,721)	$388,739

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:
Net loss	$(58,126)	$(313,467)
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	51,168	51,953
Stock compensation expense	7,163	5,366
Deferred income tax benefit	(4,888)	(10,259)
Gain on sale of assets and other	(3,738)	(1,313)
Provision for doubtful accounts	(2,240)	(167)
Deferred financing costs	1,321	1,042
Goodwill impairment	—	292,469
Fixed assets impairment	36,638	23,151
Changes in operating assets and liabilities:
Accounts receivable, net	(15,510)	11,687
Income tax receivable and payable, net	(17,826)	(16,565)
Other current assets	(2,293)	178
Deferred drydock costs	(5,663)	(6,174)
Accounts payable and accrued liabilities	2,822	3,843
Other noncurrent assets and liabilities, net	(5,658)	83
Net cash (used) provided by operating activities	(16,830)	41,827

Cash Flows From Investing Activities:
Additions to property and equipment	(27,344)	(36,079)
Sales of assets and insurance proceeds	7,210	4,480
Net cash used in investing activities	(20,134)	(31,599)

Cash Flows From Financing Activities:
Repayments on term loan	(15,336)	(74,832)
Draws on revolving credit facility	34,500	25,000
Net cash (used) provided in financing activities	19,164	(49,832)

Effect of exchange rate changes on cash and cash equivalents	(78)	178
Net decrease in cash and cash equivalents	(17,878)	(39,426)
Cash and cash equivalents:
Balance, beginning of period	24,576	52,413
Balance, end of period	$6,698	$12,987

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$4,895	$5,384
Income taxes paid, net	$3,542	$13,059

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

Fixed Asset Impairment

Under Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), we perform an annual impairment review of our long-lived assets.  For long-lived assets, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, historical or future profitability measurements and other relevant external market conditions or factors.  If we determine that an impairment of a long-lived asset has occurred, we recognize a loss on our financial statements equal to the difference between the carrying amount and the fair value of the asset.

During the third quarter of 2011, we determined that impairment indicators existed with respect to certain of our long-lived fixed assets including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region and an idle shallow water pipelay barge from which most of its equipment had been removed.  We evaluated the recoverability of these fixed assets, the fair value of which we included in the impairment analysis determined by using the income valuation approach, market based appraisals and estimated scrap value.  As a result of this analysis we recorded $36.6 million of pre-tax fixed assets impairment expense for the third quarter ended September 30, 2011.

During the third quarter of 2010, we performed an impairment test on four idle construction barges and determined that they were subject to impairment indicators resulting from the uncertain outlook regarding their future utilization.  The fair values of three of the barges were determined using the income valuation approach and the fair value of the fourth barge was based on its scrap value.  As a result of this analysis we recorded $23.2 million of pre-tax fixed assets impairment expense for the third quarter ended September 30, 2010.

Interest Rate Swap and Hedging Activities

To reduce the potentially adverse impact of changes in interest rates on our variable rate term loan, in August 2010 we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.645%.  This interest rate swap began to settle in December 2010 and will expire in December 2011.  In May 2011, we entered into a second twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.82%.  This interest rate swap will begin to settle in December 2011 and will expire in December 2012.  In August 2011, we entered into a third twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.585%.  This interest rate swap will begin to settle in December 2012 and will expire in December 2013.  All of these interest rate swap instruments qualify as cash flow hedges under hedge accounting.  From time to time, there may be economic sharing among more than one counterparty related to our interest rate swaps.  At September 30, 2011, the interest rate swap instruments had a negative fair value of $0.5 million, which is recorded as current accrued liabilities.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  As of September 30, 2011, $0.2 million of present value of unrealized loss from our interest rate swap is recorded in other comprehensive income.  The estimated net amount of the losses that are reported in accumulated other comprehensive income as of September 30, 2011 that are expected to be reclassified into earnings within the next 12 months is $0.3 million.  For the nine months ended September 30, 2011, we reclassified $0.3 million of unrealized losses into interest expense, net, in the consolidated statement of operations related to all settled cash flow hedges.

Changes in the fair value of an interest rate swap are deferred to the extent it is effective and are recorded as a component of accumulated other comprehensive income until the anticipated interest payments occur and are recognized in interest expense.  The ineffective portion of an interest rate swap, if any, will be recognized immediately in earnings.

We use derivative financial instruments to hedge the impact of market price risk exposure primarily due to variable interest rate exposure related to our debt.  To reduce the impact of these risks on earnings and to increase the predictability of our cash flows, we enter into interest rate swaps from time to time.  We formally document all relations between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge effectiveness.  We also assess, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  Changes in the assumptions used could impact whether the fair value change in an interest rate swap is charged to earnings or accumulated other comprehensive income.

Fair Value Measurements

We follow the provisions of the FASB ASC Topic 820, Fair Value Measurements and Disclosures.  The standard on fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. This standard defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

This standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; or

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The valuation techniques that may be used to measure fair value are as follows:

(A)	Market approach – uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

(B)
Income approach – uses valuation techniques to convert future amounts to a single present amount based on current market expectations about those future amounts, including present value.  Critical estimates used in this approach include discount rates, useful lives and scrap values.

(C)	Cost approach – based on the amount that currently would be required to replace the service capacity of the asset (replacement cost).

We measure our interest rate swaps on a recurring basis using an income approach where expected future cash flows are converted to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models). The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at September 30, 2011 (in thousands):

	September 30,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$488	$—	$488	$—

The following table provides additional information related to the assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	December 31,	Fair Value Measurements at Reporting Date Using
	2010	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$282	$—	$282	$—

We review long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For the three months ended September 30, 2011, we recorded an impairment expense related to certain fixed assets. After recording the impairment expense, the fair values of the impaired fixed assets held for use and held for sale were reduced to $18.6 million and $11.5 million, respectively.  The fair value of these assets was determined using the income valuation approach, market based appraisals and estimated scrap value.  The following table provides additional information related to the fixed assets that were impaired in the current period and measured at fair value on a non-recurring basis at September 30, 2011 (in thousands):

	September 30,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Surface diving	$4,258	$—	$—	$4,258
Saturation diving	17,436	—	—	17,436
Construction barges	8,436	—	—	8,436

The following table provides additional information related to the fixed assets that were impaired in the year ended December 31, 2010 and measured at fair value on a non-recurring basis at September 30, 2010 (in thousands):

	September 30,	Fair Value Measurements at Reporting Date Using
	2010	Level 1	Level 2	Level 3
Construction barges	$36,992	$—	$—	$36,992

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

2.  Details of Certain Accounts

Other current assets consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Insurance claims to be reimbursed	$168	$1,806
Prepaid job costs	4,130	2,847
Prepaid insurance	5,677	4,102
Prepaid other	975	417
Other receivables	2,720	4,379
Assets held for sale(1)	16,284	—
Supplies and spare parts inventory	1,708	2,154
Other	3,690	1,734
	$35,352	$17,439

(1)
Included in current assets as assets held for sale are our Singapore office building and a dive support vessel located in Southeast Asia. We elected to sell these assets to reduce our cost and operational structure in the Southeast Asia region due to the highly competitive nature of that market and the increased marine construction capacity now available in that area. We estimate that the sale of these assets will be completed within the next 12 months although no assurances can be given on this timing.

Other long-term assets, net, consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Intangible assets with definite lives, net	$1,917	$2,773
Deferred financing costs	7,855	3,644
Equipment deposits and other	1,452	2,801
	$11,224	$9,218

Accrued liabilities consisted of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Accrued payroll and related benefits	$4,772	$7,762
Insurance claims to be reimbursed	168	1,806
Accrued insurance	7,124	7,529
Interest rate swap	488	282
Unearned revenue	2,063	—
Accrued taxes other than income	2,336	2,320
Other	4,834	3,582
	$21,785	$23,281

3.  Long-term Debt

At September 30, 2011, we had a senior secured credit facility with certain financial institutions, consisting of a $150 million term loan and a $300 million revolving credit facility, both of which mature on April 26, 2016.  As of September 30, 2011, we had outstanding debt of $150 million under the term loan, with no quarterly principal payments required until June 30, 2012, when quarterly principal payments of $2 million commence.  The quarterly principal payments will remain at $2 million until June 30, 2013 when they increase to $4 million for the duration of the facility.  A final payment of approximately $94 million will be due at maturity on April 26, 2016.  Additionally, as of September 30, 2011, we had $34.5 million outstanding under our revolving credit facility, as well as $0.2 million of issued and outstanding letters of credit under our revolving credit facility and approximately $2.4 million of outstanding warranty and bid bonds.  Except as otherwise noted below with respect to the October 2011 amendment to our credit facility, the amount we can borrow under our revolving credit facility is limited by outstanding borrowing, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.

Under the credit facility, our permitted leverage (debt to EBITDA) ratio was 4.25x for the period through September 30, 2011, and after giving effect to the October 2011 amendment to our credit facility, our permitted leverage ratio was increased to 5.0x for the period through December 31, 2011.  Based on our consolidated leverage (debt to EBITDA) ratio and outstanding borrowing and letters of credit as of September 30, 2011, we had approximately $52 million available for borrowing under our revolving credit facility.

By an amendment dated October 7, 2011, but effective as of October 11, 2011, we amended our senior secured credit facility to, among other things, (i) increase our permitted maximum consolidated leverage (debt to EBITDA) ratio to 5.0x for the fiscal quarter ending December 31, 2011; (ii) permanently reduce the size of the revolving credit facility from $300 million to $150 million and temporarily remove the $100 million accordion feature; (iii) for the fiscal quarter ending March 31, 2012, temporarily limit the amount available for borrowing and letters of credit under the $150 million revolving credit facility to $75 million and waive the leverage ratio covenant; (iv) eliminate the current EBITDA to interest financial covenant effective immediately, and, beginning in the fiscal quarter ending June 30, 2012, replace it with a fixed charge coverage ratio covenant of not less than 1.25x; and (v) temporarily add a collateral coverage sublimit on the amount available for borrowing under the revolving credit facility.

At September 30, 2011 and December 31, 2010, respectively, we were in compliance with all debt covenants contained in our credit facility. The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon and Eclipse), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

See Note 9-Subsequent Event for more information on the October 2011 amendment to our credit agreement.

4.  Income Taxes

As of September 30, 2011 and December 31, 2010 we had $1.3 million and $1.2 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 13.5% and 24.6% for the three and nine months ended September 30, 2011, respectively, compared to an effective tax benefit rate of 1.2% and 4.3% for the three months and nine months ended September 30, 2010, respectively.  The increase in the tax benefit was primarily due to the non-recurring goodwill impairment charge recorded in the third quarter of 2010, which had a minimal tax benefit, and a combination of changes in (i) the management structure of certain foreign operations and (ii) pricing agreements between the U.S. and certain foreign subsidiaries.

Our income tax expense for the three and nine months ended September 30, 2011 was computed by applying estimated annual effective tax rates to income before income taxes for the interim periods.  For the three and nine months ended September 30, 2010, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year based on the volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at September 30, 2010 was based on the actual year-to-date results.

Tax Assessments

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (“Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (“SAT”), the Mexican taxing authority, for approximately $283.5 million pesos (U.S. $23.6 million using the foreign exchange rate at September 30, 2011, including penalties and interest).  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  We have consulted with our Mexican counsel and believe that under the Mexico and United States double taxation treaty these services are not taxable and that the tax assessment itself is invalid.  Accordingly, we have not recorded a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  We believe that our position is supported by law and intend to vigorously defend our position.  All pleadings have been filed and we are awaiting the court’s decision.  The ultimate outcome of this litigation and our potential liability from this assessment, if any, cannot be determined at this time. While an unfavorable outcome with respect to the Mexico tax assessment could have the potential for significant additional liability, we do not believe the outcome of this proceeding will have a material adverse effect on our financial position, results of operations and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amended returns for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for prior years, there is a five-year statute of limitations under Mexican tax law, so our tax years 2006 through 2010 remain open for examination in Mexico.

While we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments can involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

5.  Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $0.2 million and $1.8 million as of September 30, 2011 and December 31, 2010, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

During the first quarter of 2011, we realized an insurance recovery of $2.8 million for a specific claim incurred in a prior year related to a fire that damaged one of our barges, which we have recorded in gain on sale of assets and other in the accompanying consolidated statement of operations.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the General Maritime Laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of a master agreement we entered into with our former parent company, Helix Energy Solutions Group, Inc. (“Helix”), in contemplation of our IPO in 2006, we assumed and will indemnify Helix for liabilities related to our business, other than tax liabilities, relating to our pre-IPO operations.

6.  Business Segment Information

We have one reportable segment, marine contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $34.8 million and $129.6 million for the three and nine months ended September 30, 2011, respectively, and $32.2 million and $60.2 million for the three and nine months ended September 30, 2010, respectively.  The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.  Net property and equipment in foreign locations were $146.2 million and $166.0 million at September 30, 2011 and December 31, 2010, respectively.

7.  Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) attributable to common shares by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(34,367)	$(283,372)	$(58,126)	$(313,467)
Net loss attributable to common shares	$(34,367)	$(283,372)	$(58,126)	$(313,467)

Denominator:
Basic weighted-average shares outstanding	91,673	91,065	91,689	91,042
Diluted weighted-average shares outstanding	91,673	91,065	91,689	91,042

Loss per share:
Total basic	$(0.37)	$(3.11)	$(0.63)	$(3.44)
Total diluted	$(0.37)	$(3.11)	$(0.63)	$(3.44)

8.  Performance Share Units

In December 2010 and 2009, we granted to certain of our officers a total of 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  During 2010, 51,036 performance share units granted in December 2009 were forfeited back to the plan, and during the first nine months of 2011, 158,211 performance share units granted in December 2009 and 2010 were forfeited back to the plan.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period ending on December 31, 2013 (in the case of the December 2010 grant) and December 31, 2012 (in the case of the December 2009 grant).  The awards vest 100% on December 31, 2013 and December 31, 2012, respectively, and are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.  The fair value of the performance share units decreased to $0.1 million as of September 30, 2011, and as a result, we had a reduction in our compensation expense related to the performance share units of $0.8 million and $0.4 million for the three and nine months ended September 30, 2011, respectively.

9.  Subsequent Event

By an amendment dated October 7, 2011, but effective as of October 11, 2011, we amended our senior secured credit facility.  Under the amendment, our consolidated leverage ratio covenant (debt to EBITDA) was increased to 5.0x for the fiscal quarter ending December 31, 2011, and the size of the revolving credit facility was permanently reduced from $300 million to $150 million.  The amendment also temporarily eliminates our ability to exercise the “accordion” feature of the revolving credit facility to increase the amount of the facility to up to an additional $100 million.

In addition, for the fiscal quarter ending March 31, 2012, the amendment temporarily limits the amount available for borrowing and letters of credit under the $150 million revolving credit facility to $75 million, and requires us to meet either the leverage ratio covenant of 5.0x or have consolidated EBITDA for the trailing twelve months ending on March 31, 2012 of at least $25.2 million.  During this quarter and assuming we meet the minimum trailing twelve-month EBITDA covenant, the full $75 million will be available for borrowing and letters of credit and will not be limited by the leverage ratio.

Following the fiscal quarter ending March 31, 2012, and assuming we are in compliance with the covenants described above, the full $150 million of the revolver will again be available for borrowing and letters of credit (subject to the leverage ratio covenant), and our maximum permitted leverage ratio covenant will increase to 5.75x for the quarter ending June 30, 2012, decrease to 4.25x through September 30, 2012, decrease to 4.00x through December 31, 2012, and will return to 3.75x thereafter.  Prior to the amendment, the maximum permitted leverage ratio was 4.25x for the quarter ended September 30, 2011 and 3.75x for the quarter ending December 31, 2011 and thereafter.

Prior to the amendment, we were subject to an EBITDA to interest financial covenant.  As part of the amendment, this covenant was eliminated effective immediately, and beginning in the fiscal quarter ending June 30, 2012, will be replaced with a fixed charge coverage ratio covenant.  Under the new covenant, our fixed charge coverage ratio must not be less than 1.25x at any time during the fiscal quarter ending June 30, 2012 or any fiscal quarter thereafter.

The amendment also temporarily imposes a collateral coverage sublimit on the amount available under the revolving credit facility equal to the sum of (i) 80% of the orderly liquation value of each of our vessels that are subject to a vessel mortgage, and (ii) 80% of the value of all of our and our subsidiaries’ account receivables, less the outstanding amount of the term loan.  The amendment also temporarily limits or reduces permitted liens, investments, dispositions, and restricted payments under the negative covenants included in the credit agreement.

Once we deliver a compliance certificate that demonstrates a consolidated leverage ratio of not more than 3.75x and a fixed charge coverage ratio of not less than 1.25x as of the end of the most recent fiscal quarter, the collateral coverage sublimit will be removed, the $100 million accordion feature will be restored, and the various limits and restrictions in the negative covenants will be restored to the levels provided in the credit agreement, effective as of the date such compliance certificate is delivered.   The amendment made no changes to the $150 million term loan or its amortization schedule.

      The term loan and the revolving loans (together, the “Loans”) may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus ½ of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin.  After giving effect to the amendment, the interest rate margins on the Loans range from 3.50% to 4.25% on Eurodollar Rate Loans and 2.50% to 3.25% on Base Rate Loans.  The prior range for Eurodollar Rate Loans and Base Rate Loans was 2.50% to 3.25% and 1.50% to 2.25%, respectively.  The interest rate margins on the Loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the credit agreement.  Under the amendment, our permitted leverage (debt to EBITDA) ratio is 5.0x for the period through December 31, 2011.

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

Overview

Financial Performance

We generated a net loss of $58.1 million for the nine months ended September 30, 2011, including $36.6 million of non-cash, pre-tax impairment charges related to certain fixed assets, compared to a net loss of $313.5 million for the same period in 2010, including $315.6 million of non-cash, pre-tax impairment charges related to goodwill and certain fixed assets.  Excluding the after-tax impairment charges, we generated a net loss for the nine months ended September 30, 2011 of $29.3 million, and a net loss for the nine months ended September 30, 2010 of $11.0 million.  During the nine months ended September 30, 2011, we generated revenues of $352.4 million compared to revenues of $375.4 million generated in the same period of 2010.

Our year-to-date 2011 performance continued to be affected by challenging market conditions in the Gulf of Mexico and the highly competitive market in Southeast Asia.  While the recovery in the Gulf of Mexico following the Macondo well blowout has been slow, the permitting process, which affects all phases of our business, is continuing to improve.  We believe this will benefit our results in 2012 as demand for our new construction services lags behind drilling activity by six to 18 months.  Positive contributions to our financial results during the first nine months of 2011 included strong diving activity in Australia, the successful execution of a large construction project in the Bahamas which was completed in the second quarter and the commencement of a pipelay project in Mexico that we expect to be completed in the fourth quarter.  During the nine months ended September 30, 2011, we also successfully completed the bulk of our cost saving initiatives, which included headcount reductions.

For the three months ended September 30, 2011, we generated revenues of $132.9 million and a net loss of $34.4 million, including $36.6 million of non-cash, pre-tax impairment charges related to certain fixed assets, as compared to revenues of $193.8 million and a net loss of $283.4 million, including $315.6 million of non-cash, pre-tax impairment charges related to goodwill and certain fixed assets, generated in the same period in 2010.  Excluding the after-tax impairment charges, our net loss for the three months ended September 30, 2011 was $5.6 million and net income for the three months ended September 30, 2010 was $19.1 million.

Business and Outlook

The Macondo well disaster has had a dramatically negative effect on oil and gas exploration activities in the Gulf of Mexico, and there remains a significant amount of uncertainty in the market regarding the United States regulatory environment for our industry.  We believe this uncertainty, coupled with reduced natural gas prices as a result of an increase in onshore shale gas development, will continue to suppress our customers’ spending levels for the near term.  Although permitting and drilling activity in the Gulf of Mexico is recovering, many of our services lag behind this new drilling activity by six to 18 months.  As a result, we expect the challenging market conditions that we have been experiencing since 2010 to continue throughout the remainder of 2011 and into early 2012.  However, it is unclear how long these factors will continue to disrupt the market conditions for our industry.

Internationally, we have an ongoing pipelay project in Mexico, which we expect to complete in the fourth quarter, and we remain busy with diving related work on the Gorgon project in Australia with continued activity expected in the fourth quarter and the first quarter of 2012 as we engage in a more active phase of the project.  Markets in Southeast Asia continue to be highly competitive due to the increased marine construction capacity that has come into service and as a result we have reduced our cost and operational structure in that region.

Ultimately, we believe the intermediate and long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish offshore oil and natural gas production, which should drive long-term demand for our services.

Backlog

As of September 30, 2011, our backlog supported by written agreements or contract awards totaled approximately $221 million, compared to approximately $191.5 million as of December 31, 2010 and $233.4 million as of September 30, 2010.  Approximately 40% of our backlog is expected to be performed during the remainder of 2011 and the remainder is expected to be performed in 2012 and beyond.  These backlog contracts are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

During the first nine months of 2011, we experienced customary seasonal conditions on the Gulf of Mexico OCS, the negative effect of which was further exacerbated by reduced construction work resulting from significantly less drilling activity in 2010, as well as reduced activity levels compared to the same period of 2010 when activity levels were higher due to oil spill cleanup efforts following the Macondo well blowout.  Partially offsetting these factors was utilization related to the Bahamas project, which was completed in the second quarter 2011, and the Mexico project, which commenced in the second quarter 2011.  These factors resulted in a net decrease in vessel utilization of 6% across our fleet for the nine months ended September 30, 2011 compared to the prior year period.

The following table shows the size of our fleet and effective utilization of our vessels during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	67%	8	88%	8	59%	8	64%
Surface Diving	11	55%	11	75%	11	46%	11	52%
Construction Barges	10	28%	10	46%	10	23%	10	27%
Entire Fleet	29	49%	29	69%	29	41%	29	47%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period and does not reflect vessels in drydocking or taken out of service for upgrades.

Results of Operations

Operating Results

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Revenues	$132,906	$193,793	$(60,887)	(31%)	$352,377	$375,428	$(23,051)	(6%)
Gross profit	12,050	46,721	(34,671)	(74%)	6,478	38,769	(32,291)	(83%)

Vessel Utilization	49%	69%	(20%)	(29%)	41%	47%	(6%)	(13%)

Revenues for the three months ended September 30, 2011 decreased from the same period ended September 30, 2010 by $60.9 million, or 31%.  Revenues for the nine months ended September 30, 2011 decreased from the same period ended September 30, 2010 by $23.1 million, or 6%.

Gross profit for the three months ended September 30, 2011 decreased from the same period ended September 30, 2010 by $34.7 million, or 74%. Gross profit for the nine months ended September 30, 2011 decreased from the same period ended September 30, 2010 by $32.3 million, or 83%.

Our revenues and gross profit for the three and nine months ended September 30, 2011 decreased from the prior year three and nine month periods primarily due to reduced activity and lower margins in the Gulf of Mexico in the 2011 period resulting from slower than expected recovery in permitting activity levels and continued uncertainty in the region compared to the same period in 2010 when activity levels were higher due to oil spill cleanup efforts following the Macondo well blowout.

Goodwill impairment

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Goodwill impairment	$—	$292,469	$(292,469)	(100%)	$—	$292,469	$(292,469)	(100%)

During the third quarter 2010 we incurred $292.5 million of goodwill impairment charges following our impairment test prompted by the significant decline in market capitalization, adverse change in the business climate and significant declines in operating results.  As a result of this impairment, we do not carry an amount for goodwill as of September 30, 2011.

Fixed assets impairment

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Fixed assets impairment	$36,638	$23,151	$13,487	58%	$36,638	$23,151	$13,487	58%

During the third quarter of 2011 and 2010 we incurred $36.6 million and $23.2 million, respectively, of impairment charges related to certain fixed assets.  In the 2011 period, these impairment charges included a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region, and an idle shallow water pipelay barge from which most of its equipment had been removed.  In the 2010 period, these impairment charges included four construction barges, for which the outlook for their future utilization was uncertain.

Selling and administrative expenses

Three Months Ended September 30	Increase/(Decrease)	Nine Months Ended September 30	Increase/(Decrease)
2011	2010	2011 to 2010	2011	2010	2011 to 2010
(in thousands, except %)	(in thousands, except %)	(in thousands, except %)	(in thousands, except %)
Selling and administrative expenses	$13,438	$15,121	$(1,683)	(11%)	$46,274	$45,260	$1,014	2%
Selling and administrative expenses as a percentage of revenues	10%	8%	2%	25%	13%	12%	1%	8%

Selling and administrative expenses for the three months ended September 30, 2011 decreased from the same period ended September 30, 2010 by $1.7 million, or 11% due to our cost saving initiatives, as well as decreases in certain accruals relating to certain employee benefit plans.  These were partially offset by $1.7 million in one-time severance costs. For the nine months ended September 30, 2011, selling and administrative expenses increased from the same period ended September 30, 2010 by $1.0 million or 2%.

As a percentage of revenue, selling and administrative expenses were 10% and 13% for the three and nine months ended September 30, 2011 compared to 8% and 12% for the same periods of 2010, respectively.

Provision for doubtful accounts

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)(1)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$—	$—	$—	—%	$(2,240)	$(167)	$(2,073)	—%

(1) Percentage comparison is not meaningful.

No provision for doubtful accounts was recorded during the three and nine months ended September 30, 2011.  The $2.2 million reversal of provision for doubtful accounts during the second quarter of 2011 is due to a collection of a receivable previously reserved as bad debt on a West Africa project.  The $0.2 million reversal of provision for doubtful accounts recorded during the first quarter of 2010 resulted from the collection of trade receivables from the court administering the bankruptcy of a previous customer.

Gain on sales of assets and other, and other expense, net

	Three Months Ended September 30		Increase/(Decrease)			Nine Months Ended September 30		Increase/(Decrease
	2011	2010	2011 to 2010			2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)			(in thousands)		(in thousands, except %)
Gain on sale of assets and other	$419	$6	$413	—	%(1)	$3,738	$1,313	$2,425	185%
Other expense, net	48	192	(144)	(75%)		210	124	86	69%

(1) Percentage comparison is not meaningful.

During the three months ended September 30, 2011 we sold miscellaneous equipment to various third parties for $0.4 million, and we recognized a net gain on the sales of $0.4 million.  We did not sell any significant assets during the three months ended September 30, 2010.  During the second quarter of 2011 we sold our Sabine Pass facility, one of our barges that was previously damaged by fire and miscellaneous equipment to various third parties for $3.9 million, and we recognized a net gain on the sales of $0.5 million.  During the first quarter of 2011, we received an insurance settlement in the amount of $2.8 million for a specific claim incurred in a prior year related to a fire that damaged one of our barges.

During the first quarter of 2010, we sold a portable saturation system to a third party for cash proceeds totaling $3.7 million and recognized a gain on the sale of $1.1 million.  During the second quarter of 2010 we sold two utility vessels to different third parties for $0.6 million and recognized a gain on the sale of $0.1 million.

Other income (expense) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense, net

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$2,071	$2,544	$(473)	(19%)	$6,412	$6,835	$(423)	(6%)

The decrease in interest expense, net from the three and nine months ended September 30, 2010 to the same periods in 2011 is primarily due to changes in variable interest rates.

Income tax benefit

	Three Months Ended September 30		Increase/(Decrease)		Nine Months Ended September 30		Increase/(Decrease)
	2011	2010	2011 to 2010		2011	2010	2011 to 2010
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Income tax benefit	$(5,359)	$(3,378)	$1,981	59%	$(18,952)	$(14,123)	$4,829	34%

Our effective tax benefit rate was 13.5% and 24.6% for the three and nine months ended September 30, 2011, respectively, compared to an effective tax benefit rate of 1.2% and 4.3% for the three and nine months ended September 30, 2010, respectively.  The increase in the tax benefit was primarily due to the non-recurring goodwill impairment charge recorded in the third quarter of 2010, which had a minimal tax benefit, and a combination of changes in (i) the management structure of certain foreign operations and (ii) pricing agreements between the U.S. and certain foreign subsidiaries.

Our income tax benefit for the three and nine months ended September 30, 2011 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.  For the three and nine months ended September 30, 2010, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year based on the volatility in pretax income or loss and its impact on estimating our annual effective tax rate for the year.  Therefore, the interim effective tax benefit rate at September 30, 2010 was based on the actual year-to-date results.

Under the tax law in the countries in which we operate, the amount and availability of tax benefits are subject to a variety of interpretations and restrictive tests, such as estimates of future taxable income or reversals of temporary differences.  We review the adequacy of our valuation allowance on a quarterly basis and adjust the valuation allowance based on management’s opinion as to the likelihood we will be able to utilize the tax benefit.

Net Loss

Three Months Ended September 30	Increase/(Decrease)	Nine Months Ended September 30	Increase/(Decrease)
2011	2010	2011 to 2010	2011	2010	2011 to 2010
(in thousands, except per share data)	(in thousands, except %)	(in thousands, except per share data)	(in thousands, except %)
Net loss	$(34,367)	$(283,372)	$(249,005)	(88%)	$(58,126)	$(313,467)	$(255,341)	(81%)
Weighted average fully-diluted shares outstanding	91,673	91,065	608	1%	91,689	91,042	647	1%
Fully-diluted loss per share	$(0.37)	$(3.11)	$(2.74)	(88%)	$(0.63)	$(3.44)	$(2.81)	(82%)

Net loss, including the impairment charges, for the three and nine months ended September 30, 2011 improved from the same periods ended September 30, 2010 by $249.0 million, or 88%, and $255.3 million, or 81%, respectively, and fully-diluted loss per share improved from the same periods ended September 30, 2010 by $2.74, or 88%, and $2.81, or 82%, respectively, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and pursue joint ventures or acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions.  For 2011, we anticipate capital expenditures, excluding acquisitions or investments in joint ventures, of approximately $48.0 million for vessel improvements and replacements, and $12.0 million for regulatory drydock costs.  In connection with our business strategy, we regularly evaluate acquisition and joint venture opportunities, including vessels and marine contracting businesses. We expect to be able to fund our activities for the next twelve months with cash flows generated from our operations, available cash and cash equivalents and available borrowing under our revolving credit facility.  Our access to liquidity to fund our business activities and achieve our near-term and long-term growth objectives depends on the availability of financing in the capital markets which have experienced significant volatility during recent times. Given the current market conditions and our reliance on our credit facility for liquidity purposes, further deterioration in the market conditions could adversely impact this.

Credit Facility

At September 30, 2011, we had a credit facility, consisting of a variable-interest term loan and a variable-interest $300 million revolving credit facility, with certain financial institutions.  At September 30, 2011, we had outstanding debt of $150 million under our term loan, including current maturities and $34.5 million outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on April 26, 2016.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At September 30, 2011 and December 31, 2010, respectively, we were in compliance with all debt covenants under our credit facility.

By an amendment dated October 7, 2011, but effective as of October 11, 2011, we amended the credit agreement to, among other things, (i) increase our permitted maximum consolidated leverage (debt to EBITDA) ratio to 5.0x for the fiscal quarter ending December 31, 2011; (ii) permanently reduce the size of the revolving credit facility from $300 million to $150 million and temporarily remove the $100 million accordion feature; (iii) for the fiscal quarter ending March 31, 2012, temporarily limit the amount available for borrowing and letters of credit under the $150 million revolving credit facility to $75 million and waive the leverage ratio covenant; (iv) eliminate the current EBITDA to interest financial covenant effective immediately, and, beginning in the fiscal quarter ending June 30, 2012, replace it with a fixed charge coverage ratio covenant of not less than 1.25x; and (v) temporarily add a collateral coverage sublimit on the amount available for borrowing under the revolving credit facility.

At September 30, 2011, we had $6.7 million of cash on hand, issued and outstanding letters of credit of $0.2 million under our revolving credit facility, and $2.4 million of outstanding warranty and bid bonds.  The amount we can borrow under our revolver is limited by outstanding borrowing, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.  Under the credit agreement, our permitted leverage ratio was 4.25x for the period through September 30, 2011 and under the amendment, our permitted leverage ratio was increased to 5.0x for the period through December 31, 2011.  Based on our consolidated leverage (debt to EBITDA) ratio and outstanding borrowing and letters of credit as of September 30, 2011, we had approximately $52.0 million available for borrowing under the revolving credit facility.

For additional information regarding our credit facility and the amendment thereto, see Notes 3 and 9 to our unaudited financial statements included in this quarterly report on Form 10-Q.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$(16,830)	$41,827
Investing activities	(20,134)	(31,599)
Financing activities	19,164	(49,832)
Effect of exchange rate changes on cash and cash equivalents	(78)	178
Net increase (decrease) in cash and cash equivalents	$(17,878)	$(39,426)

Operating Activities.  Net cash used in operating activities totaled $16.8 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $41.8 million for the nine months ended September 30, 2010.  The primary reason for the decrease in cash flows from operating activities is the net loss, excluding non-cash impairment charges, for the nine months ended September 30, 2011 of $21.5 million, compared to net income for the nine months ended September 30, 2010 of $2.2 million, excluding non-cash impairment charges.   Additionally, working capital and other balance sheet accounts used $44.1 million of cash during the nine months ended September 30, 2011 compared to $6.9 million of cash used for the nine months ended September 30, 2010 primarily due to accelerated payment terms related to accounts receivables on a large project in 2010.

Investing Activities.  Net cash used for investing activities was $20.1 million for the nine months ended September 30, 2011 compared to $31.6 million for the nine months ended September 30, 2010.  During the nine month period ended September 30, 2011 and 2010, cash used for capital expenditures was $27.3 million and $36.1 million, respectively, and cash provided by sales of assets and insurance proceeds was $7.2 million and $4.5 million, respectively.

Financing Activities.  Net cash generated from financing activities was $19.2 million for the nine months ended September 30, 2011 compared to net cash used of $49.8 million for the nine months ended September 30, 2010.  During the nine month period ended September 30, 2011, we made scheduled payments of $15.3 million under our term loan and borrowed $34.5 million under our revolving credit facility due to our normal working capital requirements.  During the nine month period ended September 30, 2010, we made scheduled payments of $74.8 million under our term loan and borrowed $25.0 million under our revolving credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2010 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2010 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2010 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2010 Annual Report on Form 10-K, other than those described in the notes to our unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risk during the nine months ended September 30, 2011 from those reported under Part II, Item 7A of our 2010 Annual Report on Form 10-K.

In August 2010, we entered into a twelve-month interest rate swap with a notional amount of $100 million to convert a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments. This interest rate swap began to settle in December 2010 and will expire in December 2011.  In May 2011, we entered into a second twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments.  This interest rate swap will begin to settle in December 2011 and will expire in December 2012.  In August 2011, we entered into a third twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments.  This interest rate swap will begin to settle in December 2012 and will expire in December 2013.  From time to time, there may be economic sharing among more than one counterparty related to our interest rate swaps.  We expect the current interest rate swap instrument to effectively fix our variable interest payments made on $100 million of our term loan, or approximately 67% as of September 30, 2011, and after giving effect to the recent amendment to our credit agreement, at .46% on a weighted average basis plus the current average applicable loan margin of approximately 4.25% for a total interest rate of 4.71%. The interest rate swap instruments are accounted for as cash flow hedges.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There have been no material changes during the three months ended September 30, 2011 to the risk factors previously disclosed in our 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the third quarter of 2011:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 to July 31, 2011(1)	4,100	$5.90	—	N/A
August 1 to August 31, 2011(1)	529	2.99	—	N/A
September 1 to September 30, 2011(1)	35,261	2.01	—	N/A
	39,890	$2.42	—	N/A

(1) Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.  Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 25.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: November 2, 2011	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: November 2, 2011	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	001-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1
Amendment No. 1, Credit Agreement dated October 7, 2011, but effective as of October 11, 2011, among Cal Dive International, Inc. and Bank of America, N.A., as Administrative Agent, together with the other lenders parties thereto
			8-K	001-33206	10/13/11
10.2	Severance and Change of Control Agreement, dated as of January 1, 2011, by and between Cal Dive International, Inc. and John R. Abadie, Jr.	X
10.3
Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and G. Kregg Lunsford, as amended by Amendment No. 1 thereto, dated as of January 1, 2009, as further amended by Amendment No. 2 thereto, dated as of September 10, 2010
X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X