Form 10-K
period 2011-12-31
Cal Dive International, Inc.
filed 2012-03-02
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2011 was approximately $483 million.
As of February 29, 2012, the Registrant had 96,159,939 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012, are incorporated by reference into Part III of this Form 10-K.

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

Unless the context otherwise requires, references in this annual report to “the company,” “our company,” “the registrant,” “we,” “our,” “us,” “CDI” and “Cal Dive International” means Cal Dive International, Inc. and its subsidiaries.  Please refer to the subsection “— Certain Definitions” on page 11 for definitions of additional terms used in this annual report.

Item 1.                 Business

Overview

We are a marine contractor that provides manned diving, pipelay and pipe burial, platform installation and platform salvage services to a diverse customer base in the offshore oil and natural gas industry. We offer our customers these complementary services on an integrated basis for more complex offshore projects, which maximizes efficiencies for our customers and enhances the utilization of our fleet.  Our headquarters are located in Houston, Texas.

Our global footprint encompasses operations on the Gulf of Mexico Outer Continental Shelf (or “OCS”), the Northeastern U.S., Latin America, Southeast Asia, China, Australia, the Middle East and the Mediterranean. We currently own a diversified fleet of 29 vessels, including 19 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

We were organized in February 2006 as a Delaware corporation to facilitate the spin-off by Helix Energy Solutions Group, Inc. (or “Helix”) of its shallow water marine contracting business.  On December 11, 2007, we completed an acquisition of Horizon Offshore, Inc. (or “Horizon”), which significantly enhanced the offshore construction and decommissioning component of our overall business as a complement to our diving services.  During 2009, Helix reduced its ownership to 500,000 of our shares, or less than 1% of our common stock, at December 31, 2009.  In the first quarter of 2011, Helix sold all of its remaining shares of our common stock.

Our Services

The origin of our business traces historically to California Divers, Inc., which pioneered the use of mixed gas diving in the early 1960s when oilfield exploration off the Santa Barbara coast moved to water depths below 250 feet. We commenced operations on the Gulf of Mexico OCS in 1975, and since that time, our principal business has been centered in this region.   We provide essential marine contracting services to support the entire production lifecycle of the offshore oil and natural gas industry (including subsea services on production platforms, risers, subsea production systems and pipelines).  Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms.

Our diversified fleet allows us to offer services in all phases of the production lifecycle of the offshore oil and natural gas industry.  During the early phase of infrastructure installation, our services include pipeline installation and trenching, shore approaches, tie-ins, and platform installations.  During the middle phase of production and well remediation, our services include inspection, repairs, and maintenance.  During the late phase of decommissioning and salvage, our services include pipeline P&A and removal, platform removal and well P&A.  Customer spending for the early infrastructure stage is more sensitive to changes in commodity prices as compared to spending for the middle and late phases which is less discretionary in nature.

Our diving services include saturation, surface and mixed gas diving.  Collectively, these enable us to provide a full complement of manned diving services to our customers in water depths of up to 1,000 feet. We provide our saturation diving services in water depths of 200 to 1,000 feet through our fleet of eight saturation diving vessels and nine portable saturation diving systems. A number of these vessels have capabilities such as DP, hyperbaric rescue chambers, multi-chamber saturation diving systems to accommodate operations at multiple depths and moon pool deployment, which allow us to operate effectively in a variety of challenging offshore environments. We also provide surface and mixed gas diving services in water depths that are typically less than 300 feet through our 11 surface diving vessels.  We believe that our fleet of diving support vessels is the largest in the world.

We also provide pipelay and pipebury services with our six pipelay/pipebury barges.  These barges install, bury and repair pipelines with outside diameters of up to 36 inches, and employ conventional S-lay technology that is appropriate for the Gulf of Mexico OCS and the international areas where we currently operate.

Conventional S-lay pipeline installation involves the sequential assembly of pipe segments through an assembly line of welding stations that run the length of the pipelay vessel. The welds are inspected and coated on the deck of the pipelay barge and the pipe is then offloaded off the stern and into the water via a ramp, or “stinger.” The stinger, which supports the pipe as it is lowered into the water, prevents over-stressing as the pipe curves into a horizontal position toward the sea floor. The barge is then moved forward by its anchor winches as the pipeline is laid on the sea floor. The suspended pipe forms an elongated “S” shape as it undergoes a second bend above the point where contact is made with the sea floor.  Pipelay and pipe burial operations typically require continuous use of our diving services with divers regularly inspecting the pipeline while it is being laid.

The Bureau of Safety and Environmental Enforcement, (or “BSEE”), formed as part of a reorganization of the Bureau of Ocean Energy Management, Regulation and Enforcement (or “BOEMRE”), formerly the Minerals Management Service, requires pipelines installed on the Gulf of Mexico OCS in water depths of 200 feet or less to be buried at least three feet below the sea floor. Jet sleds, which are either self-propelled or towed behind pipelay/pipebury barges, are used to bury pipelines.  Jet sleds use a high-pressure stream of water that is pumped from the barge to create a trench in the sea floor into which the pipe settles. For larger pipe burying projects, or where a deeper trench is required, we typically use our dedicated pipebury barge.  We also own a pipeline plow which we use to bury pipelines in areas where the use of jet sleds is not allowed due to environmental concerns.

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

Because of our broad range of complementary service capabilities, we are able to offer a full range of these services on an integrated basis for complex offshore projects.  We believe the combination of scheduling flexibility available to us by virtue of our large diversified fleet of vessels, the wide range of capabilities of our assets and the advanced technical skills of our personnel distinguishes us from our competitors and makes us a leading marine contracting service provider.

Geographic Areas

Revenues by geographic area were as follows for the past three fiscal years (dollars in thousands):

	Year Ended December 31,
	2011	%	2010	%	2009	%
United States	$280,745	59%	$426,245	79%	$555,413	67%
International	199,066	41%	110,223	21%	273,949	33%
	$479,811	100%	$536,468	100%	$829,362	100%

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  As of December 31, for the years presented, the physical location of net property and equipment by geographic area was as follows (dollars in thousands):

	As of December 31,
	2011	%	2010	%
United States	$331,881	67%	$401,771	71%
International	164,890	33%	166,020	29%
	$496,771	100%	$567,791	100%

Our Industry

Marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Historically, sustained high commodity prices have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services.

The April 2010 Macondo well blowout in the Gulf of Mexico further compounded the negative effects from the sustained global recession that began in 2008.  The aftermath of this blowout significantly and adversely affected oil and gas exploration activities in the Gulf of Mexico in 2010 and 2011 and has increased uncertainty in the market and regulatory environment for our industry.  We anticipate the cumulative effect of these factors along with the reduced natural gas prices will continue to challenge our customers’ spending levels for the near term.  However, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, and for domestic industry participants to satisfy new “idle iron” regulations and other directives promulgated by BSEE regarding the decommissioning of offshore platforms and pipelines. We expect all of these factors to continue to drive long-term demand for our services.

Key Indicators

Commodity prices.  Our business is dependent upon the level of capital expenditures by oil and natural gas companies for offshore exploration, development and production operations.  The willingness of oil and natural gas companies to fund capital expenditures for exploration and development is generally dependent upon oil and natural gas prices, which can be volatile.  The majority of our customers on the Gulf of Mexico OCS drill for, produce and transport natural gas.  If natural gas prices remain at their current reduced levels for a sustained period, we would expect a continued negative impact on our domestic new construction business.  The following table sets forth U.S. oil and natural gas prices for the last three years:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
U.S. natural gas price (1)	$4.00	$4.37	$3.94	$(0.37)	(8%)	$0.43	11%
NYMEX oil price(2)	$95.11	$79.61	$62.09	$15.50	19%	$17.52	28%

_______________________
(1) Annual average of the Henry Hub Gulf Coast natural gas spot price per MMBtu as reported by U. S. Energy Information Administration Independent Statistics and Analysis as of January 4, 2012.
(2)  Annual average of New York Mercantile Exchange ( or “NYMEX”) Cushing, OK West Texas Intermediate crude oil daily spot price per barrel, as reported by U. S. Energy Information Administration Independent Statistics and Analysis as of January 4, 2012.

Drilling activity.  Demand for our new construction services generally lags behind successful drilling activity by a period of six to 18 months and sometimes longer.  While demand for our marine contracting services typically has a high correlation with offshore rig counts, increases in project complexity, capital spending per project and demand for hurricane-related repair work also affect utilization and day rates.  The following table details worldwide and Gulf of Mexico rig count and utilization, and Gulf of Mexico platform installations and removals for the last three years:

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
Worldwide jackup and drill barge rig count(1)	530	514	495	16	3%	19	4%

Worldwide jackup and drill barge rig utilization(2)	66%	68%	73%	(2%)	(3%)	(5%)	(7%)

Gulf of Mexico jackup and drill barge rig count(1)	81	80	74	1	1%	6	8%

Gulf of Mexico jackup and drill barge rig utilization(2)	44%	44%	43%	—%	—%	1%	3%

Gulf of Mexico platform installations(3)	18	23	29	(5)	(22%)	(6)	(21%)

Gulf of Mexico platform removals(3)	166	161	221	5	3%	(60)	(27%)
______________________
(1)	Source: RigLogix.com; represents annual average of contracted jackup and drill barge rigs as of January 17, 2012.
(2)	Source: RigLogix.com; represents annual average of rig-by-rig utilization of jackup and drill barge rigs as of January 17, 2012.
(3)	Source: Bureau of Ocean Energy Management, Regulation and Enforcement as of January 27, 2012, subject to change due to periodic updates.

Our Competitive Strengths

Our competitive strengths include:

•
Successful Project Execution Track Record.  The collective experience of the members of our project management team and offshore supervisory personnel is rooted in the marine construction industry.  We have built a professional record of safe, successful and timely project execution spanning the spectrum of our services offered worldwide.  We believe our commitment to safe and superior project execution positions us to meet or exceed our clients’ expectations and leads to opportunities for repeat business.  In addition, we believe our reputation for quality project execution encourages customers to seek our participation in more complex, higher margin projects.

•
Proven management team with extensive experience in the marine contracting business.  Most of our executive officers and senior managers have spent the majority of their careers in the marine contracting business, working at various levels of the industry in the Gulf of Mexico and internationally. This senior management team, which has an average of 25 years of industry experience, includes recognized leaders in diving services and offshore marine construction. We believe the knowledge and experience of our management team provide us with a valuable competitive strength.

•
Leader in the Gulf of Mexico OCS diving services market.  We believe the size and diversified capabilities of our fleet, and our offshore workforce of approximately 1,000 diving and marine personnel, make us the market leader for diving services on the Gulf of Mexico OCS and contribute to our significant share of diving services contracts in this market.

•
Diversified operating capabilities provide clients with an integrated solution.  We offer a comprehensive range of complementary manned diving, pipelay and pipe burial and derrick barge services.  Because of the diving support typically required to facilitate pipeline and platform installation and decommissioning work, we often seek to enter into contracts to provide a full range of these services on an integrated basis for a particular project.  We believe this approach makes us more accountable to our customers and allows for a more seamless transition between phases of a project.  In addition, our ability to provide these services on an integrated basis enhances utilization of our fleet and gives us greater control over operational and commercial risks than if we subcontracted a significant portion of the scope of such work to third parties.

•
Highly skilled workforce.  Our market leadership and future growth plans depend upon our ability to employ the most highly-skilled divers, offshore workforce and support staff in the industry. We have historically invested, and continue to invest, significant resources in our workforce.  These investments ensure our employees are vested with a sound knowledge base and the skill set necessary for offshore construction operations and safety and their long-term career development.

In January 2011, we launched “Cal Dive College” with dedicated training centers located at our Fourchon, Louisiana and Port Arthur, Texas docks, as well as our Broussard, Louisiana operating facility.  These training centers are purposefully situated in accessible and convenient locations for our onshore and offshore workforce, and offer courses on our policies and procedures, safety mission, career development, advancement opportunities and leadership skills.  We also aim to structure our compensation and benefit plans to be competitive with our peers and to properly incentivize our workforce.  We believe these factors have enabled us to attract and retain a strong core of skilled employees.

•
Excellent, long-standing customer relationships.  We have built a reputation as a premier marine contractor during more than 35 years of operating in the Gulf of Mexico and have developed a large and stable customer base comprised of some of the largest energy producers in the world. We believe this historical success is a result of consistently and timely providing a high level of comprehensive services and maintaining a strong safety track record.

Our Business Strategy

The principal elements of our strategy include:

•
Increase our presence in high-growth international markets.  We believe that certain international regions, such as Latin America, the Middle East, Australia and West Africa, offer promising long-term growth opportunities.  This belief stems from anticipated future increases in capital spending in these markets and the highly fragmented nature of the competition currently engaged in these regions.  We continually evaluate potential projects, joint ventures, partnerships, strategic alliances and acquisition opportunities that could strengthen our presence and competitive position in these targeted markets.

Australia

We continued to perform work in 2011 related to the Gorgon Liquefied Natural Gas Development Project in Australia for which we provide diving services and offshore support for a subcontractor to Chevron Corporation, with additional activity expected in the first quarter of 2012.  We experienced an active and profitable 2011 fiscal year in Australia and believe our potential in this market remains promising due to the significant number of large liquefied natural gas developments projected to materialize over the next decade.

Mexico

We expect to see activity increasing substantially as Petroleos Mexicanos (or “Pemex”) works to replenish its production.  We were awarded two projects in 2011 in Mexico, one of which was substantially completed, and the second of which commenced, in the fourth quarter of 2011.

West Africa

We are still in the start-up phase of a joint venture in West Africa and remain positive about the long-term prospects in that region.

•
Diversify into complementary service offerings.  A key part of our strategy is to diversify our market reach beyond our traditional diving and integrated construction services into complementary service offerings.  In late 2011, we announced our entry into the light well intervention market segment where we have received significant interest from our customers.  To facilitate our entry into this market, the MSV Uncle John underwent an upgrade to its dynamic positioning and derrick systems, which will enable this vessel to perform light well intervention work in water depths of up to 3,500 feet.  We expect to use the Uncle John as a work platform on which well intervention techniques will be performed by third parties.  These well intervention techniques may include the use of wireline or coiled tubing in support of temporary and permanent abandonment activities, as well as some limited intervention in producing wells under relatively low pressure in shallow to intermediate water depths.

●
Focus on securing contracts for projects requiring integrated diving and marine construction services.  Our business strategy is focused on securing contracts for substantial integrated projects that require both our diving and marine construction services. The integration of these services enhances the utilization of our fleet and maximizes efficiencies in project completion at a qualified lump sum price for our customers.  We significantly expanded our operating capabilities to perform such projects through our December 2007 acquisition of Horizon, and we continue to seek to maintain our leadership position in the marine construction market by enhancing the capabilities of our existing assets, opportunistically acquiring complementary assets or businesses and continuing to provide a high level of customer service.  We also pursue integrated projects outside of the oil and gas industry, including wind energy, marine terminal and other similar offshore marine construction projects.

•
Capitalize on potential increased demand for decommissioning and salvage services. In September 2010,  BSEE issued a “Notice to Lessees” requiring lessees of platforms on the Gulf of Mexico OCS to plug all wells that have been idle for five years and to decommission related equipment. These lessees were given until mid-February 2011 to submit plans for decommissioning these facilities and wells. We believe these regulations will increase demand for our salvage and decommissioning services and have a positive impact on our business, operations and revenues.  We have recently been awarded a contract for a multi-pipeline, multi-well P&A project that we expect to commence in the second quarter of 2012.  We anticipate this lump-sum project will generate gross revenues of approximately $24 million, and prior to year-end we received a $10 million prepayment on this project which is included in advanced billings on contracts in our consolidated balance sheet at December 31, 2011.

Seasonality

As a marine contractor with significant operations on the Gulf of Mexico OCS, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in this region. As is common in our industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technological capabilities of our DP saturation diving fleet and our ability to operate those assets effectively in challenging offshore environments allows us to continue to operate those assets during winter months and mitigates the impact of weather-related delays on the remainder of the fleet.  We also pursue business opportunities in international areas that we believe will mitigate the seasonality of our operations on the Gulf of Mexico OCS or where upstream capital spending is anticipated to increase with the potential to create long-term growth opportunities for our business.

Customers

Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of our customers’ marine contracting capital expenditures varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that may account for a significant portion of contract revenues in one fiscal year may only represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows:  2011 — AJ Lucas Australia 14% and Chevron Corporation 13%; 2010 — Chevron Corporation 16%, BP Exploration and Production 13% and Apache Corporation 10%; and 2009 — Chevron Corporation 13%. We provided marine contracting services to over 100 customers in 2011.

Backlog

As of December 31, 2011, our backlog supported by written agreements or contract awards totaled approximately $178.2 million, compared to approximately $191.5 million as of December 31, 2010.  Approximately 76% of our current backlog is expected to be performed during 2012, with $43 million expected to be performed in 2013 and beyond.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

Contracting and Tendering

Our services are performed under contracts that are typically awarded through competitive bidding. Contract terms vary depending on the services required and are often determined through negotiation. Most of our contracts can be categorized as either dayrate or qualified lump-sum. Under dayrate contracts, we are paid a daily rate throughout the term of the contract for our vessel services, which consists of a base rate for our vessel and crews as well as cost reimbursement for materials and ancillary activities. Qualified lump-sum contracts, on the other hand, define the services that we will provide for an agreed upon fixed price and certain cost protections. This type of contract is most commonly used for complex projects with a defined scope of work, where the customers desire greater control over costs.

We seek to optimize our mix of dayrate and qualified lump-sum contracts based on prevailing market conditions. As part of that effort, we also attempt to strike the appropriate balance between short-term and long-term dayrate contracts. Our goal is to diversify our sources of revenue while maximizing profitability in a given business environment.

Assets we have gained through our acquisitions have also diversified our operating capabilities and enable us to offer a comprehensive range of manned diving, pipelay and pipe burial services, and derrick barge services. Because of the diving support typically required to facilitate pipeline and platform installation and decommissioning work, we often seek to enter into contracts to provide a full range of these services on an integrated basis for a particular project. We believe this approach makes us more accountable to our customers and allows for a more seamless transition between different phases of a project.  In addition, our ability to provide these services on an integrated basis for our customers enhances utilization of our fleet and gives us greater control over operational and commercial risks than if we subcontracted a significant portion of the scope of work to third parties.

Competitors

The marine contracting business is highly competitive. Competition for marine contracting work in the markets we serve has historically been based on price, the location and type of equipment available, the ability to timely deploy such equipment and the safety and quality of such services. In recent years, price has been the primary factor in obtaining contracts, but our ability to acquire specialized vessels, to attract and retain skilled personnel, and to demonstrate a good safety record have also been important competitive factors.

Our principal competitors for diving services on the Gulf of Mexico OCS include Global Industries, Ltd. (or “Global”), recently acquired by Technip, S.A., Tetra Technologies Inc. (through its wholly-owned subsidiary, Epic Divers & Marine, L.L.C.) (or “Tetra”) and Oceaneering International, Inc. (or “Oceaneering”), as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS.

Our principal competitors for pipelay services on the Gulf of Mexico OCS include Helix, Global, Chet Morrison Contractors, Inc., Bisso Marine Co. and several smaller companies. Because shallow water marine construction activities generally are less complex and involve lower upfront capital expenditures, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water.

For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., Global, Superior Energy Services, Inc. (or “Superior”), Tetra and several smaller companies. We believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

Internationally, the marine construction industry is comprised of a small number of major international construction companies, government owned or controlled companies and smaller indigenous companies that operate in specific areas.  International contracts are typically awarded through competitive bidding and generally have longer lead times than those on the Gulf of Mexico OCS.  Our major competitors internationally are Helix, Global, J. Ray McDermott, S.A., Subsea 7 S.A., Swiber Offshore Construction Pte. Ltd., Permaducto S.A. de C.V., (formerly Protexa S.A. de C.V.), and several local competitors.

Employees

As of December 31, 2011, we had approximately 1,700 employees, approximately 72% of whom work offshore and approximately 28% of whom work onshore. In addition, throughout the year we contracted with third parties to provide approximately 200 offshore workers. We are not unionized and none of our employees are employed pursuant to any collective bargaining agreement or any similar arrangement. We believe we have strong professional relationships with our employees.

Training and Safety

Assuring the safety of our workforce is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an incident and injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who started their careers working in the offshore industry, and who have firsthand knowledge of the mental and physical challenges of the offshore and subsea worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs.  We place significant emphasis on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite condition inspections, known as “Hazard Hunts,” are conducted with required “actions by” and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted regularly to assist in face to face communication across the fleet.  In January 2011, we launched “Cal Dive College” with dedicated training centers located at our Fourchon, Louisiana and Port Arthur, Texas docks, as well as our Broussard, Louisiana operating facility.  These training centers are purposefully situated in accessible and convenient locations for our onshore and offshore workforce, and offer courses on our policies and procedures, safety mission, career development, advancement opportunities and leadership skills.

Government Regulation

The marine contracting industry is subject to extensive governmental and industry rules and regulations, including those of the U.S. Coast Guard, The Occupational Health and Safety Administration (or “OSHA”), the National Transportation Safety Board, the U.S. Environmental Protection Agency (or “EPA”), BSEE, International Safety Management and the U.S. Customs Service.  We comply with the requirements of applicable Classification Societies, including the American Bureau of Shipping, Det Norske Veritas, Lloyd’s Register and Bureau Veritas.  We also support and voluntarily comply with standards of the Association of Diving Contractors International and the International Marine Contractors Association. Among the more significant standards we follow are those established by the U.S. Coast Guard, which sets safety standards, authorizes investigations into vessel and diving accidents and recommends improved safety standards. We are required by various other governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our vessels and operations.

In addition, we depend on the demand for our services from the oil and natural gas industry.  As a result, our business is affected by laws and regulations, as well as changing tax regulations and policies relating to the oil and natural gas industry generally. In particular, the development and operation of oil and natural gas properties located on the OCS of the United States is regulated primarily by the Bureau of Ocean Energy Management (or “BOEM”) and BSEE, each formed in connection with the reorganization of BOEMRE.  Because our operations rely on offshore oil and natural gas production, if the government were to restrict the availability of offshore oil and natural gas leases, such action could materially adversely affect our business, financial condition and results of operations.

As a result of the Macondo blowout, BSEE implemented regulations which require that our customers who are operators of leases on the OCS establish and maintain a Safety and Environmental Management System (or “SEMS”).  In turn, our customers now require all contractors working within the lease to execute a bridging agreement to harmonize the operator’s SEMS program with the contractor’s safety program.  The SEMS requirements consist of 15 components, most of which were already satisfied by our existing safety and environmental programs.  We have worked with industry groups to evaluate the regulations and to develop best practices for the contractor community.  We also improved our existing safety program to meet and properly document compliance with SEMS requirements.

Certain of our employees are also covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime laws.  These laws make liability limits under state workers’ compensation laws inapplicable and permit these employees to bring suit for job related injuries with generally no limits on our potential liability.  Our operations are also subject to provisions of the Jones Act that limit certain activities on the OCS to vessels that qualify for “coastwise” trade.  Our fleet is comprised of both coastwise and foreign-flagged vessels, the diversity of which affords us a competitive advantage in complying with the Jones Act.

Environmental Regulation

Our operations are subject to a variety of federal, state and local as well as international laws and regulations governing environmental protection, health and safety, including those relating to climate change and the discharge of materials into the environment. Numerous governmental departments issue rules and regulations to implement and enforce laws that are often complex, impose significant compliance costs and carry substantial administrative, civil and possibly criminal penalties for noncompliance. Under these laws and regulations, we may be liable for remediation or removal costs, damages, including damages to natural resources, and other costs associated with releases of hazardous materials, including oil, into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed. Some of the environmental laws and regulations that are applicable to our business operations are discussed below.

Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In 2009 the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009” to control and reduce greenhouse gas emissions in the U.S.  The U.S. Senate also approved its own version, but neither law passed.  In addition, the EPA has undertaken new regulatory efforts to collect information regarding greenhouse gas emissions and their effects.  The EPA declared that certain greenhouse gases represent a danger to human health and proposed to expand its regulations relating to those emissions.

Efforts continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Durban in 2011.  While we cannot determine to what extent our future operations may be affected by such legislation, to the extent it would prohibit or restrict offshore drilling or impose additional environmental protection requirements resulting in increased costs to the oil and gas industry, our business could be adversely affected.  We continue to monitor these regulations and their potential affect on both our business and the industry in which we operate.

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

OPA also imposes ongoing requirements on a Responsible Party, including preparation of an oil spill contingency plan and maintenance of proof of financial responsibility to cover a majority of the costs in a potential spill. With respect to financial responsibility, OPA requires the Responsible Party for certain offshore facilities to demonstrate financial responsibility of not less than $35 million, with the financial responsibility requirement potentially increasing up to $150 million if the risk posed by the quantity or quality of oil that is explored for or produced indicates that a greater amount is required.  BSEE has promulgated regulations implementing these financial responsibility requirements for covered offshore facilities. Under the BSEE regulations, the amount of financial responsibility required for an offshore facility is increased above the minimum amounts if the “worst case” oil spill volume calculated for the facility exceeds certain limits established in the regulations.

OPA also requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own 18 vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the U.S. Coast Guard for those of our vessels operating in U.S. waters.

The Federal Water Pollution Control Act (or “Clean Water Act”), and analogous state laws impose strict controls on the discharge of pollutants, including oil and other substances, into the navigable waters of the United States and state waters and impose potential liability for the costs of remediating releases of such pollutants. The controls and restrictions imposed under the Clean Water Act and analogous state laws have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and natural gas into certain coastal and offshore waters. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and impose liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Our vessels routinely carry diesel fuel for their own use. Offshore vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives.  Additionally, all vessels over 79 feet in registered length, regardless of flag, that are operating as a means of transportation within the inland and offshore waters of the U.S. (but not beyond the three nautical mile territorial sea limit) must comply with the Environmental Protection Agency’s National Pollutant Discharge Elimination System Vessel General Permit (or “VGP”) for discharges incidental to the normal operation of vessels. For our vessels, that includes ballast water, bilge water, graywater, cooling water, chain locker effluent, deck wash down and runoff, cathodic protection, and other such type runoff. The company believes that it is in full compliance with the VGP.

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

Certain Definitions

Defined below are certain terms helpful to understanding the services rendered and equipment utilized in the marine contracting industry:

•	Dive support vessel (or “DSV”): Specially equipped vessel that performs services and acts as an operational base for divers, ROVs and specialized equipment.

•
Drydock:  The process of docking a vessel so that it is fully supported out of the water for the purposes of regulatory certification, inspection, maintenance and repair. Drydocking allows full work access to the vessel hull.

•
Dynamic positioning (or “DP”):  Computer-directed thruster systems that use satellite-based positioning and other positioning technologies to ensure the proper counteraction to wind, current and wave forces, enabling the vessel to maintain its position without the use of anchors. Two DP systems (DP-2) are necessary to provide the redundancy required to support safe deployment of divers, while only a single DP system is necessary to support ROV operations.

•	4 point mooring: A mooring system that uses four anchors, which are spooled out to the sea floor by deck-mounted anchor winches, to secure a vessel in open waters.

•	Gulf of Mexico OCS: The Outer Continental Shelf in the Gulf of Mexico, defined as the area in the Gulf of Mexico extending from the shoreline to water depths up to 1,000 feet.

•	Hyperbaric rescue chamber (or “HRC”): An additional chamber, connected to the saturation diving system, that acts as a floating pressurized lifeboat in the event of a vessel emergency.

•
Mixed gas diving:  Diving technique used in water depths between 170 and 300 feet. The inert nitrogen normally found in air is replaced with helium, which provides longer bottom times at greater depths and eliminates the narcotic effect of nitrogen under pressure.

•	Moon pool: An opening in the bottom center of a vessel through which a diving bell or ROV may be deployed, allowing safer deployment in adverse weather conditions.

•	Multi-purpose support vessel (or “MSV”): A DP DSV that is capable of performing coring and well operations in addition to working in diving and ROV modes.

•
P&A:  “Plug and Abandon” - A process by which subsea structures, including pipelines and/or wells, are capped and abandoned, leaving them in place by burial, cutting or other methods as required by regulation.

•
Pipelay and pipe burial:  Pipelay barges provide offshore work stations that allow for the welded assembly of multiple sections of pipe on deck and the laying out of the pipeline on the sea floor. In water depths less than 200 feet, U.S. federal law requires that pipelines be buried at least three feet below the sea floor. Pipeline burial is accomplished by plowing or jetting out a trenched ditch from under the pipeline.

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

•
Remotely operated vehicle (or “ROV”):  Robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations.

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

Item 1A.                      Risk Factors

You should carefully consider the risk factors described below in addition to the other information contained or incorporated by reference in this annual report on Form 10-K.  In addition to the following risk factors, we may also be affected in the future by additional risks and uncertainties not presently known to us or that we currently believe are immaterial.  If any of the events described in the following risk factors and elsewhere in this annual report on Form 10-K should occur, our business, financial condition and results of operations could be materially and adversely affected.  In addition, the trading price of our common stock could decline due to any of the events described in these risk factors.

Risks Relating to Our Business

The regulatory response to the Macondo well blowout in the Gulf of Mexico could continue to have a significant effect on exploration and production activities in United States coastal waters and demand for our services.

With the enhanced safety regulations and inspection requirements of BSEE in response to the Macondo well blowout, there continues to be significant delay in the pace of issuance of permits on the Gulf of Mexico OCS. Although exploration activity in the shallow waters of the Gulf of Mexico was allowed to re-commence in 2010, new safety and permitting requirements have been imposed on shallow water operators, and the pace of issuance of new drilling permits has been significantly slower than before the blowout.  At the same time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the Gulf of Mexico, particularly in deep waters, or drive a substantial portion of drilling and operational activity out of the Gulf of Mexico. Once the regulatory landscape becomes clearer, compliance costs for any future exploration activity may have the effect of limiting exploration to only the largest oil companies, which could significantly reduce the number of customers requiring our services.

Among the uncertainties which have arisen in the aftermath of the Macondo well blowout include (i) whether Congress will repeal the $75 million cap on non-reclamation liabilities under OPA, (ii)  whether insurance will continue to be available at a reasonable cost and with reasonable policy limits to support drilling and exploration activity in the Gulf of Mexico, and (iii) the extent to which the overall legislative and regulatory response to the blowout will discourage investment in oil and gas exploration in the Gulf of Mexico.

Negative developments associated with any one or more of these uncertainties could reduce demand for our services and adversely affect our operations in the Gulf of Mexico. However, until the regulatory environment following this blowout becomes more certain, we cannot accurately predict the effect of this catastrophic event on our customers and similarly, the longer term impact on our core business.  Any regulatory response that has the effect of materially curtailing drilling and exploration activity in the Gulf of Mexico will ultimately adversely affect our domestic operations in this region.

We have significant indebtedness, which could restrict our operations and impair our financial condition.

We have a senior secured credit facility which matures on April 26, 2016, consisting of a term loan and a $150 million revolving credit facility.  At December 31, 2011, we had outstanding debt of $150 million under the term loan, no borrowings outstanding under the revolving credit facility and outstanding letters of credit of $0.2 million.

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

Our operations are affected by local, national and worldwide economic conditions, the demand for oil and gas and the general fiscal condition of the oil and natural gas industry.  The consequences of a lower level of economic activity, decreased offshore exploration and drilling and increased uncertainty regarding energy prices and the capital and commodity markets could have a material adverse effect on the demand for our services.  Adverse market conditions could also jeopardize the performance of certain counterparty obligations, including those of our insurers, suppliers, customers and financial institutions. Although we monitor the creditworthiness of our counterparties, any disruptions could lead to sudden changes in a counterparty’s liquidity. In the event any such party fails to perform, our financial results and liquidity could be adversely affected and we could incur losses. These negative economic factors could also result in a future impairment of our long-lived assets.

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

•	actions taken by the Organization of Petroleum Exporting Countries;

•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the rate of depletion of existing and new oil and natural gas reserves;

•	the cost of offshore exploration for, and production and transportation of, oil and natural gas, both on an absolute basis and as compared to the exploration and development costs of other regions;

•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;

•	the sale and expiration dates of offshore leases in the United States and overseas;

•	technological advances affecting energy exploration, production, transportation and consumption;

•	weather conditions;

•	environmental or other government regulations (both domestic and foreign), including the promulgation of regulations associated with climate change;

•	domestic and foreign tax policies; and

•	the pace adopted by foreign governments for the exploration, development and production of their oil and natural gas reserves.

Oil and natural gas prices have historically been volatile.  The institution of additional climate change regulation or negative public perception regarding a continued reliance on and use of carbon-based sources of energy could reduce the demand for oil and natural gas in the global marketplace.  Such regulations or negative perceptions could also have an adverse effect on our business, as demand for our services is highly dependent on the level of exploration, development and production activity.  The recent weakness of the worldwide economy has also led to businesses being more focused on liquidity and access to capital, which has caused many oil and natural gas companies to curtail or defer planned capital spending, which may negatively affect our operations.  A sustained period of low offshore drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.

Market conditions in the marine contracting industry are highly cyclical and subject to rapid change. Due to the short-term nature of most of our contracts, adverse changes in market conditions can have an immediate impact on our results of operations.

Historically, the marine contracting industry has been highly cyclical, with periods of high demand and high dayrates often followed by periods of low demand and low dayrates.  Periods of low demand can result in vessels and diving systems being idle and we may be required to idle certain vessels or diving systems or reduce contract rates in response to market conditions in the future.  On the Gulf of Mexico OCS, contracts are generally short-term, and oil and natural gas companies tend to respond quickly to changes in commodity prices. Due to the historical short-term nature of many of our contracts, changes in market conditions can have immediate negative consequences on our results of operations. In addition, customers generally have the right to terminate our contracts with little or no notice and without penalty. As a result of the cyclicality of our industry, our results of operations are subject to volatility.

A significant part of our business is on the Gulf of Mexico OCS, and the mature nature of this region could result in less exploration, development and production activities in the area, thereby reducing demand for our services.

The Gulf of Mexico OCS is a mature oil and natural gas production region that has experienced substantial exploration, development, construction and production activity for many years. Because a large number of oil and natural gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify, and other regions may offer superior or more cost-effective drilling prospects. Moreover, oil and natural gas companies may be unable to obtain the financing necessary to drill prospects in this region. The decrease in the size of oil and natural gas prospects, the decrease in production or the failure to obtain such financing may result in reduced exploration, development, construction and production activity on the Gulf of Mexico OCS and a corresponding demand for our services.

Intense competition in our industry may reduce our profitability and weaken our financial condition.

The businesses in which we operate are highly competitive. Our contracts traditionally have been awarded on a competitive bid basis, and while customers may consider, among other things, the reputation, safety record and experience of the contractor, price competition is often the primary factor in determining which qualified contractor is awarded a job. This competition has become more intense in recent years as mergers among oil and natural gas companies have reduced the number of available customers. Contract pricing is partially dependent on the supply of competing vessels. Generally, excess offshore service capacity puts downward pressure on contract rates.  We are currently experiencing this downward pressure in some of the international markets in which we operate as new assets, the commitments for which were made prior to the weakened global economy, have been placed into service in these markets.  If other companies construct new vessels or relocate existing vessels to our markets, competition may further increase and drive down the rates we may charge our customers. We believe that the competition for contracts will continue to be intense in the foreseeable future particularly in the international markets due to increased capacity coming to market. Our inability to compete successfully may reduce our profitability and adversely affect our financial condition.

We require highly skilled personnel and the loss of the services of one or more of our key employees, or our failure to attract and retain other highly qualified personnel in the future, could disrupt our operations and adversely affect our financial results.

Our continued success depends on our ability to attract and retain experienced subsea and marine construction professionals capable of performing our available work at a level of competency that will allow us to serve our business. Our industry has experienced significant attrition of these professionals over the past several years for a variety of reasons. Unionization or a significant increase in the wages paid by other employers could result in a reduction in our workforce, increases in the wage rates we pay, or both. Additionally, if the Employee Free Choice Act or a similar law is enacted, it will be much easier for unions to organize U.S. workforces. If any of these events occur for any significant period of time, our revenues and profitability could be diminished and our growth potential could be impaired.

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

We may experience limitations on the use of our aging fleet in certain foreign countries, or equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.

The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. While we operate a scheduled maintenance program designed to maintain our aging fleet in good working order, breakdowns of our vessels can and do occur.  Additionally, some foreign countries either restrict or prohibit the use of vessels beyond a certain age in their waters, which could limit our ability to operate some of our older assets in those locations.  Neither the U.S. government nor any of our customers place restrictions on the age of vessels operating on the Gulf of Mexico OCS.

Our contracting business declines in winter, and adverse weather conditions on the Gulf of Mexico OCS can adversely affect our revenues.

Marine operations conducted on the Gulf of Mexico OCS are typically seasonal and depend, in part, on weather conditions. Historically, we have experienced our lowest vessel utilization rates during the winter and early spring, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, in more competitive market conditions, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. Typically our customers choose to perform most of the Gulf of Mexico OCS work between May and October. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

A significant portion of our revenue is generated from a small number of our larger assets.

A significant portion of our revenue is generated from a small number of our larger, more capable assets which attract higher rates and support large integrated projects. Accordingly, our future revenues and profitability are highly dependent on our ability to continuously secure work for and maintain these assets.  In the event one or more of these assets are damaged, destroyed or remain idle for any significant period of time, it could have a material adverse effect on our results of operation and financial condition.

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

We may incur substantial costs and liabilities as a result of environmental, health and safety requirements relating to, among other things, our marine construction and intervention, inspection, maintenance and decommissioning operations. These costs and liabilities could arise under a wide range of environmental, health and safety laws, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in assessment of administrative, civil, and criminal penalties, imposition of cleanup and site restoration costs and liens, and the issuance of orders enjoining or limiting our current or future operations. Compliance with these laws and regulations also increases the cost of our operations and may prevent or delay the commencement or continuance of a given operation. In addition, claims for damages, including damages to natural resources, to persons or property may result from environmental and other impacts of our operations.

Strict, joint and several liability to remediate contamination may be imposed under certain environmental laws, which could cause us to become liable for, among other things, the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could have a significant adverse effect our business, financial condition or results of operations. See Item 1, “Business — Environmental Regulation.”

In addition, in December 2009 the EPA published findings that the emissions of carbon dioxide, methane and other greenhouse gases are contributing to the warming of the Earth’s atmosphere and other climatic changes, presenting an endangerment to human health and the environment. The EPA then promulgated rules in 2010 and 2011 requiring certain industries to report greenhouse gas emissions, establishing technology controls of mobile sources of greenhouse gas emissions, and Clean Air Act permitting of greenhouse gas emissions from certain large stationary sources. Because our business and services are highly dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas), the enactment of additional regulations related to climate change or greenhouse gases could reduce worldwide demand for oil and natural gas and have a corresponding adverse effect on our business, financial condition or results of operations.

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

Risks Relating to our Common Stock

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

In addition to anti-takeover protections contained in our corporate governance documents, Delaware law also imposes certain restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding voting stock. These restrictions under Delaware law apply to any stockholder seeking to acquire control of our company.

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

Item 1B.                      Unresolved Staff Comments

None.

Item 2.                 Properties

Our Vessels

We currently own a diversified fleet of 29 vessels, of which 19 are surface and saturation diving support vessels, six are shallow water pipelay vessels, one is a dedicated pipebury barge, one is a combination pipelay/derrick barge and two are derrick barges. Our fleet of diving support vessels consists of 11 surface diving support vessels capable of working in water depths up to 300 feet, and eight saturation diving support vessels that typically work in water depths of 200 to 1,000 feet. Five of our saturation diving support vessels have DP capabilities.  Our ten construction barges have a range of capabilities and perform construction projects in water depths up to 1,000 feet.

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

We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations and in order to maintain our vessels in class under the rules of the applicable class society. For 2011, these costs were $8.6 million.  We defer these costs and amortize them over the period commencing with the date the vessel returned to service following completion of the drydock and certification process to the next certificate expiry date, which typically ranges from 24 months to 60 months.  These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In addition to the deferred drydock costs discussed above, during 2011, we incurred $42.5 million in capital expenditures primarily related to replacements and vessel improvements.  In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

Our Facilities

Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas. Our primary subsea and marine services operations are based in Broussard, Louisiana. All of our facilities are leased except for our Broussard, Louisiana facility, approximately 6 1/2 acres that we own at our Port of Iberia, Louisiana facility (the remainder of which we lease), our Port Arthur, Texas facility and our Southeast Asia maintenance base and office in Singapore.  The remaining terms of these leases range from less than one to 10 years.

The following table provides select information about our material facilities:

Location	Function	Size
Houston, Texas	Corporate Headquarters, Project	89,000 square feet
Management and Sales Office
Broussard, Louisiana	Operations, Offices and Warehouse	16 acres (Buildings: 84,000 sq. ft.)
Port of Iberia, Louisiana	Training and Warehouse	23 acres (Building 68,602 sq. ft.)
Fourchon, Louisiana	Marine, Operations and Dock	16 acres (Buildings: 4,700 sq. ft.)
Port Arthur, Texas	Marine/Spool base	23 acres (Building 6,000 sq. ft.)
Singapore	Marine, Operations, Offices,	48,821 sq. ft.
Project Management and Warehouse
Perth, Australia	Operations, Offices and Project Management	33,906 sq. ft.
Ciudad del Carmen, Mexico	Operations, Offices and Dock	94,561 sq. ft.

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

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (or “SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, including penalties and interest accrued through that date (U.S. $22.0 million, including penalties and interest, and adjusted for inflation using the foreign exchange rate at December 31, 2011.)  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  After consulting with our Mexican counsel, we believed that under the Mexico and United States double taxation treaty these services are not taxable and the tax assessment itself is invalid.  Accordingly, we did not record a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  At a hearing of the Mexico tax court on February 21, 2012, the five justices unanimously decided to set aside the tax assessment and declared it null and void.  The SAT will have 15 business days following service of the written decision in which to appeal the decision to the Circuit Collegiate Court.  Regardless of whether or not the SAT appeals this decision, we do not believe the outcome of this proceeding will have a material adverse effect on our financial position, results of operations and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amendments for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for these years, under Mexican tax law there is a five-year statute of limitations, so our tax years 2006 through 2011 remain open for examination in Mexico.

Item 4.                 Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE under the symbol “DVR.”  The following table sets forth, for the periods indicated, the high and low sales price per share of our common stock on the NYSE:

	Common Stock Price
	High	Low
Fiscal Year 2010
First Quarter	$8.14	$6.35
Second Quarter	7.97	4.75
Third Quarter	6.69	4.48
Fourth Quarter	5.99	4.79
Fiscal Year 2011
First Quarter	$7.50	$5.67
Second Quarter	8.19	5.31
Third Quarter	6.21	1.83
Fourth Quarter	2.91	1.50
Fiscal Year 2012
First Quarter (through February 29)	$3.50	$2.29

As of February 29, 2012, there were approximately 172 registered stockholders of our common stock.

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

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this annual report on Form 10-K is not deemed to be “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be incorporated by reference into any filings we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2006 to December 31, 2011, to the cumulative total stockholder return for (i) the stocks of the S&P 500 Index, (ii) the Philadelphia Oil Service Sector index (or “OSX”), a price-weighted index of leading oil service companies and (iii) a peer group (the “Peer Group”) selected in good faith by us and consisting of the following companies:  Dril-Quip, Inc., Gulfmark Offshore, Inc., Helix, Hercules Offshore, Inc., Hornbeck Offshore, Inc. (or “Hornbeck”), Matrix Services Company (or “Matrix”), Newpark Resources, Inc., PHI, Inc. (or “PHI”), TETRA and Tidewater Inc.  Prior to 2011 the Peer Group also included Global, Oceaneering and Superior.  However, Global was acquired during 2011 and its stock is no longer listed on NASDAQ, and we determined that Oceaneering and Superior were no longer comparable to us in size so we have removed these three companies from the Peer Group for all periods in the graph below and replaced them with Hornbeck, Matrix and PHI.  The returns of each member of the Peer Group have been weighted according to its equity market capitalization as of December 31, 2011.  We believe that the members of the Peer Group provide services and products more comparable to us than the companies included in the OSX.

175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
Dec-06
Jun-07
Dec-07
Jun-08
Dec-08
Jun-09
Dec-09
Jun-10
Dec-10
Jun-11
Dec-11
Cal Dive
Peer Group Index
Oil Service Index
S&P 500

	Base Date	Years Ended December 31,
	12/31/06	2007	2008	2009	2010	2011
Cal Dive	100	107.21	52.71	61.21	45.91	18.22
Peer Group Index	100	100.10	39.38	58.30	64.77	65.13
Oil Service Index	100	139.83	56.28	90.37	113.64	100.27
S&P 500 Index	100	103.01	63.36	78.23	88.23	88.22

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
	(in thousands)
October 1 to October 31, 2011	—	$—	—	—
November 1 to November 30, 2011(1)	88	2.18	—	—
December 1 to December 31, 2011(1)	271,816	2.00	—	—
	271,904	$2.00	—	—
______________________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted shares.

Item 6.                 Selected Financial Data

The consolidated results of operations data and cash flow data and the consolidated balance sheet data presented below were derived from our audited consolidated financial statements and the related notes thereto.

You should read the information contained in this table in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our historical audited consolidated financial statements and the accompanying notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Results of Operations Data:
Revenues	$479,811	$536,468	$829,362	$856,906	$623,615
Net income (loss) (1)	(66,897)	(315,849)	76,627	109,499	105,600
Net income (loss) per common share:
Basic and diluted	$(0.73)	$(3.47)	$0.81	$1.03	$1.24

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Net property and equipment	$496,771	$567,791	$609,233	$604,242	$562,318
Total assets	704,940	752,301	1,155,979	1,309,608	1,274,050
Long-term debt, less current maturities	144,000	106,008	155,000	235,000	315,000
Total stockholders’ equity	329,641	387,711	694,798	705,697	587,907
______________________
(1)
Net loss for the year ended December 31, 2011 includes an after-tax, non-cash impairment charge of $30.4 million related to fixed assets impairment. Net loss for the year ended December 31, 2010 includes after-tax, non-cash charges of $302.5 related to the impairment of goodwill and fixed assets.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors” and elsewhere in this annual report on Form 10-K.

Business and Outlook

Our 2011 performance continued to be affected by challenging market conditions on the Gulf of Mexico OCS.  The significantly reduced drilling activity in 2010 associated with the Macondo well blowout and our inability to secure work in the highly competitive market in Southeast Asia had significant negative consequences on our business in 2011.

Positive contributions to our financial results during 2011 included strong diving activity in Australia, the successful execution of a large construction project in the Bahamas which was completed in the second quarter of 2011, the substantial completion of a successful pipelay project in Mexico in the fourth quarter of 2011 and the commencement of a second pipelay project in Mexico in the fourth quarter of 2011 that we expect to be completed in the second quarter of 2012.  Markets in Southeast Asia continue to be highly competitive due to the increased marine construction capacity that has come into service.  As a result, we have reduced our operational scope and overhead in that region.

After Macondo, there continues to be a significant amount of uncertainty in the market regarding the United States regulatory environment for our industry.  We believe this uncertainty, coupled with reduced natural gas prices, will continue to affect our customers’ spending levels for the near term.  Nonetheless, although the recovery on the Gulf of Mexico OCS following the Macondo well blowout has been slow, the permitting process, which affects all phases of our business, is improving.  We believe this improvement will benefit our operating results for fiscal 2012, as demand for our construction services typically lags behind drilling activity by six to 18 months and sometimes longer.  We also expect to benefit in 2012 from our significant cost saving initiatives implemented in 2011, which included headcount reductions.

While we expect the challenging market conditions that we have been experiencing since 2010 to continue into early 2012 with some improvement, it is unclear how long these factors will continue to disrupt the market conditions for our industry.  We believe the intermediate and long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish offshore oil and natural gas production, and for domestic industry participants to satisfy “idle iron” regulations and other directives promulgated by BSEE regarding the decommissioning of platforms and pipelines in the United States Gulf of Mexico, which should drive long-term demand for our services.

Fiscal 2011 Performance

We generated a net loss of $66.9 million ($.73 per diluted share) for the year ended December 31, 2011, which includes $30.4 million ($.33 per diluted share) of after-tax, non-cash impairment charges related to fixed assets.  This compares to a net loss of $315.8 million, or $3.47 per diluted share, for the year ended December 31, 2010, which included $302.5 million ($3.32 per diluted share) of after-tax, non-cash impairment charges related to goodwill and fixed assets.  Excluding the impairment charges in 2011 and 2010, we recorded a net loss of $36.5 million, or $.40 per diluted share for the year ended December 31, 2011, compared to a net loss of $13.3 million, or $.15 per diluted share in 2010.  The increase in 2011 net loss (excluding the impairment charges) is primarily due to lower activity on the Gulf of Mexico OCS, which experienced a temporary period of elevated activity in 2010 related to cleanup efforts for the oil spill that resulted from the Macondo well blowout.  Partially offsetting this decline was increased diving related work in Australia and reduced overhead costs as the result of our cost reduction efforts.

Vessel Utilization

We believe vessel utilization is one of the most important performance measurements for our business.  Utilization is a strong indicator of demand for our vessels and, as a result, the contract rates we may charge for our services.   As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and other routine and preventative maintenance programs during this period.  From time to time, we temporarily remove from service certain vessels based on current market conditions.  The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters.

The seasonal trend for vessel utilization can be disrupted by hurricanes, which can cause severe offshore damage and generate significant demand for our services from oil and natural gas companies trying to restore shut-in production.  This production restoration focus has led to increased demand for our services for prolonged periods following hurricanes, as was the case in the first half of 2009 following hurricanes Gustav and Ike in 2008.  Beginning in the fourth quarter of 2009, and reflected in our results for the year ended December 31, 2011, our operations on the Gulf of Mexico OCS returned to more customary seasonal conditions.  The negative effect of this seasonality was further exacerbated by reduced construction work in 2011 resulting from significantly less drilling activity in 2010, as well as reduced activity levels compared to the same period of 2010 when activity levels were higher due to oil spill cleanup efforts following the Macondo well blowout.  These factors resulted in a net decrease in vessel utilization of 8% across our fleet for the year ended December 31, 2011 compared to the prior year period.  Partially offsetting these negative factors was an increase in vessel utilization related to our construction project in the Bahamas, which was completed in the second quarter 2011, and our Mexico project, which was substantially completed in the fourth quarter 2011.

The following table shows the size of our fleet and effective utilization of our vessels during the past three fiscal years:

	2011		2010		2009
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving	8	56%	8	65%	8	79%
Surface and Mixed Gas Diving	11	39%	11	51%	13	57%
Construction Barges	10	25%	10	29%	10	41%
Entire Fleet	29	39%	29	47%	31	57%

______________________
(1)  Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each year, including those temporarily removed from service, but excluding vessels while in drydock.

Results of Operations

Operating Results

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(dollars in thousands)			(dollars in thousands)
Revenues	$479,811	$536,468	$829,362	$(56,657)	(11%)	$(292,894)	(35%)
Gross profit	14,266	62,442	215,885	(48,176)	(77%)	(153,443)	(71%)

Vessel Utilization	39%	47%	57%	(8%)	(17%)	(10%)	(18%)

Revenues decreased from 2010 to 2011 by $56.7 million, or 11%, and gross profit decreased by $48.2 million or 77%.  Vessel utilization declined from 47% in 2010 to 39% in 2011.  The decreases in revenues and gross profit in 2011 as compared to 2010 were primarily a result of reduced activity and lower margins in the Gulf of Mexico in 2011 resulting from slower than expected recovery in permitting activity levels and continued uncertainty in the region, compared to the year ended December 31, 2010 when activity levels were temporarily higher due to temporary oil spill cleanup efforts following the Macondo well blowout.  Offsetting this decline were revenues related to strong diving activity in Australia, the successful execution of a large construction project in the Bahamas which was completed in the second quarter of 2011, the substantial completion of a successful pipelay project in Mexico in the fourth quarter of 2011 and the commencement of a second pipelay project in Mexico in the fourth quarter of 2011 that we expect to complete in the second quarter of 2012.

Revenues decreased from 2009 to 2010 by $292.9 million, or 35%, and gross profit decreased by $153.4 million or 71%.  Vessel utilization declined from 57% in 2009 to 47% in 2010. The decreases in revenues and gross profit in 2010 as compared to 2009 were primarily a result of (i) fewer substantial integrated construction projects (as compared to a liquefied natural gas project located offshore Boston and two significant pipelay projects in China and Mexico which were ongoing in 2009 that utilized multiple vessels and yielded significant profits), (ii) decreased demand for hurricane related repair work and salvage activity as compared to the increased activity experienced during 2009 as a result of hurricanes Gustav and Ike that passed through the Gulf of Mexico in the third quarter of 2008 and (iii) significantly lower day rates.

Goodwill impairment

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(in thousands)			(dollars in thousands)
Goodwill impairment	$—	$292,469	$—	$(292,469)	(100%)	$292,469	100%

Prompted by the significant decline in market capitalization, adverse change in the business climate and significant declines in operating results, during 2010 we completed an impairment test of our goodwill and intangible assets which resulted in $292.5 million of goodwill impairment charges.  As a result of this impairment, we do not carry an amount for goodwill as of December 31, 2011.  There were no comparable impairment charges during 2009 or 2011.

Fixed assets impairment

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(in thousands)			(dollars in thousands)
Fixed assets impairment	$38,199	$23,242	$—	$14,957	64%	$23,242	100%

During 2011 and 2010 we incurred $38.2 million and $23.2 million, respectively, of pre-tax impairment charges related to certain fixed assets.  In the 2011 period, these impairment charges included a dive support vessel that experienced low utilization in the Southeast Asia region, and an idle shallow water pipelay barge from which most of its equipment had been removed.  In the 2010 period, these impairment charges included four construction barges, for which the outlook for their future utilization was uncertain.

Selling and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(dollars in thousands)			(dollars in thousands)
Selling and administrative expenses	$59,181	$60,138	$73,787	$(957)	(2%)	$(13,649)	(18%)
Selling and administrative expenses as a percentage of revenues	12%	11%	9%	1%	10%	2%	22%

Selling and administrative expenses decreased from 2010 to 2011 by $1.0 million, or 2% primarily due to our cost saving initiatives, as well as decreases in certain accruals relating to certain employee benefit plans.  These were partially offset by $2.5 million in one-time severance costs related to headcount reductions.  As a percentage of revenue, selling and administrative expenses were 12% for the year ended December 31, 2011, compared to 11% for the year ended December 31, 2010.

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

Provision for (recovery of) doubtful accounts

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(in thousands)			(dollars in thousands)
Provision for (recovery of) doubtful accounts	$(2,240)	$(167)	$7,992	$(2,073)	(1,241%)	$(8,159)	(102%)

No provision for doubtful accounts was recorded during 2011.  The $2.2 million reversal of provision for doubtful accounts during 2011 is due to a collection of a receivable previously reserved as bad debt on a West Africa project.  The $0.2 million reversal of provision for doubtful accounts recorded during 2010 resulted from the collection of trade receivables from the court administering the bankruptcy of a previous customer.

The provision for doubtful accounts recorded during 2009 was comprised of $2.5 million reserved for customers that filed for bankruptcy protection during the year and $5.5 million for contract disputes with customers.  We intend to pursue all commercial and legal avenues for collection of the receivables currently reserved for in our allowance for doubtful accounts.

Gains on sales and other expense, net

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(in thousands)			(dollars in thousands)
Gain on sale of assets	$3,670	$1,325	$301	$2,345	177%	$1,024	340%
Other expense, net	337	317	2,069	20	6%	(1,752)	(85%)

In 2011 we sold miscellaneous equipment to various third parties for $0.4 million, and we recognized a net gain on the sales of $0.4 million.  We also sold our Sabine Pass facility, one of our barges that was previously damaged by fire and miscellaneous equipment to various third parties for an aggregate of $3.9 million, and we recognized a net gain on the sales of $0.5 million.  During 2011, we received an insurance settlement in the amount of $2.8 million for a specific claim incurred in a prior year related to a fire that damaged one of our barges.

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

Interest expense, net

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(in thousands)			(dollars in thousands)
Interest expense, net	$9,227	$9,060	$13,801	$167	2%	$(4,741)	(34%)

The increase in interest expense, net from 2010 to 2011 is primarily due to changes in variable interest rates.

The decrease in interest expense, net from 2009 to 2010 is primarily due to lower outstanding borrowings.  Our debt level under our credit facility was $150.0 million, $165.3 million and $235.0 million at December 31, 2011, 2010, and 2009, respectively.

Income tax expense (benefit)

	Year Ended December 31,			Increase/(Decrease) (1)
	2011	2010	2009	2011 to 2010	2010 to 2009
	(in thousands)			(dollars in thousands)
Income tax expense (benefit) including goodwill and fixed asset impairment charges	$(19,871)	$(5,443)	$41,910	$(14,428)	$(47,353)
Effect of the goodwill and fixed asset impairment charges	7,843	13,108	—	(5,265)	13,108
Income tax expense (benefit) excluding goodwill and fixed asset impairment charges	$(12,028)	$7,665	$41,910	$(19,693)	$(34,245)

(1) Percentage is not meaningful.

Our effective tax rate was 22.9%, 1.7% and 35.4%, for the years ended December 31, 2011, 2010, and 2009, respectively.  Because we generated a pre-tax loss for the year ended December 31, 2011, the higher effective tax rate compared to 2010 results in a higher tax benefit realized in 2011. The change in our effective tax rate during the year ended December 31, 2011 compared to 2010 was primarily due to the impairment charges related to non-deductible goodwill recorded in 2010, which did not re-occur in 2011.  These impairment charges decreased the 2010 effective tax rate by approximately 30%.

Net Income (Loss)

	Year Ended December 31,			Increase/(Decrease)
	2011	2010	2009	2011 to 2010		2010 to 2009
	(in thousands, except per share data)			(dollars in thousands, except per share data)
Net income (loss)	$(66,897)	$(315,849)	$76,627	$248,952	79%	$(392,476)	(512%)
Weighted average diluted shares outstanding	91,742	91,067	91,927	675	1%	(860)	(1%)
Diluted earnings (loss) per share	$(0.73)	$(3.47)	$0.81	$2.74	79%	$(4.28)	(528%)

Net loss, including the impairment charges, for 2011 improved from 2010 by $249.0 million, or 79%, and diluted loss per share improved from 2010 by $2.74, or 79%, as a result of the factors described above.

Net income decreased from a net income of $76.6 million in 2009 to a net loss of $315.8 million in 2010, and diluted earnings per share decreased from $0.81 in 2009 to a loss per share of $3.47 in 2010.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and pursue joint ventures or acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions.  For 2012, we anticipate capital expenditures, excluding acquisitions or investments in joint ventures, of approximately $30.5 million for vessel improvements and replacements, and $8.5 million for regulatory drydock costs.  In connection with our business strategy, we regularly evaluate acquisition and joint venture opportunities, including vessels and marine contracting businesses. We expect to be able to fund our activities for the next twelve months with cash flows generated from our operations, available cash and cash equivalents and available borrowing under our revolving credit facility.  Our access to liquidity to fund our business activities and achieve our near-term and long-term growth objectives depends on the availability of financing in the capital markets which have recently experienced significant volatility. Given the current market conditions and our reliance on our credit facility, further deterioration in the market conditions could adversely affect our liquidity position.

Credit Facility

We have a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $150 million revolving credit facility, with certain financial institutions.  At December 31, 2011, we had outstanding debt of $150 million under our term loan, including current maturities and no debt outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on April 26, 2016.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At December 31, 2011, we were in compliance with all debt covenants under our credit facility.

By an amendment dated October 7, 2011, but effective as of October 11, 2011, we amended the credit agreement to, among other things, (i) increase our permitted maximum consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or “EBITDA”)) ratio to 5.0x for the fiscal quarter ending December 31, 2011; (ii) permanently reduce the size of the revolving credit facility from $300 million to $150 million and temporarily remove the $100 million accordion feature; (iii) for the fiscal quarter ending March 31, 2012, temporarily limit the amount available for borrowing and letters of credit under the $150 million revolving credit facility to $75 million and waive the leverage ratio covenant; (iv) eliminate the current EBITDA to interest financial covenant effective immediately, and, beginning in the fiscal quarter ending June 30, 2012, replace it with a fixed charge coverage ratio covenant of not less than 1.25x; and (v) temporarily add a collateral coverage sublimit on the amount available for borrowing under the revolving credit facility.  Following the fiscal quarter ending March 31, 2012, and assuming we are in compliance with the covenants described above, the full $150 million of the revolver will again be available for borrowing and letters of credits (subject to the leverage ratio covenant), and our maximum permitted leverage ratio covenant will increase to 5.75x for the quarter ending June 30, 2012.  The amendment made no changes to the $150 million term loan or its amortization schedule.  Depending on our compliance with certain financial ratio covenants, we may be required to prepay a portion of our term loan with the proceeds from any asset sales.

At December 31, 2011, we had $15.6 million of cash on hand, issued and outstanding letters of credit of $0.2 million under our revolving credit facility, and $2.4 million of outstanding warranty and bid bonds.  The amount we can borrow under our revolver is limited by outstanding borrowing, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.  Under the credit agreement, our permitted leverage ratio was 5.0x for the period through December 31, 2011.  Based on our consolidated leverage (debt to EBITDA) ratio and outstanding borrowing and letters of credit as of December 31, 2011, we had approximately $53.2 million available for borrowing under the revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following table summarizes our cash flows from operations, investing and financing activities for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$31,438	$79,374
Investing activities	(25,080)	(37,873)
Financing activities	(15,336)	(69,664)
Effect of exchange rate changes on cash and cash equivalents	—	326
Net decrease in cash and cash equivalents	$(8,978)	$(27,837)

Operating Activities.  Net cash provided by operating activities totaled $31.4 million during 2011, including a $10 million prepayment on a decommissioning project, compared to $79.4 million during 2010.  The primary reason for the decrease in cash flows from operating activities is the net loss, excluding non-cash impairment charges, for the year ended December 31, 2011 of $36.5 million, compared to net loss, excluding non-cash impairment charges, for the year ended December 31, 2010 of $13.3 million.   Additionally, working capital and other balance sheet accounts used $17.2 million of cash during 2011 compared to $15.9 million of cash provided in 2010.  This increase in cash used was primarily due to accelerated payment terms related to accounts receivables on a large project in 2010.

Investing Activities.  Net cash used in investing activities was $25.1 million during 2011 compared to $37.9 million during 2010.  During 2011 and 2010, cash used for capital expenditures was $32.3 million and $42.3 million, respectively, and cash provided from sales of assets and insurance proceeds was $7.3 million and $4.5 million, respectively.

Financing Activities.  Net cash used in financing activities was $15.3 million during 2011 compared $69.7 million in 2010.  During 2011, we borrowed $236.2 million under our revolving credit facility due to our normal working capital requirements.  We made scheduled payments of $15.3 million under our term loan and re-paid the entire $236.2 million outstanding under our revolving credit facility, which resulted in no amounts being outstanding under our revolving credit facility as of December 31, 2011.  During 2010, we borrowed $25.0 million under our revolving credit facility due to our normal working capital requirements.  We made scheduled payments of $69.7 million under our term loan and re-paid the entire $25.0 million outstanding under our revolving credit facility, which resulted in no amounts being outstanding under our revolving credit facility as of December 31, 2010.

Contractual and Other Obligations

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under noncancelable operating leases.

At December 31, 2011, our contractual obligations for long-term debt, operating leases, purchase commitments and other payables were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
Long-term financing obligations(1)
Principal	$150,000	$6,000	$30,000	$114,000	$—
Interest	32,715	8,627	15,547	8,541	—
Noncancelable operating leases and charters(2)	12,487	3,074	5,639	3,394	380
Total contractual obligations	$195,202	$17,701	$51,186	$125,935	$380

(1)	Represents the term loan under our credit facility - see Note 5 to our consolidated financial statements. Assumes an interest rate based on three month LIBOR at December 31, 2011 plus a margin of 4.25% and commitment fees of 0.8% on the unused portion of the revolver.
(2)	See Note 8 to our consolidated financial statements under the caption “Lease Commitments.”

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements.

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

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of our property and equipment may not be recoverable.  We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions.  If such impairment indicators are present, we determine whether an impairment has occurred through projected net undiscounted cash flows based on expected operating results over the remaining life of the asset group.  The cash flows are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry trends, expected utilization and margins.  Management’s estimates may vary considerably from actual outcomes due to future adverse market conditions, poor operating results, or other factors that could result in our inability to recover the current carrying value of long-lived assets, which could possibly require an impairment charge in the future.  In 2011 we recorded $38.2 million of impairment charges related to certain fixed assets, including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region, and an idle shallow water pipelay barge from which most of its equipment had been removed.  In 2010 we recorded $23.2 million of impairment charges related to certain fixed assets, consisting of four idle construction barges for which the outlook for future utilization was uncertain.  We recorded an impairment charge of $0.5 million in 2009 for buildings and leasehold improvements we have abandoned.

Fixed Asset Impairments

Under ASC Topic 360, Property, Plant and Equipment, we perform an annual impairment review of our long-lived assets.  For long-lived assets, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, historical or future profitability measurements and other relevant external market conditions or factors.  If we determine that an impairment of a long-lived asset has occurred, we recognize a loss on our financial statements equal to the difference between the carrying amount and the fair value of the asset.

During 2011, we determined that impairment indicators existed with respect to certain of our long-lived fixed assets including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region and an idle shallow water pipelay barge from which most of its equipment had been removed.  We evaluated the recoverability of these fixed assets, the fair value of which we included in the impairment analysis determined by using the income valuation approach, market based appraisals and estimated scrap value.  As a result of this analysis we recorded $36.6 million of pre-tax fixed assets impairment expense for the third quarter ended September 30, 2011.  In the fourth quarter of 2011, our dive support vessel was further impaired by $1.6 million based on a market price offer received in February 2012. This vessel is classified as assets held for sale and included in other current assets in our consolidated balance sheet at December 31, 2011.

During 2010, we performed an impairment test on four idle construction barges and determined that they were subject to impairment indicators resulting from the uncertain outlook regarding their future utilization.  The fair values of three of the barges were determined using the income valuation approach and the fair value of the fourth barge was based on its scrap value.  As a result of this analysis we recorded $23.2 million of pre-tax fixed assets impairment expense for the third quarter ended September 30, 2010.

Derivative Instruments and Hedging Activities

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

Income Taxes

In accordance with ASC Topic 740, Income Taxes, we recognize income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes.

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

Recently Issued Accounting Pronouncements

See Note 2 to our consolidated financial statements for a description of certain new accounting pronouncements that may affect our consolidated financial statements.

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

Interest Rate Risk.  At December 31, 2011, we had $150 million of variable-rate debt outstanding under our credit facility.  Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  To reduce the potentially adverse impact of changes in interest rates on our variable rate term loan, in August 2010 we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.645%.  This interest rate swap began to settle in December 2010 and expired in December 2011.  In May 2011, we entered into a second twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.82%.  This interest rate swap began to settle in December 2011 and will expire in December 2012.  In August 2011, we entered into a third twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.585%.  This interest rate swap will begin to settle in December 2012 and will expire in December 2013.  All of these interest rate swap instruments qualify as cash flow hedges under hedge accounting.  From time to time, there may be economic sharing among more than one counterparty related to our interest rate swaps.  We expect the current interest rate swap to effectively fix our variable interest payments made on $100 million of our term loan, or approximately 67% as of December 31, 2011, at 0.645% on a weighted average basis plus the current average applicable loan margin of approximately 4.25% for a total interest rate of 4.90%.  A hypothetical increase of 10% in quoted interest rates as of December 31, 2011 would increase interest expense by $0.7 million and $0.7 million in 2012 and 2013, respectively.

Foreign Currency Exchange Rate Risk.  We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates.  Although the vast majority of our business is transacted in U.S. dollars, we transact business in Euro-dollars, Mexican pesos, Singapore dollars, and Australian dollars, among others.  Historically, foreign currency exchange rate risk has not been material to our business and we have not entered into any foreign exchange contracts.  At various times, we utilize the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies.  As we continue to grow our international operations, foreign currency exchange rate risk may become more significant and we may mitigate our foreign currency risk with foreign currency derivative instruments in the future.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal Dive International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

March 2, 2012

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$15,598	$24,576
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2,664 and $6,039, respectively	67,000	86,239
Contracts in progress	41,420	26,829
Income tax receivable	24,432	2,182
Deferred income taxes	—	3,425
Other current assets	32,482	17,439
Total current assets	180,932	160,690

Property and equipment	752,994	799,757
Less - Accumulated depreciation	(256,223)	(231,966)
Net property and equipment	496,771	567,791

Other assets:
Deferred drydock costs	15,770	14,602
Other assets, net	11,467	9,218
Total assets	$704,940	$752,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,277	$58,685
Advanced billings on contracts	10,683	5
Current maturities of long-term debt	6,000	59,328
Income tax payable	2,955	4,462
Deferred income taxes	3,269	—
Accrued liabilities	19,868	23,276
Total current liabilities	121,052	145,756

Long-term debt	144,000	106,008
Deferred income taxes	104,667	109,434
Other long-term liabilities	5,580	3,392
Total liabilities	375,299	364,590

Stockholders’ equity:
Common stock, 240,000 shares authorized, $0.01 par value, Issued and outstanding: 96,159 and 95,465 shares, respectively	962	954
Capital in excess of par value of common stock	415,583	406,891
Accumulated other comprehensive income	2,110	1,969
Retained deficit	(89,014)	(22,103)
Total stockholders’ equity	329,641	387,711
Total liabilities and stockholders’ equity	$704,940	$752,301

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$479,811	$536,468	$829,362
Cost of sales	465,545	474,026	613,477
Gross profit	14,266	62,442	215,885
Goodwill impairment	—	292,469	—
Fixed assets impairment	38,199	23,242	—
Selling and administrative expenses	59,181	60,138	73,787
Gain on sale of assets	3,670	1,325	301
Provision for (recovery of) doubtful accounts	(2,240)	(167)	7,992
Income (loss) from operations	(77,204)	(311,915)	134,407
Interest expense, net	9,227	9,060	13,801
Other expense, net	337	317	2,069
Income (loss) before income taxes	(86,768)	(321,292)	118,537
Income tax expense (benefit)	(19,871)	(5,443)	41,910
Net income (loss)	$(66,897)	$(315,849)	$76,627
Net income (loss) per common share:
Basic	$(0.73)	$(3.47)	$0.81
Diluted	$(0.73)	$(3.47)	$0.81
Weighted average shares outstanding:
Basic	91,742	91,067	91,884
Diluted	91,742	91,067	91,927

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands)

				Accumulated
				Other
			Capital	Compre-	Retained	Total
	Common Stock		in Excess	hensive	Earnings	Stockholders’
	Shares	Par value	of Par	Income (loss)	(Deficit)	Equity
Balances at December 31, 2008	107,498	$1,075	$488,841	$(1,338)	$217,119	$705,697
Net income					76,627	76,627
Foreign currency translation adjustment				1,539		1,539
Decrease in unrealized loss from cash flow hedge (net of income tax of $384)				713		713
Comprehensive income						78,879
Repurchase and retirement of stock from Helix	(15,212)	(152)	(99,848)			(100,000)
Stock-based compensation plans	1,647	16	10,206			10,222
Balances at December 31, 2009	93,933	939	399,199	914	293,746	694,798
Net loss					(315,849)	(315,849)
Foreign currency translation adjustment				796		796
Decrease in unrealized loss from cash flow hedge (net of income tax of $139)				259		259
Comprehensive loss						(314,794)
Stock-based compensation plans	1,532	15	7,692			7,707
Balances at December 31, 2010	95,465	954	406,891	1,969	(22,103)	387,711
Net loss					(66,897)	(66,897)
Foreign currency translation adjustment				215		215
Increase in unrealized loss from cash flow hedge (net of income tax of $40)				(74)		(74)
Comprehensive loss						(66,756)
Stock-based compensation plans	694	8	8,692			8,700
Other					(14)	(14)
Balances at December 31, 2011	96,159	$962	$415,583	$2,110	$(89,014)	$329,641

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$(66,897)	$(315,849)	$76,627
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,692	68,961	76,313
Stock compensation expense	9,565	7,427	7,272
Deferred income tax expense (benefit)	5,179	(12,755)	2,427
(Gain) loss on sale of assets	(3,670)	(1,325)	99
Provision for (recovery of) doubtful accounts	(2,240)	(167)	7,992
Amortization of deferred financing costs	1,822	1,497	1,172
Goodwill impairment	—	292,469	—
Fixed assets impairment	38,199	23,242	530
Changes in operating assets and liabilities:
Accounts receivable, net	7,113	31,391	128,729
Income tax receivable and payable, net	(23,998)	(1,448)	(8,138)
Other current assets	(1,687)	2,732	(298)
Deferred drydock costs	(6,564)	(6,639)	(12,868)
Accounts payable and accrued liabilities	14,646	(10,187)	(45,375)
Other noncurrent assets and liabilities, net	(6,722)	25	382
Net cash provided by operating activities	31,438	79,374	234,864
Cash Flows From Investing Activities:
Additions to property and equipment	(32,347)	(42,328)	(63,024)
Proceeds from sales of property and equipment	7,267	4,455	17
Net cash used in investing activities	(25,080)	(37,873)	(63,007)
Cash Flows From Financing Activities:
Draws on revolving credit facility	236,200	25,000	100,000
Repayments of revolving credit facility	(236,200)	(25,000)	(100,000)
Repayments on term loan under credit facility	(15,336)	(69,664)	(80,000)
Repurchase of common stock	—	—	(100,000)
Net cash used in financing activities	(15,336)	(69,664)	(180,000)
Effect of exchange rate on cash and cash equivalents	—	326	—
Net decrease in cash and cash equivalents	(8,978)	(27,837)	(8,143)
Cash and cash equivalents:
Balance, beginning of year	24,576	52,413	60,556
Balance, end of year	$15,598	$24,576	$52,413
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6,572	$7,454	$10,996
Income taxes paid (refunded), net	$(852)	$11,779	$48,050
Non-cash changes in assets and liabilities:
Changes in additions to property and equipment
in accounts payable	$10,200	$160	$(4,259)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Organization

We are a marine contractor that provides manned diving, pipelay and pipe burial, platform installation and platform salvage services to a diverse customer base in the offshore oil and natural gas industry.  We offer our customers these complementary services on an integrated basis for more complex offshore projects, which maximizes efficiencies for our customers and enhances the utilization of our fleet.  Our headquarters are located in Houston, Texas.

Our global footprint encompasses operations on the Gulf of Mexico, OCS, the Northeastern U.S., Latin America, Southeast Asia, China, Australia, the Middle East and the Mediterranean.  We currently own a diversified fleet of 29 vessels, including 19 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

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

The asset “contracts in progress” represents revenues from time, materials and equipment contracts for work performed during the period that has not yet been invoiced, and costs and estimated earnings recognized as revenue on the percentage-of-completion method in excess of amounts billed as determined on an individual contract basis.  The liability “advance billings on contracts” represents amounts billed in excess of costs, and estimated earnings recognized as revenue on the percentage-of-completion method on an individual contract basis. All amounts included in contracts in progress at December 31 are expected to be billed and collected within one year.  The following is a summary of the components of contracts in progress (in thousands):

	December 31,
	2011	2010
Unbilled revenue from time, material and equipment contracts	$27,463	$8,813
Revenue recognized on the percentage-of-completion method in excess of amounts billed	13,957	18,016
	$41,420	$26,829

Cash and Cash Equivalents

We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months.

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to record accounts receivable at their net realizable value.  A significant amount of judgment is involved in recording and making adjustments to this reserve.  Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies.  Depending on how these issues are resolved, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required and are charged to expense.  The allowance for doubtful accounts was $2.7 million and $6.0 million at December 31, 2011 and 2010, respectively.

Included in accounts receivable at December 31, 2010 and 2011 is $5.2 million owed from a customer in Southeast Asia which is overdue but could not be collected due to our customer’s involvement in certain customs issues with a local government.  We are not involved in these issues, our receivable is not disputed and was confirmed by our customer in 2011. Also, our customer’s client, a joint venture including a major U.S. oil and gas company, has acknowledged the ultimate payment being owed to us and confirmed that they have not yet paid our customer pending the outcome of the customs issues.  Based on our customer’s confirmation and the fact that the end client has not yet paid our customer but acknowledged our receivable, we believe that we will ultimately collect our receivable from either our customer or directly from the end client.

Retention is not immediately collectible under the retainage provisions of our contracts.  We include retainages expected to be collected within one year in accounts receivable - trade.  Retainages expected to be collected after one year are included in other assets.  The following amounts represent retainages on contracts (in thousands):

	December 31,
	2011	2010
Retainages expected to be collected within one year	$3,636	$2,210
Retainages expected to be collected after one year	—	—
Total retainages	$3,636	$2,210

Property and Equipment

Property and equipment are recorded at cost, net of recorded impairments. We depreciate our assets primarily on the straight-line method over their estimated useful lives. Depreciation expense was $57.0 million, $57.6 million and $53.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The following is a summary of the components of property and equipment (in thousands):

	Estimated	December 31,
	Useful Life	2011	2010
Vessels	15 to 20 years	$587,703	$632,952
Portable saturation diving systems	10 to 20 years	73,057	73,218
Machinery and equipment	5 to 10 years	53,957	47,454
Buildings, leasehold improvements and other	3 to 20 years	38,277	46,133
Total property and equipment		$752,994	$799,757

The cost of repairs and maintenance is charged to operations as incurred, while the cost of improvements is capitalized and depreciated over the useful life of the asset. Total repair and maintenance charges were $12.0 million, $16.5 million and $25.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.  When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income.

For long-lived assets to be held and used, excluding goodwill, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset group. If it is determined that an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future.  In 2011, we recorded $38.2 million in pre-tax impairment charges related to certain fixed assets including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region, and an idle shallow water pipelay barge from which most of its equipment had been removed.  In 2010, we recorded $23.2 million in pre-tax impairment charges related to certain fixed assets, consisting of four idle construction barges for which the outlook for future utilization was uncertain.  We recorded an impairment charge of $0.5 million in 2009 for buildings and leasehold improvements we had abandoned.

Assets are classified as held for sale and included in other current assets when we have a plan for disposal of certain assets and those assets meet the held for sale criteria as set forth in authoritative accounting guidance. Included in current assets as assets held for sale at December 31, 2011 are our Singapore facility and a dive support vessel located in Southeast Asia.  At December 31, 2010, we had no assets held for sale.

Capitalization of Interest

Interest on borrowed funds is capitalized on major capital projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset in the same manner as for the underlying asset. Interest capitalized for the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.7 million and $0.7 million, respectively.

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

Prior to January 1, 2010, we generally amortized drydock and recertification costs over 30 months. Effective January 1, 2010, we changed the period for amortization of these costs to commence with the date the vessel returned to service following completion of the drydock process to the next certificate expiry date, which typically ranges from 24 months to 60 months. The change in this amortization period was based on management’s assessment that the period for which the certificate is valid is a better measure of the length of time for which we expect to receive future benefits from the recertification and drydock process.  This change in the estimated service life of our drydock and recertification costs had the effect of lengthening the amortization period for these costs, which decreased our loss from operations by $3.5 million ($.04 per diluted share) for the year ended December 31, 2010. This change in estimate had no impact on our cash flows for the year ended December 31, 2010.

As of December 31, 2011 and 2010, capitalized deferred drydock and related recertification costs totaled $15.8 million and $14.6 million, respectively. During the years ended December 31, 2011, 2010 and 2009, drydock amortization expense was $7.4 million, $9.1 million and $19.6 million, respectively.

Goodwill and Intangible Assets

Goodwill Impairment

Under ASC Topic 350, Intangibles – Goodwill and Other, we perform an annual impairment test of goodwill. We elected November 1st as our annual impairment assessment date for goodwill and other intangible assets. In certain circumstances, we also test for impairment of goodwill between annual tests if a triggering event occurs, such as significant adverse change in the business climate, unexpected significant declines in operating results, an adverse action by a regulator, emergence of unanticipated competition, loss of key personnel or a decline in market capitalization. Our goodwill impairment test is based on our single operating and reporting unit and involves a comparison of the fair value of the unit with its carrying amount. The fair value is determined using market-related valuation models and discounted cash flows.

During 2010, our market capitalization declined significantly by approximately 22% from $551.2 million at June 30, 2010 to $430.4 million at August 31, 2010, which was lower by $256.4 million, or 37%, than our equity book value at August 31, 2010. We believe the uncertain market conditions following the Macondo well blowout contributed to the significant decline in our stock price and market capitalization, and this prompted us to conclude that a triggering event had occurred requiring us to perform an interim impairment test. As a result, we commenced an interim assessment of our goodwill, which we completed as of August 31, 2010. Goodwill impairment is determined using a two-step process. In the first step, if the fair value of our reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to have a potential impairment and the second step of the impairment test is not necessary. However, if the carrying amount of our reporting unit exceeds its fair value, the second step of the process is performed to determine if goodwill is impaired and to measure the amount of impairment loss to recognize, if any.

Under the first step of the process, we estimated the fair value of our reporting unit using both a market-related and discounted cash flow valuation approach.  Under the market-related approach, the fair value of our reporting unit is calculated by applying an average peer total invested capital to EBITDA multiple to forecasted EBITDA for the reporting unit. We exercise our judgment in selecting peer companies that operate in the same or similar lines of business as ours and are potentially subject to similar market risks. Under the income approach, a discounted cash flow analysis is performed requiring us to make various assumptions about our discount rate, future revenue, operating margins, capital expenditures and growth rates. These assumptions are based on historical operating results, long-term business plans, economic projections, anticipated future cash flows and marketplace data. These fair value measurements fall within Level 3 under ASC Topic 820, Fair Value Measurements and Disclosures.

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

Based on the first step calculation of our goodwill impairment test, the carrying amount of our reporting unit exceeded its fair value, which required us to perform the second step of the impairment test. In the second step, the fair value of goodwill and fixed assets was generally estimated using an income valuation approach. Based on our 2010 goodwill impairment analysis, we recorded $292.5 million of pre-tax goodwill impairment expense.  As a result of this impairment, we did not carry an amount for goodwill as of December 31, 2011.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2009	$292,469
Impairment charges	(292,469)
Balance at December 31, 2010	—
Balance at December 31, 2011	$—

Intangible Assets

A summary of other intangible assets is as follows (in thousands):

		As of December 31, 2011		As of December 31, 2010
	Estimated	Gross	Accumulated	Gross	Accumulated
	Useful Life	Amount	Amortization	Amount	Amortization
Customer relationships	5 to 7 years	$6,758	$(5,334)	$6,758	$(4,261)
Trade name	7 years	490	(284)	490	(214)
Total		$7,248	$(5,618)	$7,248	$(4,475)

Intangible assets, excluding goodwill, are recorded as other noncurrent assets on our consolidated balance sheets and are amortized on a straight-line basis over their estimated useful life.  Total amortization expense for intangible assets for the years ended December 31, 2011, 2010, and 2009 was $1.1 million, $1.1 million and $2.6 million, respectively.  A summary of the estimated amortization expense for the remaining useful life is as follows (in thousands):

Years Ended December 31,
2012	$1,107
2013	454
2014	69

Fixed Asset Impairment

Under ASC Topic 360, Property, Plant and Equipment, we perform an annual impairment review of our long-lived assets.  For long-lived assets, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, historical or future profitability measurements and other relevant external market conditions or factors.  If we determine that an impairment of a long-lived asset has occurred, we recognize a loss on our financial statements equal to the difference between the carrying amount and the fair value of the asset.

During 2011, we determined that impairment indicators existed with respect to certain of our long-lived fixed assets including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region and an idle shallow water pipelay barge from which most of its equipment had been removed.  We evaluated the recoverability of these fixed assets, the fair value of which we included in the impairment analysis determined by using the income valuation approach, market based appraisals and estimated scrap value.  As a result of this analysis we recorded $36.6 million of pre-tax fixed assets impairment expense for the third quarter ended September 30, 2011.  In the fourth quarter of 2011, our dive support vessel was further impaired by $1.6 million based on a market price offer received in February 2012. This vessel is classified as assets held for sale and included in other current assets in our consolidated balance sheet at December 31, 2011.

During 2010, we performed an impairment test on four idle construction barges and determined that they were subject to impairment indicators resulting from the uncertain outlook regarding their future utilization.  The fair values of three of the barges were determined using the income valuation approach and the fair value of the fourth barge was based on its scrap value.  As a result of this analysis we recorded $23.2 million of pre-tax fixed assets impairment expense for the third quarter ended September 30, 2010.

Derivative Instruments and Hedging Activities

To reduce the potentially adverse impact of changes in interest rates on our variable rate term loan, in August 2010 we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.645%.  This interest rate swap began to settle in December 2010 and expired in December 2011.  In May 2011, we entered into a second twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.82%.  This interest rate swap will begin to settle in December 2011 and will expire in December 2012.  In August 2011, we entered into a third twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.585%.  This interest rate swap will begin to settle in December 2012 and will expire in December 2013.  All of these interest rate swap instruments qualify as cash flow hedges under hedge accounting.  From time to time, there may be economic sharing among more than one counterparty related to our interest rate swaps.  At December 31, 2011, the interest rate swap instruments had a negative fair value of $0.3 million, which is recorded as current accrued liabilities.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  For the year ended December 31, 2011, $0.1 million of after-tax unrealized loss from our interest rate swap was recorded in other comprehensive income.  The estimated net amount of the loss that is reported in accumulated other comprehensive income as of December 31, 2011 that is expected to be reclassified into earnings within the next 12 months is $0.2 million.  For the year ended December 31, 2011, we reclassified $0.2 million of after-tax unrealized losses into interest expense, net, in the consolidated statement of operations related to all settled cash flow hedges.

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

We measure our interest rate swaps on a recurring basis using an income approach where expected future cash flows are converted to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models). The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	December 31,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$344	$—	$344	$—

The following table provides additional information related to the assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	December 31,	Fair Value Measurements at Reporting Date Using
	2010	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$282	$—	$282	$—

We review long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. For the year ended December 31, 2011, we recorded an impairment expense of $38.2 million related to certain fixed assets. After recording the impairment expense and fourth quarter depreciation on assets held for use, the fair values of the impaired fixed assets held for use and certain assets held for sale were reduced to $18.4 million and $10.0 million, respectively.  The fair value of the assets held for use was determined using the income valuation approach, market based appraisals and estimated scrap value.  The fair value of the asset held for sale was determined by an offer to purchase our dive support vessel, which was received in February 2012.  The following table provides additional information related to the fixed assets that were impaired in the current year and measured at fair value on a non-recurring basis at December 31, 2011 (in thousands):

	December 31,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Surface diving	$4,136	$—	$—	$4,136
Saturation diving (1)	15,889	—	—	15,889
Construction barges	8,329	—	—	8,329
	$28,354	$—	$—	$28,354

(1)	Includes $10,000 which is included in assets held for sale at December 31, 2011.

The following table provides additional information related to the fixed assets that were impaired in the year ended December 31, 2010 and measured at fair value on a non-recurring basis at December 31, 2010 (in thousands):

	December 31,	Fair Value Measurements at Reporting Date Using
	2010	Level 1	Level 2	Level 3
Construction barges	$36,426	$—	$—	$36,426

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

We account for uncertain tax positions using a benefit recognition model with a two-step approach: (1) a more-likely-than-not recognition criterion and (2) a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit is recorded.  Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We normally recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense on our consolidated statements of operations.

Foreign Currency Translation

The functional currency of our operations in Australia is the local currency. The U.S. dollar is the designated functional currency for all of our other foreign operations. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of stockholders’ equity. All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

Stock-Based Compensation Plans

We measure restricted stock awards at fair value on the date they are granted to employees and recognize compensation cost in our financial statements over the requisite service period.

The fair value of the liability incurred for performance share units is revalued at the end of each reporting period through settlement using the Monte Carlo simulation methodology.  Changes in the fair value of the liability for performance share units that occur during the requisite service period are recognized as compensation expense based on the percentage share of the requisite service that has been rendered at that date.  As it is the intent of the Compensation Committee of the Board of Directors to pay cash to settle our liability for performance share units, if any, at the end of the service period, we record a liability for these financial instruments on our balance sheet rather than as an increase to equity.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income - Presentation of Comprehensive Income.  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Among other things, it eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  ASU No. 2011-05 also made other financial reporting changes, the effects of which were deferred by FASB ASU No. 2011-12, Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 issued in December 2011. Upon adoption in the first quarter of 2012, we do not expect that this guidance will have any material effect on our financial statements, but it will impact our financial statement presentation as we currently present items of other comprehensive income in the statement of stockholders’ equity.

We do not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

3.   Related Party Transactions

Prior to December 2006, we were wholly-owned by Helix.  In December 2006, Helix and its subsidiaries contributed and transferred to us all of the assets and liabilities of its shallow water marine contracting business, including 23 surface and diving support vessels capable of operating in water depths of up to 1,000 feet and three shallow water pipelay vessels, and then we, through an IPO, became a separate company from Helix.

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

In the first quarter of 2011, Helix sold all of its remaining shares of our common stock.  In contemplation of our IPO, we entered into several agreements with Helix addressing the rights and obligations of each respective company, including a Master Agreement, a Corporate Services Agreement, an Employee Matters Agreement, a Registration Rights Agreement and a Tax Matters Agreement.  See Note 6 to our consolidated financial statements for a detailed description of the Tax Matters Agreement.  Helix exercised its demand registration rights under the Registration Rights Agreement to sell its shares of our common stock in 2009, as described above, and, upon its sale of its remaining shares of our common stock in the first quarter of 2011, has no further rights under this agreement.  Once Helix ceased to own a significant percentage of our common stock, all material rights and obligations contained in the other agreements were eliminated and the Master Agreement, Corporate Services Agreement and the Employee Matters Agreement were terminated.  All final payments under those agreements made in 2009 were immaterial.

In the ordinary course of business, we provided marine contracting services to Helix and recognized revenues of $33.0 million in 2009.  Helix provided ROV services to us and we recognized operating expenses of $9.7 million in 2009.  These services were performed at prevailing market rates.

4.   Details of Certain Accounts

Other current assets consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Insurance claims to be reimbursed	$226	$1,806
Prepaid job costs	3,298	2,847
Prepaid insurance	3,597	4,102
Prepaid other	1,887	417
Other receivables	2,853	4,379
Assets held for sale (1)	14,771	—
Supplies and spare parts inventory	1,528	2,154
Other	4,322	1,734
	$32,482	$17,439

_____________________________
(1)
Included in current assets as assets held for sale are our Singapore facility and a dive support vessel located in Southeast Asia. We elected to market these assets for sale to reduce our cost and operational structure in the Southeast Asia region due to the highly competitive nature of that market and the increased marine construction capacity now available in that area. We estimate that the sale of these assets will be completed within the next 12 months although no assurances can be given on this timing.

Other long-term assets, net, consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Intangible assets with finite lives, net	$1,630	$2,773
Deferred financing costs	8,684	3,644
Equipment deposits and other	1,153	2,801
	$11,467	$9,218

   Accrued liabilities consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Accrued payroll and related benefits	$3,831	$7,762
Unearned revenue	567	—
Insurance claims to be reimbursed	224	1,806
Accrued insurance	7,281	7,529
Interest rate swap	344	282
Accrued taxes other than income	2,845	2,320
Accrued interest	591	225
Other	4,185	3,352
	$19,868	$23,276

Other long-term liabilities consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Uncertain tax position liability	$4,077	$1,194
Amounts owed to Helix	425	717
Other	1,078	1,481
	$5,580	$3,392

5.   Long-term Debt

We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $150 million variable-interest revolving credit facility.  At December 31, 2011, we had outstanding debt of $150 million under the term loan, with no quarterly principal payments required until June 30, 2012, when quarterly principal payments of $2 million commence.  The quarterly principal payments will remain at $2 million until June 30, 2013 when they increase to $4 million for the duration of the facility.  A final payment of approximately $94 million will be due at maturity on April 26, 2016.  Additionally, as of December 31, 2011, we had no outstanding borrowings under our revolving credit facility, and $0.2 million of issued and outstanding letters of credit under our revolving credit facility and approximately $2.4 million of outstanding warranty and bid bonds.  Except as otherwise noted below with respect to the October 2011 amendment to our credit facility, the amount we can borrow under our revolving credit facility is limited by outstanding borrowing, letters of credit, and our consolidated leverage (debt to EBITDA) ratio covenant.

Under the credit facility, our permitted leverage (debt to EBITDA) ratio was 4.25x for the period through September 30, 2011, and after giving effect to the October 2011 amendment to our credit facility, our permitted leverage ratio was increased to 5.0x for the period through December 31, 2011.  Based on our consolidated leverage (debt to EBITDA) ratio and outstanding borrowing and letters of credit as of December 31, 2011, we had approximately $53.2 million available for borrowing under our revolving credit facility.

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

In addition, for the fiscal quarter ending March 31, 2012, the amendment temporarily limits the amount available for borrowing and letters of credit under the $150 million revolving credit facility to $75 million, and requires us to meet either the leverage ratio covenant of 5.0x or have consolidated EBITDA for the trailing twelve months ending on March 31, 2012 of at least $25.2 million.  As long as either covenant is met, the full $75 million will be available for borrowing and letters of credit and will not be limited by the leverage ratio.

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

Once we deliver a compliance certificate that demonstrates a consolidated leverage ratio of not more than 3.75x and a fixed charge coverage ratio of not less than 1.25x as of the end of the most recent fiscal quarter, the collateral coverage sublimit will be removed, the $100 million accordion feature will be restored, and the various limits and restrictions in the negative covenants will be restored to the levels provided in the credit agreement, effective as of the date such compliance certificate is delivered.   The amendment made no changes to the $150 million term loan or its amortization schedule.  Depending on our compliance with certain financial ratio covenants, we may be required to prepay a portion of our term loan with proceeds from any asset sales.

The term loan and the revolving loans (together, the “Loans”) may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus ½ of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin.  After giving effect to the amendment, the interest rate margins on the Loans range from 3.50% to 4.25% on Eurodollar Rate Loans and 2.50% to 3.25% on Base Rate Loans.  The prior range for Eurodollar Rate Loans and Base Rate Loans was 2.50% to 3.25% and 1.50% to 2.25%, respectively.  The interest rate margins on the Loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the credit agreement.  Under the amendment, for the period through March 31, 2012 we must either meet a maximum permitted leverage (debt to EBITDA) ratio of 5.0x or have consolidated EBITDA for the trailing twelve months ending on March 31, 2012 of at least $25.2 million.

At December 31, 2011 and December 31, 2010, we were in compliance with all debt covenants contained in our credit facility. The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon and the Eclipse), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Aggregate maturities of principal amounts under our credit facility for each year through maturity are as follows (in thousands):

Years Ended December 31,
2012	$6,000
2013	14,000
2014	16,000
2015	16,000
2016	98,000
$150,000

For the year ended December 31, 2011, we deferred fees in connection with the amendment to our credit facility of $6.9 million, which are being amortized over the remainder of the term of the credit facility ending with the facility’s maturity in April 2016.  As of December 31, 2011 and 2010, deferred financing costs totaled $8.7 million and $3.6 million, respectively.

6.   Income Taxes

Income (loss) before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic and foreign summary:
U.S.	$(93,653)	$(293,034)	$107,426
Foreign	6,885	(28,258)	11,111
Income (loss) before income taxes	$(86,768)	$(321,292)	$118,537

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
U.S.	$(27,866)	$10,299	$37,678
Foreign	3,204	(2,988)	1,805
Total current provision for income taxes	(24,662)	7,311	39,483

Deferred:
U.S.	(2,683)	(12,058)	4,495
Foreign	7,714	(4,120)	(1,928)
Change in valuation allowance	(240)	3,424	(140)
Total deferred provision for income taxes	4,791	(12,754)	2,427
Total provision for income taxes	$(19,871)	$(5,443)	$41,910

The change in our valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$6,601	$3,177	$3,317
Certain foreign jurisdictions net operating loss	(240)	3,424	—
Equity investments	—	—	(140)
Change in valuation allowance	(240)	3,424	(140)
Ending balance	$6,361	$6,601	$3,177

For the year ended December 31, 2011, we recorded a valuation allowance for certain foreign jurisdictions as they had cumulative losses or we expect them to have a loss for three consecutive years.  Additional valuation allowances may be made in the future if in management’s opinion it is more likely than not that the tax benefit will not be utilized.

The primary differences between the U.S. statutory rate and our effective rate were as follows:

	Year Ended December 31,
	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign activity taxed at local rates	(7.7)	(2.3)	—
Change in valuation allowance	0.3	(1.1)	(0.1)
Uncertain tax positions	(3.3)	0.5	—
Goodwill impairment	—	(30.3)	—
Other	(1.4)	(0.1)	0.5
Effective rate	22.9%	1.7%	35.4%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax liabilities:
Depreciation	$111,798	$116,307
Deferred drydock costs	3,856	4,312
Prepaid and other	7,995	(743)
Total deferred tax liabilities	123,649	119,876
Deferred tax assets:
Reserves, accrued liabilities and other	(11,384)	(9,655)
Net operating loss	(6,595)	(7,263)
Foreign tax credit	(4,095)	(3,550)
Total deferred tax assets	(22,074)	(20,468)
Valuation allowance	6,361	6,601
Net deferred tax liability	$107,936	$106,009

Deferred income tax is presented as:
Current deferred tax (asset) liability	$3,269	$(3,425)
Non current deferred tax liability	104,667	109,434
Net deferred tax liability	$107,936	$106,009

We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings permanently invested overseas. For 2011, the amount of permanently invested income was $0.7 million. We have cumulative net unremitted earnings from foreign subsidiaries of approximately $38.1 million as of December 31, 2011. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.

For U.S federal income tax purposes, we have net operating loss (or “NOL”) carryforwards of approximately $8.9 million that, if not utilized, will expire at various times beginning in 2016. Additionally, we have foreign NOL carryforwards of approximately $16 million, which do not expire. We provide a valuation allowance against NOL carryforwards for each jurisdiction based on our consideration of existing temporary differences and expected future earning levels in each jurisdiction. For U.S. federal income tax purposes, we have foreign tax credit carryforward of approximately $4.1 million, which if not utilized, begin to expire in 2016.

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

The changes in our unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance as of January 1	$955	$767	$1,900
Increases related to current year tax positions	3,000	—	—
Increases related to prior year tax positions	—	188	755
Changes related to expiration of statutes of limitations	(200)	—	—
Settlements with taxing authorities	—	—	(1,888)
Balance as of December 31	$3,755	$955	$767

Our unrecognized tax benefit of $3.8 million, $1.0 million and $0.8 million at December 31, 2011, 2010 and 2009, respectively, would reduce our provision for income taxes if recognized and reduce the effective tax rate.

The changes in our interest and penalty related to our unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance as of January 1	$239	$1,984	$3,500
Changes related to prior year tax positions	47	(1,745)	(113)
Changes related to expiration of statutes of limitations	36	—	—
Settlements with taxing authorities	—	—	(1,403)
Balance as of December 31	$322	$239	$1,984

We recorded a $2.9 million income tax expense, a $1.6 million income tax benefit and a $0.9 million income tax expense in net unrecognized income tax benefit, interest and penalty in 2011, 2010 and 2009, respectively.

Our unrecognized tax benefit of $3.8 million and $1.0 million at December 31, 2011 and 2010, respectively, would reduce our provision for income taxes if not recognized and affect the effective tax rate.  To the extent accrued interest and penalties of $0.3 million and $0.2 million at December 31, 2011 and December 31, 2010, respectively, relating to unrecognized tax benefits, are not actually assessed, the liability will be reversed with an impact on our provision for income taxes and affect the effective tax rate.  We do not expect a material change to the unrecognized tax benefits during the next 12 months.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. Our two major jurisdictions are the U.S. and Mexico.  We anticipate that any potential adjustments to our federal, state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on our financial position.  Our tax years for 2008 through 2011 remain subject to examination by the U.S. Internal Revenue Service. Our 2006 through 2011, as well as Horizon’s 2006 and 2007 tax years remain subject to examination by the appropriate international governmental agencies and Horizon’s U.S. NOL carryforward is subject to review.

Tax Assessment

During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (or “SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, including penalties and interest accrued through that date (U.S. $22.0 million, including penalties and interest, and adjusted for inflation using the foreign exchange rate at December 31, 2011.)  The SAT’s assessment claims unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  After consulting with our Mexican counsel, we believed that under the Mexico and United States double taxation treaty these services are not taxable and the tax assessment itself is invalid.  Accordingly, we did not record a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  At a hearing of the Mexico tax court on February 21, 2012, the five justices unanimously decided to set aside the tax assessment and declared it null and void.  The SAT will have 15 business days following service of the written decision in which to appeal the decision to the Circuit Collegiate Court.  Regardless of whether or not the SAT appeals this decision, we do not believe the outcome of this proceeding will have a material adverse effect on our financial position, results of operations and cash flows.

The SAT also claimed unpaid taxes related to services performed among our subsidiaries for Horizon’s 2002 through 2007 taxable years.  During 2009, we successfully completed negotiations with the SAT with respect to their claim of unpaid taxes related to Horizon’s 2002 through 2007 taxable years, and paid an aggregate of approximately $3.3 million in settlement of these periods.  Horizon’s 2002 through 2004 tax audits were closed in 2009, settling this particular claim by the SAT.  In 2009 we also filed amendments for tax years 2005 through 2007 using the same methodology used in the settlement for the 2002 through 2004 years.  The amended returns were accepted by the Mexican tax authority in March 2010, effectively settling this particular claim.  Even though we have settled this issue for these years, under Mexican tax law there is a five-year statute of limitations, so our tax years 2006 through 2011 remain open for examination in Mexico.

While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

Tax Matters Agreement

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

•
Tax Benefit Payments.  As a result of certain taxable income recognized by Helix in conjunction with our IPO, we will become entitled to certain tax benefits that are expected to be realized by us in the ordinary course of our business and otherwise would not have been available to us. These benefits are generally attributable to increased tax deductions for amortization of tangible and intangible assets and to increased tax basis in nonamortizable assets. Under the Tax Matters Agreement, for ten years following the date of our IPO, we will be required to make annual payments to Helix equal to 90% of our tax savings realized as a result of these increased tax benefits. The timing of our payments will depend upon, among other things, the amount of our taxable income and the timing at which certain assets are sold or disposed. At December 31, 2011 and 2010, this tax benefit was $0.7 million and $1.7 million, respectively.  The current portion of $0.3 million and $1.0 million as of December 31, 2011 and 2010, respectively, is recorded as a component of accounts payable.  The long-term portion of $0.4 million and $0.7 million as of December 31, 2011 and 2010, respectively, is recorded in other long-term liabilities.

7.  Earnings (Loss) Per Share

On January 1, 2009, we adopted an update to accounting standards which provides that unvested share-based payment awards which receive non-forfeitable dividend rights or dividend equivalents (whether paid or unpaid) are considered participating securities and are required to be included in computing earnings per share under the two-class method.

Basic EPS is computed by dividing net income attributable to common shares by the basic weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for common shares under the two-class method for the three years ended December 31, 2011, 2010 and 2009 were as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$(66,897)	$(315,849)	$76,627
Less: Net income allocated to unvested restricted stock	—	—	2,205
Net income (loss) attributable to common shares	$(66,897)	$(315,849)	$74,422

Denominator:
Basic weighted average shares outstanding	91,742	91,067	91,884
Dilutive employee stock purchase plan(1)	—	—	43
Diluted weighted-average shares outstanding	91,742	91,067	91,927

Earnings (loss) per share:
Basic	$(0.73)	$(3.47)	$0.81
Diluted	$(0.73)	$(3.47)	$0.81

_____________________________

(1)	No losses were allocated to unvested restricted shares outstanding in the computation of diluted earnings per share because to do so would be anti-dilutive.

8.   Commitments and Contingencies

Lease Commitments

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under noncancelable operating leases. Future minimum rentals under these leases are approximately $3.1 million in 2012, $2.8 million in 2013, $2.8 million in 2014, $2.7 million in 2015 and $1.1 million thereafter. Total rental expense under these operating leases was approximately $4.9 million, $5.0 million and $5.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Insurance

We carry hull and increased value insurance, which provides coverage for physical damage to an agreed amount for each vessel. We maintain deductibles that vary between $25,000 and $500,000 based on the value of each vessel.  With our July 1, 2011 renewal and certain insured value changes, our marine package annual aggregate deductible remained $3,000,000. We also carry protection and indemnity (or “P&I”) insurance, which covers liabilities arising from vessel operations, and general liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and general liability is $100,000 per occurrence. Onshore employees are covered by workers’ compensation which is subject to a $250,000 per occurrence deductible. Offshore employees, including divers and tenders and marine crews, are covered by a separate P&I policy covering our maritime employers liability (or “P&I/MEL”).  The P&I/MEL policy has a deductible of $100,000 per occurrence plus a $2 million annual aggregate for claims prior to July 1, 2009.  For claims arising after July 1, 2009, the P&I/MEL insurance policy deductible was increased to $250,000 per occurrence with $750,000 in coverage available above the deductible.  However, this $750,000 coverage layer is subject to a $3.0 million annual aggregate deductible. In addition, we carry umbrella liability insurance with a total limit of $500 million in excess of primary limits, subject to an additional aggregate deductible of $1 million for MEL claims only. Our self-insured retention on our medical and health benefits program for employees is $400,000 per participant.

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets. Such amounts were $0.2 million and $1.8 million as of December 31, 2011 and 2010, respectively. See related accrued liabilities at Note 4 - “Details of Certain Accounts.” We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

9.   Major Customers and Concentration of Credit Risk

Our customers consist primarily of major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. We generally do not require material collateral to support contractual payment obligations. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2011 — AJ Lucas Australia 14% and Chevron Corporation 13%; 2010 — Chevron Corporation 16%, BP Exploration and Production 13%, and Apache Corporation 10%; and 2009 — Chevron Corporation 13%.

10.   Employee Benefit Plans

Defined Contribution Plan

Under a defined contribution 401(k) retirement plan provided by us for the purpose of providing retirement benefits for substantially all of our employees, both the employees and we have historically made contributions to the plan. In 2009, we matched a portion of each employee’s contribution, and our contributions were in the form of cash and equaled 50% of each employee’s contribution, up to 5% of the employee’s salary. Our costs related to our employees participating in these plans totaled $3.1 million for the year ended December 31, 2009.  In the first quarter of 2010, we suspended our matching contributions indefinitely.

Stock-Based Compensation Plans

Long-Term Incentive Plan

Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors in the form of stock options, restricted stock or restricted stock units.  The plan is administered by the compensation committee of the board of directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the plan and any award made under the plan.  Our Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be Section 16 officers.  Until 2009, awards of restricted stock granted to employees under the plan typically vested 20% per year over a five-year period.  Beginning with certain employee grants in 2009, the restricted stock vests 33% per year over a three-year period, and all grants, subject to certain exceptions, are not transferable until the restrictions lapse.

The following table summarizes information about our restricted shares for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Shares	Fair Value(1)	Shares	Fair Value(1)	Shares	Fair Value(1)
Restricted shares outstanding:
Beginning of year	3,852,825	$7.05	3,235,138	$8.01	2,776,195	$8.61
Granted	1,526,446	$2.48	1,557,994	$5.77	1,178,227	$7.09
Vested	(1,286,385)	$7.23	(854,547)	$8.33	(595,662)	$8.99
Forfeited	(493,722)	$6.48	(85,760)	$7.36	(123,622)	$8.02
End of year	3,599,164	$5.12	3,852,825	$7.05	3,235,138	$8.01
_______________________
(1) Represents the weighted average grant date market value.

Compensation cost, determined by multiplying the number of restricted shares granted by the closing market price of our stock on the grant date, is recognized over the respective vesting periods on a straight-line basis.  For the years ended December 31, 2011, 2010 and 2009, compensation expense related to restricted shares was $9.5 million, $7.2 million and $5.4 million, respectively.  The total fair value of shares vested during 2011 was $9.3 million.  Future compensation cost associated with unvested restricted stock awards at December 31, 2011 totaled approximately $16.8 million.  The weighted average vesting period related to nonvested restricted stock awards at December 31, 2011 was approximately 2.7 years.

In December 2011, 2010 and 2009, we granted to certain of our officers a total of 700,576, 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under the incentive plan that vest 100% following the end of a three-year performance period.  During 2011, 158,211 performance share units granted in December 2009 and 2010 were forfeited back to plan.  During 2010, 51,036 performance share units granted in December 2009 were forfeited back to the plan.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period. The awards are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is remeasured at each reporting period until the awards are settled. At December 31, 2011, the fair values of the awards granted in 2010 and 2009 were $0.57 and $0.06 per unit, respectively.  The fair values of the awards granted in December 2011 will not be calculated until the first quarter of 2012.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At December 31, 2011 and 2010, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.1 million and $0.4 million, respectively.

Total cumulative expense recognized for the performance units from grant date through December 31, 2011 was $0.1 million based on the current estimated fair values discussed above. The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore share-based compensation expense related to the performance share units could vary significantly in future periods.

Employee Stock Purchase Plan

In December 2006, we adopted the Cal Dive International, Inc. Employee Stock Purchase Plan, which allows employees to acquire shares of common stock through payroll deductions over a six-month period.  The purchase price is equal to 85% of the fair market value of our common stock on either the first or the last day of the subscription period, whichever was lower.  Purchases under the plan are limited to 10% of an employee’s base salary.  We may issue a total of 1,500,000 shares of common stock under the plan.  From the plan’s inception through December 31, 2009, we issued 1,144,925 shares of common stock to our employees.  We recognized compensation expense related to stock purchases under the Cal Dive ESPP of $1.5 million for the year ended December 31, 2009.  We had no compensation expense related to stock purchases under the Cal Dive ESPP for the years ended December 31, 2011 and 2010 because we suspended the employee stock purchase plan indefinitely in the first quarter of 2010.

11.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. For the years ended December 31, 2011, 2010 and 2009, we earned revenues of $199.1 million, $110.2 million and $273.9 million, respectively, from foreign locations. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.  Net property and equipment in foreign locations were $164.9 million and $166.0 million at December 31, 2011 and 2010, respectively.

12.   Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Cumulative foreign currency translation adjustment	$2,333	$2,118
Unrealized loss on interest rate swap	(223)	(149)
Accumulated other comprehensive income	$2,110	$1,969

13.   Subsequent Event

During the fourth quarter of 2011, we entered into an Option to Purchase for the sale of our Singapore facility for approximately $6.5 million.  The Option to Purchase contains all terms of the sale.  When the buyer exercises its option, the Option to Purchase becomes a binding contract of purchase and sale, subject only to the consent of the Jurong Town Corporation (or “JTC”), a local Singapore government entity.  The buyer exercised its option on January 18, 2012 and we received JTC approval on January 26, 2012.  We expect to close the sale in the first quarter of 2012, although no assurances can be given as to this timing.

Supplemental Quarterly Financial Information (Unaudited)

The offshore marine construction industry in the Gulf of Mexico may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and natural gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months, and as a result, a disproportionate amount of our revenues and net income is earned during this period.  The following is a summary of consolidated quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2011
Revenues	$95,431	$124,040	$132,906	$127,434
Gross profit (loss)	(7,226)	1,654	12,050	7,788
Net income (loss) (1)	(18,745)	(5,014)	(34,367)	(8,771)
Earnings (loss) per common share:
Basic and diluted	$(0.20)	$(0.05)	$(0.37)	$(0.10)

Fiscal 2010
Revenues	$57,418	$124,217	$193,793	$161,040
Gross profit (loss)	(15,409)	7,457	46,721	23,673
Net income (loss) (2)	(19,129)	(10,966)	(283,372)	(2,382)
Earnings (loss) per common share:
Basic and diluted	$(0.20)	$(0.12)	$(3.11)	$(0.03)
         _________________________________
(1)	The third and fourth quarters of 2011 include after-tax, non-cash impairment charges of $28.8 million and $1.6 million, respectively, related to fixed assets impairments.
(2)	The third quarter of 2010 includes after-tax, non-cash charges of $302.5 related to the impairment of goodwill and fixed assets.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or “COSO”) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2011.  This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited Cal Dive International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cal Dive International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal Dive International, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 of Cal Dive International, Inc. and subsidiaries and our report dated March 2, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 2, 2012

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

The remaining information required by this Item 10 is incorporated by reference from our definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Stockholders.

Item 11.                      Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Stockholders.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Stockholders.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Stockholders.

Item 14.                      Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2012 Annual Meeting of Stockholders.

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

CAL DIVE INTERNATIONAL, INC.

	By:	/s/ Brent D. Smith
March 2, 2012		Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Dittmann	Director	March 2, 2012
Todd A. Dittmann

/s/ David E. Preng	Director	March 2, 2012
David E. Preng

/s/ William L. Transier	Director	March 2, 2012
William L. Transier

/s/ John T. Mills	Director	March 2, 2012
John T. Mills

/s/ Quinn J. Hébert	Chairman, President and	March 2, 2012
Quinn J. Hébert	Chief Executive Officer (Principal Executive Officer)

/s/ Brent D. Smith	Executive Vice President, Chief	March 2, 2012
Brent D. Smith	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

SCHEDULE II

Valuation and Qualifying Accounts
Years Ended December 31, 2011, 2010 and 2009
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Charged to Other Accounts	Balance at End of Period
2011
Allowance for doubtful accounts	$6,039	$(2,240)	$(1,135)	$—	$2,664
Valuation allowance on deferred tax assets	6,601	—	(240)	—	6,361
2010
Allowance for doubtful accounts	$7,286	$(167)	$(1,080)	$—	$6,039
Valuation allowance on deferred tax assets	3,177	3,424	—	—	6,601
2009
Allowance for doubtful accounts	$4,604	$7,992	$(5,310)	$—	$7,286
Valuation allowance on deferred tax assets	3,317	—	(140)	—	3,177

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	000-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
10.1	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	000-33206	3/1/07
10.2	Credit Agreement dated April 26, 2011 among Cal Dive International, Inc. and Bank of America, N.A., as Administration Agent, together with the other lenders parties thereto		8-K	000-33206	4/27/11
10.3
Amendment No. 1. to Credit Agreement dated October 7, 2011, but effective as of October 11, 2011, among Cal Dive International, Inc. and Bank of America, N.A., as Administrative Agent, together with the other lenders parties thereto.
			8-K	001-33206	10/13/11
10.4*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Quinn J. Hébert		10-K	000-33206	2/28/08
10.5*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Quinn J. Hébert		10-K	000-33206	3/2/11
10.6*	Severance and Change of Control Agreement, dated as of January 1, 2008, between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/28/08
10.7*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	000-33206	2/23/09
10.8*	Form of Amendment No. 2 to Severance and Change of Control Agreement, dated as of September 10, 2010, by and between Cal Dive International, Inc. and each of Quinn J. Hébert and Lisa M. Buchanan		8-K	001-33206	9/16/10
10.9*	Severance and Change of Control Agreement, dated as of August 25, 2010, by and between Cal Dive International, Inc. and Brent D. Smith		8-K	001-33206	8/31/10
10.10*	Severance and Change of Control Agreement, dated as of January 1, 2011, by and between Cal Dive International, Inc. and John R. Abadie, Jr.		10-Q	001-33206	11/2/11
10.11*	Letter Agreement, dated as of January 20, 2009, by and between Cal Dive International, Inc. and John R. Abadie, Jr.	X

10.12*
Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and G. Kregg Lunsford, as amended by Amendment No. 1 thereto, dated as of January 1, 2009, as further amended by Amendment No. 2 thereto, dated as of September 10, 2010
			10-Q	001-33206	11/2/11
10.13*	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and executive officers		8-K	000-33206	5/11/07
10.14*	Amended and Restated Annual Performance Bonus Plan		10-K	001-33206	2/26/10
10.15*	Cal Dive International, Inc. Amended and Restated 2006 Long-Term Incentive Plan		8-K	000-33206	12/16/09
10.16*	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert, G. Kregg Lunsford, and Lisa M. Buchanan		10-K	000-33206	3/1/07
10.17*	Amendment No. 1 to Restricted Stock Award Agreement, dated as of December 19, 2007, by and among Cal Dive International, Inc. and Quinn J. Hébert, G. Kregg Lunsford and Lisa M. Buchanan		10-K	000-33206	2/28/08
10.18*	Amendment No. 2 to Restricted Stock Award Agreement, dated as of December 11, 2008, by and among Cal Dive International, Inc. and Quinn J. Hébert, G. Kregg Lunsford and Lisa M. Buchanan		8-K	000-33206	12/17/08
10.19*	Form of Restricted Stock Award Agreement for 2008 Grants between Cal Dive International, Inc. and each of its executive officers		10-K	000-33206	2/28/08
10.20*	Form of Restricted Stock Award Agreement for 2008 Grants to Outside Directors		10-K	000-33206	2/23/09
10.21*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants		8-K	000-33206	12/16/09
10.22*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants		8-K	000-33206	12/16/09
10.23*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its outside directors for 2010 grants		10-K	000-33206	3/2/11
10.24*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2010 grants		10-K	000-33206	3/2/11
10.25*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2011 grants	X
10.26*	Cal Dive International, Inc. Directors Deferred Compensation Plan	X
14.1	Code of Ethics		10-K	000-33206	3/1/07
21.1	Subsidiaries of Cal Dive International, Inc.	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the three years ended December 31, 2011; (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three years ended December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three years ended December 31, 2011; and (iv) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

*Indicates management contract or compensatory plan or arrangement.