Form 10-Q
period 2012-03-31
Cal Dive International, Inc.
filed 2012-05-01
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

As of April 30, 2012, the registrant had issued and outstanding 96,100,817 shares of Common Stock, $.01 par value per share.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1.                 Financial Statements.
Cal Dive International, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	March 31, 2012	December 31, 2011
	(unaudited)
Current assets:
Cash and cash equivalents	$9,243	$15,598
Accounts receivable -
Trade, net of allowance for doubtful accounts of $2,696 and $2,664, respectively	58,742	67,000
Contracts in progress	23,713	41,420
Income tax receivable	33,152	24,432
Other current assets	16,117	32,482
Total current assets	140,967	180,932

Property and equipment	777,958	752,994
Less - Accumulated depreciation	(265,701)	(256,223)
Net property and equipment	512,257	496,771

Other assets:
Deferred drydock costs	21,854	15,770
Other assets, net	9,744	11,467
Total assets	$684,822	$704,940

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$65,887	$78,277
Advanced billings on contracts	6,372	10,683
Accrued liabilities	17,093	19,868
Income tax payable	2,856	2,955
Current maturities of long-term debt	17,900	6,000
Deferred income taxes	3,218	3,269
Total current liabilities	113,326	121,052

Long-term debt	152,100	144,000
Deferred income taxes	106,438	104,667
Other long-term liabilities	6,379	5,580
Total liabilities	378,243	375,299

Equity:
Common stock, 240,000 shares authorized, $0.01 par value, issued and outstanding: 96,120 and 96,159 shares, respectively	961	962
Capital in excess of par value of common stock	417,783	415,583
Accumulated other comprehensive income	1,871	2,110
Retained deficit	(113,319)	(89,014)
Total equity attributable to Cal Dive	307,296	329,641
Noncontrolling interest	(717)	—
Total equity	306,579	329,641
Total liabilities and equity	$684,822	$704,940

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues	$60,017	$95,431
Cost of sales	76,437	102,657
Gross loss	(16,420)	(7,226)
Selling and administrative expenses	13,492	15,953
Asset impairment	1,351	—
(Gain) loss on sale of assets and other	189	(2,832)
Loss from operations	(31,452)	(20,347)
Interest expense, net	2,300	2,027
Other (income) expense, net	(341)	148
Loss before income taxes	(33,411)	(22,522)
Income tax benefit	(8,389)	(3,777)
Net loss	$(25,022)	$(18,745)
Loss attributable to noncontrolling interest	(717)	—
Loss attributable to Cal Dive	$(24,305)	$(18,745)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.26)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	92,677	91,652

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(25,022)	$(18,745)
Other comprehensive income (loss):
Foreign currency translation adjustment	(123)	280
(Increase) decrease in unrealized loss from cash flow hedge,
(net of tax of $(62) and $47 during the respective period)	(116)	88
Total other comprehensive (loss) income	(239)	368
Comprehensive loss	(25,261)	(18,377)
Comprehensive loss attributable to noncontrolling interest	(717)	—
Comprehensive loss attributable to Cal Dive	$(24,544)	$(18,377)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(25,022)	$(18,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,636	16,876
Stock compensation expense	2,378	2,281
Deferred income tax expense	1,768	155
(Gain) loss on sale of assets and other	189	(2,832)
Amortization of deferred financing costs	501	—
Asset impairment	1,351	—
Changes in operating assets and liabilities:
Accounts receivable, net	25,693	17,481
Income tax receivable and payable, net	(8,881)	(7,073)
Other current assets	2,244	1,605
Deferred drydock costs	(3,454)	(1,853)
Accounts payable and accrued liabilities	(32,543)	(20,775)
Other noncurrent assets and liabilities, net	454	789
Net cash used in operating activities	(20,686)	(12,091)

Cash Flows From Investing Activities:
Additions to property and equipment	(15,743)	(5,430)
Proceeds from sales of property and insurance loss	10,072	2,832
Net cash used in investing activities	(5,671)	(2,598)

Cash Flows From Financing Activities:
Repayments on term loan	—	(14,832)
Draws on revolving credit facility	49,300	22,900
Repayments on revolving credit facility	(29,300)	(8,700)
Net cash provided by (used in) financing activities	20,000	(632)

Effect of exchange rate changes on cash and cash equivalents	2	20
Net decrease in cash and cash equivalents	(6,355)	(15,301)
Cash and cash equivalents, beginning of period	15,598	24,576
Cash and cash equivalents, end of period	$9,243	$9,275

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

1.	General

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

Our global footprint encompasses operations on the Gulf of Mexico Outer Continental Shelf (or “OCS”), and in the Northeastern U.S., Latin America, Southeast Asia, China, Australia, the Middle East and the Mediterranean.  We currently own a diversified fleet of 28 vessels, including 18 surface and saturation diving support vessels, six pipelay/pipebury barges, one dedicated pipebury barge, one combination derrick/pipelay barge and two derrick barges.

Preparation of Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (or “SEC”) and do not include all information and footnotes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (or “GAAP”).

The accompanying consolidated financial statements have been prepared in conformity with GAAP, and our application of GAAP for purposes of preparing the accompanying consolidated financial statements is consistent in all material respects with the manner applied to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report on Form 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

Our balance sheet as of December 31, 2011 included herein has been derived from the audited balance sheet as of December 31, 2011 included in our 2011 Annual Report on Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K, which contains a summary of our significant accounting policies and estimates and other disclosures.  Additionally, our financial statements for prior periods include reclassifications that were made to conform to current period presentation and did not impact our reported net income (loss) or equity. Interim results should not be taken as indicative of the results that may be expected for any other interim period or the year ending December 31, 2012.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were issued with the SEC.  There were no subsequent events that required disclosure.

Seasonality

As a marine contractor with significant operations on the Gulf of Mexico OCS, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in this region.

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2011 Annual Report on Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (or “FASB”) issued Accounting Standards Update (or “ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Operations or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Operations. We adopted ASU 2011-05 on January 1, 2012, and are presenting our comprehensive income in a separate Consolidated Statement of Comprehensive Income in this quarterly report on Form 10-Q.

We do not believe that any other recently issued accounting pronouncements, if adopted, would have a material impact on our financial statements.

2.      Details of Certain Accounts

Included in accounts receivable at March 31, 2012 and December 31, 2011 is $5.2 million owed from a customer in Southeast Asia which is overdue but has not been collected due to our customer’s involvement in certain customs issues with a local government. We are not involved in these issues and our receivable is not disputed.  We continue to believe that we will ultimately collect our receivable from either our customer or directly from the end client.

Other current assets consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):
	March 31,	December 31,
	2012	2011
Insurance claims to be reimbursed	$163	$226
Prepaid job costs	4,752	3,298
Prepaid insurance	1,912	3,597
Prepaid other	612	1,887
Other receivables	2,412	2,853
Assets held for sale (1)	4,771	14,771
Supplies and spare parts inventory	1,492	1,528
Other	3	4,322
	$16,117	$32,482

(1)
Included in current assets as assets held for sale at March 31, 2012 is our Singapore facility, and at December 31, 2011, our Singapore facility and a dive support vessel located in Southeast Asia.  Due to the highly competitive nature of the Southeast Asia market and the increased marine construction capacity now available in that area, we elected to market these assets for sale to reduce our cost and operational structure in that region.  We estimate that the sale of the Singapore facility will be completed within the next 12 months although no assurances can be given on timing.  We completed the sale of the dive support vessel in the first quarter 2012 for net proceeds of $9.9 million.  We recognized a loss of $0.1 million on the sale.  On April 2, 2012 we used the net proceeds from the sale to prepay a portion of our term loan as required by our credit facility.

      Other long-term assets, net, consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Intangible assets with definite lives, net	$1,344	$1,630
Deferred financing costs, net	8,183	8,684
Equipment deposits and other	217	1,153
	$9,744	$11,467

Accrued liabilities consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Accrued payroll and related benefits	$3,828	$3,831
Unearned revenue	—	567
Insurance claims to be reimbursed	161	224
Accrued insurance	7,058	7,281
Interest rate swap	521	344
Accrued taxes other than income	1,321	2,845
Accrued interest	342	591
Other	3,862	4,185
	$17,093	$19,868

3.      Long-Term Debt

We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $150 million variable-interest revolving credit facility.  At March 31, 2012, we had outstanding debt of $150 million under the term loan, with no quarterly principal payments required under the term loan until June 30, 2012, when quarterly principal payments of $2 million commence.  The quarterly principal payments will remain at $2 million until June 30, 2013 when they increase to $4 million for the duration of the facility.  After taking into account our prepayment of $9.9 million on April 2, 2012, a final payment of approximately $84.1 million will be due at maturity on April 26, 2016.  Additionally, as of March 31, 2012, we had $20 million outstanding under our revolving credit facility, $19.8 million of issued and outstanding letters of credit under our revolving credit facility and approximately $2.4 million of outstanding warranty and bid bonds.  Except as otherwise noted below with respect to the October 2011 amendment to our credit facility, the amount we can borrow under our revolving credit facility is limited by outstanding borrowing, letters of credit, and our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or “EBITDA”)) ratio covenant.

By an amendment dated October 7, 2011, but effective as of October 11, 2011, we amended our senior secured credit facility.  Under the amendment, our consolidated leverage ratio covenant (debt to EBITDA) was increased to 5.0x for the fiscal quarter ended December 31, 2011, and the size of the revolving credit facility was permanently reduced from $300 million to $150 million.  The amendment also temporarily eliminated our ability to exercise the “accordion” feature of the revolving credit facility to increase the amount of the facility up to an additional $100 million.

In addition, for the fiscal quarter ended March 31, 2012, the amendment temporarily limited the amount available for borrowing and letters of credit under the $150 million revolving credit facility to $75 million, and required us to meet either the leverage ratio covenant of 5.0x or have consolidated EBITDA for the trailing twelve months ended March 31, 2012 of at least $25.2 million.  As long as we met either covenant, the full $75 million was available for borrowing and letters of credit and was not limited by the leverage ratio.

Following the fiscal quarter ended March 31, 2012 until maturity, the full $150 million of the revolver is again available for borrowing and letters of credit (subject to the leverage ratio covenant), and our maximum permitted leverage ratio covenant increased to 5.75x for the quarter ending June 30, 2012, and will decrease to 4.25x through September 30, 2012, decrease to 4.00x through December 31, 2012, and will decrease to 3.75x thereafter.

Prior to the amendment, we were subject to an EBITDA to interest financial covenant.  As part of the amendment, this covenant was eliminated, and beginning in the fiscal quarter ending June 30, 2012, will be replaced with a fixed charge coverage ratio covenant.  Under the new covenant, our fixed charge coverage ratio must not be less than 1.25x at any time during the fiscal quarter ending June 30, 2012 or any fiscal quarter thereafter.  The amendment made no changes to the $150 million term loan or its amortization schedule.  Depending on our compliance with certain financial ratio covenants, we may be required to prepay a portion of our term loan with proceeds from any asset sales, and on April 2, 2012, we prepaid a portion of our term loan with $9.9 million in net proceeds from the sale of a dive support vessel.

At March 31, 2012 and December 31, 2011, we were in compliance with all debt covenants contained in our credit facility. The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

4.      Income Taxes

As of March 31, 2012 and December 31, 2011 we had $4.1 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 25.1% for the three months ended March 31, 2012 compared to 16.8% for the same period in 2011.  The increase in the effective tax benefit rate was primarily due to a non-cash valuation allowance recorded in the first quarter of 2011 relating to certain losses in foreign jurisdictions, and a partial reversal of this valuation allowance in the first quarter of 2012 due to profit generated in these foreign jurisdictions.  Additionally, a larger portion of pre-tax loss was generated in tax jurisdictions with lower tax rates in the first quarter of 2011 than in the first quarter of 2012.

Our income tax benefit for the three months ended March 31, 2012 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period. For the three months ended March 31, 2011, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year based on the volatility in pretax income or loss and its impact on estimating the annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at March 31, 2011 was based on the actual year-to-date results.

Tax Assessment

In the fourth quarter of 2007, we completed our acquisition of Horizon Offshore, Inc. (or “Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (or “SAT”), the Mexican taxing authority, for approximately $283.5 million pesos, including penalties and interest accrued through that date (U.S. $24.1 million, including penalties and interest, and adjusted for inflation using the foreign exchange rate at March 31, 2012.)  The SAT’s assessment claimed unpaid taxes related to services performed among our subsidiaries as well as penalties and accrued interest.  After consulting with our Mexican counsel, we believed that under the Mexico and United States double taxation treaty these services were not taxable and the tax assessment itself was invalid.  Accordingly, we did not record a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  At a hearing of the Mexico tax court on February 21, 2012, the five justices unanimously decided to set aside the tax assessment and declared it null and void.  The SAT had until April 12, 2012 to appeal the decision to the Circuit Collegiate Court, and we have been advised by our Mexican counsel that the SAT did file an appeal of the tax court’s decision.  We do not believe the final outcome of this proceeding will have a material adverse effect on our financial position, results of operations and cash flows.

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

To reduce the potentially adverse impact of changes in interest rates on our variable rate term loan, in May 2011, we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.82%.  This interest rate swap began to settle in December 2011 and will expire in December 2012.  In August 2011, we entered into a second twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.585%.  This interest rate swap will begin to settle in December 2012 and will expire in December 2013.

These interest rate swap instruments qualify as cash flow hedges under hedge accounting.  From time to time, there may be economic sharing among more than one counterparty related to our interest rate swaps.  At March 31, 2012, the interest rate swap instruments had a negative fair value of $0.5 million, which is recorded as current accrued liabilities.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  For the quarter ended March 31, 2012, $0.1 million of after-tax unrealized loss from our interest rate swap was recorded in other comprehensive income.  The estimated net amount of the loss that is reported in accumulated other comprehensive income as of March 31, 2012 that is expected to be reclassified into earnings within the next 12 months is $0.3 million.  For the quarter ended March 31, 2012, we reclassified $0.1 million of after-tax unrealized losses into interest expense, net, in our consolidated statement of operations related to all settled cash flow hedges.

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

6.      Fair Value Measurements

We measure our interest rate swaps on a recurring basis using an income approach where expected future cash flows are converted to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models). The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at March 31, 2012 (in thousands):

	March 31,	Fair Value Measurements at Reporting Date Using
	2012	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$521	$—	$521	$—

The following table provides additional information related to the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	December 31,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$344	$—	$344	$—

For the three months ended March 31, 2012, we recorded a $1.4 million impairment charge related to a non-core asset to reduce the fair value to zero.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the quarter ended March 31, 2012.

The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of our variable rate long-term debt was calculated using a market approach based upon Level 3 inputs including interest rate margins reflecting current market conditions.  The fair value approximates the carrying value due to the variable nature of the underlying interest rates.

7.      Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $0.2 million as of March 31, 2012 and December 31, 2011.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the general maritime laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time become subject to other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8.      Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $29.4 million and $43.8 million for the three months ended March 31, 2012 and 2011, respectively. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters. Net property and equipment in foreign locations was $172.1 million and $164.9 million at March 31, 2012 and December 31, 2011, respectively.

9.      Loss Per Share

Basic loss per share (or “EPS”) is computed by dividing net income (loss) attributable to Cal Dive shares by the weighted-average number of shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents.  The components of basic and diluted EPS for the three months ended March 31, 2012 and 2011 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Numerator:
Loss attributable to Cal Dive	$(24,305)	$(18,745)

Denominator:
Basic weighted average shares outstanding	92,677	91,652
Dilutive share-based employee compensation plan (1)	—	—
Diluted weighted-average shares outstanding	92,677	91,652

Loss per Share:
Total basic and diluted	$(0.26)	$(0.20)
________________________
(1)	Approximately 3.4 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive.

10.           Performance Share Units

In December 2011, 2010 and 2009, we granted to certain of our officers a total of 700,576, 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  The performance share units vest 100% following the end of a three-year performance period.  During 2011, 158,211 performance share units granted in December 2009 and 2010 were forfeited back to plan.  During 2010, 51,036 performance share units granted in December 2009 were forfeited back to the plan.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period.  The awards are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance shares units granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is remeasured at each reporting period until the awards are settled. At March 31, 2012, the aggregate fair value of the awards granted in 2011, 2010 and 2009 was $4.2 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group.  At March 31, 2012 and December 31, 2011, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.6 million and $0.1 million, respectively.

Total expense recognized for the performance units for the three months ended March 31, 2012 was $0.6 million based on the current estimated fair value discussed above. The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore share-based compensation expense related to the performance share units could vary significantly in future periods.

11.           Variable Interest Entities

During 2011, we entered into an agreement with Petrolog International, Ltd. to form the joint venture Petrolog Cal Dive West Africa, Ltd. to provide offshore installation and support services for companies operating in the offshore oil and gas industry in the West Africa region.  Cal Dive owns a 60% interest in the joint venture and the remaining 40% is owned by Petrolog.  Due to our financial support of the joint venture, we have determined it to be a variable interest entity of which we are the primary beneficiary.  We consolidate the entity in our financial statements.

For the three months ended March 31, 2012, the joint venture had no revenue and recorded a $1.8 million net loss.  No revenue or net income was recognized for the three months ended March 31, 2011.   At March 31, 2012, there were approximately $2.2 million of assets and $4.1 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying footnotes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Business and Properties sections included in our 2011 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, “Risk Factors” included in our 2011 Annual Report on Form 10-K.

Overview

Financial Performance

We generated a loss of $24.3 million for the three months ended March 31, 2012 compared to a loss of $18.7 million for the same period of 2011.  During the three months ended March 31, 2012, we generated revenues of $60.0 million compared to revenues of $95.4 million generated in the same period in 2011.  Our first quarter 2012 performance was affected by typical winter seasonality and the required regulatory drydock schedule of three of our most profitable assets and higher activity related to the performance of a large construction project in the Bahamas in the first quarter of 2011 which did not reoccur. Although permitting activity is recovering in the Gulf of Mexico, our financial results for the three months ended March 31, 2012 continued to be adversely affected by reduced new construction work in this region.

Business and Outlook

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

While we expect the challenging market conditions that we have been experiencing since 2010 to continue into 2012 with some improvement, it is unclear how long these factors will continue to disrupt the market conditions for our industry.  We believe the intermediate and long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish offshore oil and natural gas production, and for domestic industry participants to satisfy “idle iron” regulations and other directives promulgated by the Bureau of Safety and Environmental Enforcement (or “BSEE”) regarding the decommissioning of platforms and pipelines in the United States Gulf of Mexico, which should drive long-term demand for our services.

Backlog

As of March 31, 2012, our backlog supported by written agreements or contract awards totaled approximately $260 million, compared to approximately $178 million as of December 31, 2011 and $190 million at March 31, 2011.  Of the backlog as of March 31, 2012, 82% is expected to be performed during 2012, with the remainder expected to be performed in 2013 and beyond.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

During the first quarter of 2012, we experienced customary seasonal conditions on the Gulf of Mexico OCS, the negative effects of which were exacerbated by reduced activity levels compared to the same period of 2011 when we were engaged in a large construction project in the Bahamas.  These factors resulted in a net decrease in vessel utilization of 2% across our fleet for the first quarter of 2012 as compared to the same period of 2011.

The following table shows the size of our fleet and effective utilization of our vessels during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Number of Vessels	Utilization (1)	Number of Vessels	Utilization (1)
Saturation Diving (2)	7	52%	8	48%
Surface and Mixed Gas Diving	11	23%	11	34%
Construction Barges	10	20%	10	15%
Entire Fleet	28	28%	29	30%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

(2)
The effective utilization calculation for the first quarter of 2011 includes a dive support vessel that was sold during the first quarter of 2012, and is excluded from the effective utilization calculation for the first quarter of 2012.

Results of Operations

Operating Results

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)
Revenues	$60,017	$95,431	$(35,414)	(37%)
Gross loss	(16,420)	(7,226)	(9,194)	(127%)

Vessel Utilization	28%	30%	(2%)	—

Revenues for the three months ended March 31, 2012 decreased from the same period ended March 31, 2011 by $35.4 million, or 37%, and gross loss for the three months ended March 31, 2012 increased from the same period ended March 31, 2011 by $9.2 million or 127%.  Our revenues and gross loss for the first quarter of 2012 were negatively affected by the regulatory drydock of our three most profitable assets.  In addition, we experienced higher activity in the first quarter of 2011 from a large construction project in the Bahamas that did not reoccur in the first quarter of 2012.  These results were partially offset by lower costs.

Selling and administrative expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)
Selling and administrative expenses	$13,492	$15,953	$(2,461)	(15%)
Selling and administrative expenses as a percentage of revenues	22%	17%	5%	—

Selling and administrative expenses for the three months ended March 31, 2012 decreased from the same period ended March 31, 2011 by $2.5 million, or 15%.  The decrease was due to our cost saving initiatives, including headcount reductions from 2011.

Asset Impairment

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)
Asset impairment	$1,351	$—	$1,351	100%

During the first quarter of 2012 we incurred $1.4 million in impairment charges relating to a non-core asset, reducing the fair value of the asset to zero.

(Gains) loss on sales of assets and other (income) expense, net

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)
(Gain) loss on sale of assets and other	$189	$(2,832)	$(3,021)	(107%)
Other (income) expense, net	(341)	148	(489)	(330%)

During the first quarter of 2012 we sold a dive support vessel located in Southeast Asia to a third party for net proceeds of $9.9 million.  We recognized a loss of $0.1 million on the sale.  We prepaid a portion of our term loan with the net proceeds from this sale as required by our credit facility.

During the first quarter of 2011 we received an insurance settlement in the amount of $2.8 million for a specific claim incurred in prior years related to a fire that damaged one of our barges.

Other expense (income) primarily relates to foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense, net

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)
Interest expense, net	$2,300	$2,027	$273	13%

The increase in interest expense, net for the three months ended March 31, 2012 from the same period in 2011 is primarily due to changes in variable interest rates and an increase in average debt.

Income tax benefit

	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)
Income tax benefit	$(8,389)	$(3,777)	$(4,612)	(122%)

Our effective tax benefit rate was 25.1% and 16.8% for the three months ended March 31, 2012 and 2011, respectively.  The increase in the effective tax benefit rate was primarily due to a non-cash valuation allowance recorded in the first quarter of 2011 relating to certain losses in foreign jurisdictions and a partial reversal of this valuation allowance in the first quarter of 2012 due to profit generated in these foreign jurisdictions.  Additionally, a larger portion of pre-tax loss was generated in tax jurisdictions with lower tax rates in the first quarter of  2011 than in the first quarter of 2012.

For the three months ended March 31, 2011, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year ended December 31, 2011 based on the volatility in pretax income or loss and its impact on estimating the annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at March 31, 2011 was based on the actual year-to-date results.  Our income tax benefit rate for the three months ended March 31, 2012 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

Loss attributable to Cal Dive

Three Months Ended March 31,	Increase/(Decrease)
2012	2011	2012 to 2011
(in thousands)	(in thousands, except %)
Loss attributable to Cal Dive	$(24,305)	$(18,745)	$(5,560)	(30%)
Weighted average diluted shares outstanding	92,677	91,652	1,025	1%
Diluted loss per share	$(0.26)	$(0.20)	$(0.06)	(30%)

Net loss for the three months ended March 31, 2012 increased from the same period ended March 31, 2011 by $5.6 million, or 30%, and diluted loss per share increased, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations, organic growth initiatives and pursue joint ventures or acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents and availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions.  For 2012, we anticipate capital expenditures, excluding acquisitions or investments in joint ventures, of approximately $33.3 million for vessel improvements and replacements, and $8.6 million for regulatory drydock costs, including $28.4 million and $7.7 million, respectively, already incurred through March 31, 2012.  In April 2012, we received a $25.4 million tax refund related to our 2011 tax filing.

In connection with our business strategy, we regularly evaluate acquisition and joint venture opportunities, including vessels and marine contracting businesses. We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents and available borrowing under our revolving credit facility.  Our access to liquidity to fund our business activities and achieve our near-term and long-term growth objectives depends on the availability of financing in the capital markets which have recently experienced significant volatility. Given the current market conditions and our reliance on our credit facility, further deterioration in the market conditions could adversely affect our liquidity position.

Credit Facility

We have a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $150 million revolving credit facility, with certain financial institutions.  At March 31, 2012, we had outstanding debt of $150 million under our term loan, including current maturities, and $20 million outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on April 26, 2016.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At March 31, 2012, we were in compliance with all debt covenants under our credit facility.

By an amendment dated October 7, 2011, but effective as of October 11, 2011, we amended the credit agreement to, among other things, (i) increase our permitted maximum consolidated leverage (debt to EBITDA) ratio to 5.0x for the fiscal quarter ended December 31, 2011; (ii) permanently reduce the size of the revolving credit facility from $300 million to $150 million and temporarily remove the $100 million accordion feature; (iii) for the fiscal quarter ended March 31, 2012, temporarily limit the amount available for borrowing and letters of credit under the $150 million revolving credit facility to $75 million and waive the leverage ratio covenant; (iv) eliminate the EBITDA to interest financial covenant effective immediately, and, beginning in the fiscal quarter ending June 30, 2012, replace it with a fixed charge coverage ratio covenant of not less than 1.25x; and (v) temporarily add a collateral coverage sublimit on the amount available for borrowing under the revolving credit facility.  Following the fiscal quarter ended March 31, 2012, the full $150 million of the revolver is again available for borrowing and letters of credits subject to the leverage ratio covenant, and our maximum permitted leverage ratio covenant increased to 5.75x for the quarter ending June 30, 2012.  The amendment made no changes to the term loan or its amortization schedule.  Depending on our compliance with certain financial ratio covenants, we may be required to prepay a portion of our term loan with the proceeds from any asset sales.  On April 2, 2012, we used the $9.9 million net proceeds from the sale of a dive support vessel, previously held for sale, to prepay a portion of our term loan as required under the credit facility.

At March 31, 2012, we had $9.2 million of cash on hand, issued and outstanding letters of credit of $19.8 million under our revolving credit facility, and $2.4 million of outstanding warranty and bid bonds.  For the quarter ended March 31, 2012, as long as we complied with either a maximum leverage ratio covenant of 5.0x or the minimum trailing twelve month EBITDA covenant of $25.2 million, the amount we could borrow under our revolver was limited only by outstanding borrowing and letters of credit.  Based on our outstanding borrowing and letters of credit as of March 31, 2012, we had approximately $35.2 million available for borrowing under the revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(20,686)	$(12,091)
Investing activities	(5,671)	(2,598)
Financing activities	20,000	(632)
Effect of exchange rate changes on cash and cash equivalents	2	20
Net decrease in cash and cash equivalents	$(6,355)	$(15,301)

Operating Activities.  Net cash used in operating activities totaled $20.7 million for the three months ended March 31, 2012 compared to net cash used of $12.1 million for the three months ended March 31, 2011.  Net loss adjusted for non-cash items, such as depreciation and amortization, stock-based compensation and deferred income tax expense, used $4.2 million and $2.3 million of cash for the three months ended March 31, 2012 and 2011, respectively.  Net changes in our working capital and other balance sheet accounts used $16.5 million and $9.8 million of cash for the three months ended March 31, 2012 and 2011, respectively.

Investing Activities.  Net cash used for investing activities was $5.7 million for the three months ended March 31, 2012 compared to $2.6 million for the three months ended March 31, 2011.  During the three months ended March 31, 2012 and 2011, cash used for capital expenditures was $15.7 million and $5.4 million, respectively.  Cash generated from the sale of property was $10.1 million for the three months ended March 31, 2012 primarily from the sale of a dive support vessel.  Cash generated for the three months ended March 31, 2011 was from an insurance recovery of $2.8 million for a specific claim.

Financing Activities.  Net cash provided by financing activities was $20.0 million for the three months ended March 31, 2012 compared to net cash used in financing activities of $0.6 million for the three months ended March 31, 2011. The cash inflow related to $20 million of net borrowings under our revolving credit facility during the three months ended March 31, 2012.   During the three-month period ended March 31, 2011, we borrowed $14.2 million on our revolving credit facility and made a scheduled quarterly principal payment of $14.8 million under our term loan.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2011 Annual Report on Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2011 Annual Report on Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2011 Annual Report on Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2011 Annual Report on Form 10-K, other than those described in the notes to our unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risk during the three months ended March 31, 2012 from those reported under Part II, Item 7A of our 2011 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future.  Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, the impact on the market and regulatory environment in the US Gulf of Mexico resulting from the Macondo well blowout, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, and other risks detailed in Part I, Item 1A of our 2011 Annual Report on Form 10-K.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.                      Risk Factors.

There have been no material changes during the three months ended March 31, 2012 to the risk factors previously disclosed in our 2011 Annual Report on Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the first quarter of 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 to January 31, 2012	35,162	$3.00	—	N/A
February 1 to February 29, 2012	22,442	$3.08	—	N/A
March 1 to March 31, 2012	130	$3.36	—	N/A
	57,734	$3.04	—	N/A
________________________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.                 Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 21.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: May 1, 2012	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: May 1, 2012	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	000-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into or deemed part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.