Form 10-Q
period 2012-06-30
Cal Dive International, Inc.
filed 2012-08-06
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, the number of issued and outstanding shares of Common Stock, $0.01 par value per share, of the registrant was 96,083,027.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	June 30, 2012	December 31, 2011
	(unaudited)
Current assets:
Cash and cash equivalents	$10,066	$15,598
Accounts receivable -
Trade, net of allowance for doubtful accounts of $2,667 and $2,664, respectively	75,752	67,000
Contracts in progress	40,268	41,420
Income tax receivable	7,324	24,432
Deferred income taxes	2,151	—
Other current assets	13,585	32,482
Total current assets	149,146	180,932

Property and equipment	774,532	752,994
Less - accumulated depreciation	(272,941)	(256,223)
Net property and equipment	501,591	496,771

Deferred drydock costs, net	20,470	15,770
Other assets, net	8,997	11,467
Total assets	$680,204	$704,940

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$86,847	$78,277
Advanced billings on contracts	251	10,683
Accrued liabilities	18,949	19,868
Income tax payable	7,711	2,955
Current maturities of long-term debt	8,913	6,000
Deferred income taxes	—	3,269
Total current liabilities	122,671	121,052

Long-term debt	149,919	144,000
Deferred income taxes	100,706	104,667
Other long-term liabilities	6,339	5,580
Total liabilities	379,635	375,299

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 96,103 and 96,159 shares issued and outstanding, respectively	961	962
Capital in excess of par value of common stock	419,777	415,583
Accumulated other comprehensive income	1,639	2,110
Retained deficit	(119,018)	(89,014)
Total equity attributable to Cal Dive	303,359	329,641
Noncontrolling interest	(2,790)	—
Total equity	300,569	329,641
Total liabilities and equity	$680,204	$704,940

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$120,321	$124,040	$180,338	$219,471
Cost of sales	120,168	122,386	196,605	225,043
Gross profit (loss)	153	1,654	(16,267)	(5,572)
Selling and administrative expenses	12,846	16,883	26,338	32,836
Asset impairment	—	—	1,351	—
(Gain) on sale of assets and other	(3,522)	(487)	(3,333)	(3,319)
(Recovery of) doubtful accounts	—	(2,240)	—	(2,240)
Operating loss	(9,171)	(12,502)	(40,623)	(32,849)
Interest expense, net	3,308	2,314	5,608	4,341
Other (income) expense, net	144	14	(197)	162
Loss before income taxes	(12,623)	(14,830)	(46,034)	(37,352)
Income tax benefit	(4,851)	(9,816)	(13,240)	(13,593)
Net loss	$(7,772)	$(5,014)	$(32,794)	$(23,759)
Loss attributable to noncontrolling interest	(2,073)	—	(2,790)	—
Loss attributable to Cal Dive	$(5,699)	$(5,014)	$(30,004)	$(23,759)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.06)	$(0.05)	$(0.32)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	92,678	91,659	92,699	91,674

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(7,772)	$(5,014)	$(32,794)	$(23,759)
Other comprehensive income (loss):
Foreign currency translation adjustment	(258)	888	(381)	1,168
(Increase) decrease in unrealized loss from cash flow hedge, (net of tax of $14, $(65), $(48) and $(17), respectively)	26	(121)	(90)	(33)
Total other comprehensive income (loss)	(232)	767	(471)	1,135
Comprehensive loss	(8,004)	(4,247)	(33,265)	(22,624)
Comprehensive loss attributable to noncontrolling interest	(2,073)	—	(2,790)	—
Comprehensive loss attributable to Cal Dive	$(5,931)	$(4,247)	$(30,475)	$(22,624)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(32,794)	$(23,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,550	34,352
Stock compensation expense	4,378	4,599
Deferred income tax benefit	(8,918)	(1,838)
(Gain) on sale of assets and other	(3,333)	(3,319)
(Recovery of) doubtful accounts	—	(2,240)
Amortization of deferred financing costs	1,002	893
Asset impairment	1,351	—
Changes in operating assets and liabilities:
Accounts receivable, net	(7,990)	(9,109)
Income tax receivable and payable, net	21,864	(17,424)
Other current assets	(66)	1,846
Deferred drydock costs	(5,996)	(4,379)
Accounts payable and accrued liabilities	(9,064)	(43)
Other noncurrent assets and liabilities, net	185	(4,823)
Net cash used in operating activities	(8,831)	(25,244)

Cash Flows From Investing Activities:
Additions to property and equipment	(26,175)	(23,534)
Proceeds from sales of property and insurance recovery	20,642	6,767
Net cash used in investing activities	(5,533)	(16,767)

Cash Flows From Financing Activities:
Repayments on term loan	(18,168)	(15,336)
Draws on revolving credit facility	95,100	97,100
Repayments on revolving credit facility	(68,100)	(62,800)
Net cash provided by financing activities	8,832	18,964

Effect of exchange rate changes on cash and cash equivalents	—	71
Net decrease in cash and cash equivalents	(5,532)	(22,976)
Cash and cash equivalents, beginning of period	15,598	24,576
Cash and cash equivalents, end of period	$10,066	$1,600

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

Our global footprint encompasses operations on the Gulf of Mexico Outer Continental Shelf (or “OCS”), and in the Northeastern U.S., Latin America, Australia, China, Southeast Asia, West Africa, the Middle East and the Mediterranean.  We own a diversified fleet of surface and saturation diving support vessels and construction barges.

Preparation of Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (or “SEC”) and do not include all information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (or “GAAP”).

The accompanying consolidated financial statements have been prepared in conformity with GAAP, and our application of GAAP for purposes of preparing the accompanying consolidated financial statements is consistent in all material respects with the manner applied to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2011 (our “2011 Form 10-K”).  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

Our balance sheet as of December 31, 2011 included herein has been derived from the audited balance sheet as of December 31, 2011 included in our 2011 Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2011 Form 10-K, which contains a summary of our significant accounting policies and estimates and other disclosures.  Additionally, our statement of cash flows for prior periods include reclassifications that were made to conform to current period presentation and did not impact our reported net income (loss) or equity. Interim results should not be taken as indicative of the results that may be expected for any other interim period or the year ending December 31, 2012.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were filed with the SEC.  See note 12 for a discussion of subsequent events.

Seasonality

As a marine contractor with significant operations in the Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico.

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies or estimates discussed in our 2011 Form 10-K or accounting pronouncements issued or adopted, except as described below.

Recently Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (or “FASB”) issued Accounting Standards Update (or “ASU”) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Operations or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Operations. We adopted ASU 2011-05 on January 1, 2012, and are presenting our comprehensive income (loss) in a separate Consolidated Statement of Comprehensive Income (Loss)  in this quarterly report on Form 10-Q.

We do not believe that any other recently issued accounting pronouncements, if adopted, would have a material impact on our financial statements.

2.      Details of Certain Accounts

Included in accounts receivable at June 30, 2012 and December 31, 2011 was $5.2 million owed from a customer in Southeast Asia which was overdue and has not been collected due to our customer’s involvement in certain customs issues with a local government. We are not involved in these issues and this receivable is not disputed.  We continue to believe that we will ultimately collect this receivable from either our customer or directly from the end client.

Other current assets consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Insurance claims to be reimbursed	$112	$226
Prepaid job costs	9,860	3,298
Prepaid insurance	177	3,597
Prepaid other	1,280	1,887
Other receivables	788	2,853
Assets held for sale (1)	—	14,771
Supplies and spare parts inventory	1,365	1,528
Other	3	4,322
	$13,585	$32,482

(1)
Included in current assets as assets held for sale at December 31, 2011, was our Singapore facility and a dive support vessel located in Southeast Asia.  Due to the highly competitive nature of the Southeast Asia market and the increased marine construction capacity now available in that area, we elected to market these assets for sale to reduce our cost and operational presence in that region.  We completed the sale of the dive support vessel in the first quarter 2012 for net proceeds of $9.9 million.  We completed the sale of our Singapore facility at the end of the second quarter for net proceeds of $6.4 million.  We used the total net proceeds of $16.3 million from these sales to prepay a portion of our term loan as required by our credit facility during the second quarter 2012.

Other long-term assets, net, consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Intangible assets with definite lives, net	$1,059	$1,630
Deferred financing costs, net	7,682	8,684
Equipment deposits and other	256	1,153
	$8,997	$11,467

Accrued liabilities consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Accrued payroll and related benefits	$4,839	$3,831
Unearned revenue	303	567
Insurance claims to be reimbursed	110	224
Accrued insurance	7,126	7,281
Interest rate swap	481	344
Accrued taxes other than income	1,614	2,845
Accrued interest	333	591
Other	4,143	4,185
	$18,949	$19,868

3.      Long-term Debt

Long-term debt consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
Revolving credit loans due 2016	$27,000	$—
Term loan due 2016	131,832	150,000
Total debt	158,832	150,000
Less current portion	(8,913)	(6,000)
Long-term debt	$149,919	$144,000

We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $150 million variable-interest revolving credit facility (“Credit Agreement”).  During the second quarter 2012, we prepaid $16.3 million of the term loan with the net proceeds from the sale of a dive support vessel and our Singapore facility.  At June 30, 2012, we had outstanding debt of $131.8 million under the term loan, and required quarterly principal payments commenced on June 30, 2012.  For the quarter ended June 30, 2012, the required quarterly principal payment under the term loan was $1.9 million.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% senior convertible notes due 2017 (the “Notes”).  See note 12 for further details.  We used the net proceeds of approximately $83.0 million from the issuance and sale of the Notes to prepay a portion of the outstanding principal under the term loan.  Based on the remaining principal balance of $48.8 million under the term loan, the quarterly principal payments will be $0.7 million until June 30, 2013 when such payments will increase to $1.4 million for the duration of the remaining term of the Credit Agreement.  After taking into account the prepayments during the second quarter 2012 and the application of the net proceeds from the issuance and sale of the Notes in the third quarter 2012, a final payment  on the term loan of approximately $31.8 million will be due at maturity on April 26, 2016.

Additionally, as of June 30, 2012, we had $27.0 million outstanding under our revolving credit facility and $14.8 million of issued and outstanding letters of credit under our revolving credit facility.  Outstanding warranty and bid bonds at June 30, 2012 were $2.6 million.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or “EBITDA”)) ratio covenant and our collateral coverage sublimit.  As of June 30, 2012, we had $106.9 million available under the revolving credit facility.

By an amendment dated October 7, 2011, but effective as of October 11, 2011 (“Amendment No. 1”), we amended the Credit Agreement to, among other things, (i) permanently reduce the size of the revolving credit facility from $300 million to $150 million and temporarily remove the $100 million accordion feature; (ii) require the maximum permitted leverage ratio to not be greater than 5.75x for the quarter ended June 30, 2012, 4.25x for the quarter ended September 30, 2012, 4.00x for the quarter ended December 31, 2012, and 3.75x for each quarter thereafter; (iii) eliminate the EBITDA to interest financial covenant effective immediately, and, beginning in the fiscal quarter ended June 30, 2012, replace it with a fixed charge coverage ratio covenant of not less than 1.25x; and (iv) temporarily add a collateral coverage sublimit on the amount available for borrowing under the revolving credit facility.

Effective July 9, 2012, we further amended our Credit Agreement (“Amendment No. 2”) to: (i) allow us to issue convertible senior notes that may be converted into cash, common stock or a combination thereof; (ii) exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of “Consolidated Funded Indebtedness” (as defined in the Credit Agreement), which, as a result, excludes such unsecured indebtedness from the calculation of the consolidated leverage ratio; (iii) require us to maintain a threshold of $25 million in liquidity in certain circumstances; (iv) remove the requirement that we maintain a consolidated leverage ratio for the quarter ended June 30, 2012 of not more than 5.75x; and (v) remove the requirement that we maintain a consolidated fixed charge coverage ratio for the quarter ended June 30, 2012 of not less than 1.25x.  See note 12 for further details.

At June 30, 2012, we were in compliance with all debt covenants contained in our Credit Agreement. Although our consolidated leverage ratio and consolidated fixed charge coverage ratio were removed by Amendment No. 2 for the quarter ended June 30, 2012, we would have been in compliance under the prior applicable covenant requirements for the June 30, 2012 quarterly determination.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

4.      Income Taxes

As of June 30, 2012 and December 31, 2011, we had $4.4 million and $4.1 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 38.4% and 28.8% for the three and six months ended June 30, 2012, respectively, compared to an effective tax benefit rate of 66.2% and 36.4% for the three and six months ended June 30, 2011, respectively.  The effective tax benefit rate for the six months ended June 30, 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  The effective tax benefit rate for the six months ended June 30, 2011 differs from the statutory rate and was significantly higher primarily due to a one time change in the management structure of certain foreign operations and the pricing agreement between the U.S. and certain foreign subsidiaries.

Our income tax benefit for the three and six months ended June 30, 2012 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.  For the three and six months ended June 30, 2011, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year ended December 31, 2011 based on the volatility in pretax income or loss and its impact on estimating the annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at June 30, 2011 was based on the actual year-to-date results.

Tax Assessments

In the fourth quarter of 2007, we completed the acquisition of Horizon Offshore, Inc. (or “Horizon”), following which Horizon became our wholly-owned subsidiary.  During the fourth quarter of 2006, Horizon received a tax assessment related to fiscal 2001 from the Servicio de Administracion Tributaria (or “SAT”), the Mexican taxing authority, for approximately 283.5 million pesos, including penalties and interest accrued through that date (U.S. $22.9 million, including penalties and interest, and adjusted for inflation using the foreign exchange rate at June 30, 2012.)  The SAT’s assessment claimed unpaid taxes related to services performed among Horizon’s subsidiaries as well as penalties and accrued interest.  After consulting with our Mexican counsel, we believed that under the Mexico and U.S. double taxation treaty these services were not taxable and the tax assessment itself was invalid.  Accordingly, we did not record a liability for the SAT’s assessment for the 2001 tax year in our consolidated financial statements.  On February 14, 2008, we received notice from the SAT upholding the original assessment.  On April 21, 2008, we filed a petition in Mexico tax court disputing the assessment.  At a hearing of the Mexico tax court on February 21, 2012, the five justices unanimously decided to set aside the tax assessment and declared it null and void.  The SAT filed an appeal of the tax court’s decision and, on July 11, 2012, the Circuit Court denied the SAT’s appeal, making the tax court's decision final.

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

These interest rate swap instruments qualify as cash flow hedges under hedge accounting.  From time to time, there may be economic sharing among more than one counterparty related to our interest rate swaps.  At June 30, 2012, the interest rate swap instruments had a negative fair value of $0.5 million, which is recorded as a current liability.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  For the three and six months ended June 30, 2012, respectively, we recorded less than $0.1 million of after-tax unrealized gains and $0.1 million of after-tax unrealized losses from our interest rate swap in other comprehensive income (loss).  The estimated net amount of the loss that is reported in accumulated other comprehensive income (loss) as of June 30, 2012 that is expected to be reclassified into earnings within the next 12 months is $0.3 million.  For the three and six months ended June 30, 2012, we reclassified $0.1 million and $0.3 million, respectively, of after-tax unrealized losses into interest expense, net, in our consolidated statement of operations related to all settled cash flow hedges.

Changes in the fair value of an interest rate swap are deferred to the extent it is effective and are recorded as a component of accumulated other comprehensive income (loss) until the anticipated interest payments occur and are recognized in interest expense.  The ineffective portion of an interest rate swap, if any, will be recognized immediately in earnings.

We formally document all relations between hedging instruments and hedged items, as well as our risk management objectives, strategies for undertaking various hedge transactions and our methods for assessing and testing correlation and hedge effectiveness.  We also assess, both at inception of the hedge and on an on-going basis, whether the derivatives that are used in our hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.  Changes in the assumptions used could impact whether the fair value change in an interest rate swap is charged to earnings or accumulated other comprehensive income (loss).

6.      Fair Value Measurements

We measure our interest rate swaps on a recurring basis using an income approach where expected future cash flows are converted to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models). The following table provides additional information related to assets and liabilities measured at fair value on a recurring basis at June 30, 2012 (in thousands):

	June 30,	Fair Value Measurements at Reporting Date Using
	2012	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$481	$—	$481	$—

The following table provides additional information related to the assets and liabilities measured at fair value on a recurring basis at December 31, 2011 (in thousands):

	December 31,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$344	$—	$344	$—

For the six months ended June 30, 2012, we recorded a $1.4 million impairment charge related to a non-core asset to reduce the fair value to zero during the first quarter of 2012.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three or six months ended June 30, 2012.

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

7.      Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $0.1 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the general maritime laws of the U.S. and the Jones Act as a result of alleged negligence. In addition, we from time to time become subject to other claims, such as contract disputes, in the normal course of business. Although these matters have the potential of significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8.      Loss Per Share

Basic earnings (loss) per share (or “EPS”) is computed by dividing net income (loss) attributable to Cal Dive by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock and “as if converted” method.  The components of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Loss attributable to Cal Dive	$(5,699)	$(5,014)	$(30,004)	$(23,759)

Denominator:
Basic weighted average shares outstanding	92,678	91,659	92,699	91,674
Dilutive outstanding securities	—	—	—	—
Diluted weighted-average shares outstanding	92,678	91,659	92,699	91,674

Loss per share:
Basic and diluted	$(0.06)	$(0.05)	$(0.32)	$(0.26)

(1)	Approximately 3.4 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive.

9.      Performance Share Units

In December 2011, 2010 and 2009, we granted to certain of our officers a total of 700,576, 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  The performance share units vest 100% following the end of a three-year performance period.  During the first six months of 2012, no performance share units granted were forfeited back to the plan.  During 2011, 158,211 performance share units granted were forfeited back to the plan.  During 2010, 51,036 performance share units granted were forfeited back to the plan.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period.  The awards are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance share units granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is remeasured at each reporting period until the awards are settled. At June 30, 2012, the aggregate fair value of total awards granted was $3.5 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group.  At June 30, 2012 and December 31, 2011, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.8 million and $0.1 million, respectively.

Total expense recognized for the performance share units for the three and six months ended June 30, 2012 was $0.2 million and $0.7 million, respectively, based on the current estimated fair value discussed above. The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore share-based compensation expense related to the performance share units could vary significantly in future periods.

10.           Variable Interest Entities

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

For the three and six months ended June 30, 2012, the joint venture generated revenues of $0.6 million and recorded a net loss of $5.2 million and $7.0 million, respectively.  No revenue or net income was recognized for the three and six months ended June 30, 2011.   At June 30, 2012, there were approximately $3.6 million of assets and $10.6 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive.

11.           Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $47.7 million and $77.1 million for the three and six months ended June 30, 2012, respectively, and $51.0 million and $94.8 million for the three and six months ended June 30, 2011, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters.  Net property and equipment in foreign locations was $125.8 million and $164.9 million at June 30, 2012 and December 31, 2011, respectively.

12.           Subsequent Events

Credit Agreement Amendment

On July 9, 2012, we entered into Amendment No. 2 to our Credit Agreement to:

●
allow us to issue convertible senior notes in an aggregate principal amount not to exceed $100 million, that may be converted into cash, common stock or a combination of cash and common stock, so long as (i) any such notes mature at least six months after expiration of the Credit Agreement, (ii) such notes are not required to be prepaid prior to their stated maturity (other than as specifically permitted), (iii) the covenants governing such notes, taken as a whole, are no more restrictive than the Credit Agreement covenants, and (iv) all of the net proceeds of such notes are used to prepay outstanding amounts under the Credit Agreement;

●
exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of “Consolidated Funded Indebtedness” (as defined in the Credit Agreement), which then results in the exclusion of such unsecured indebtedness from the calculation of the consolidated leverage ratio;

●
require us to maintain a threshold of $25 million in liquidity (defined to include unused capacity under the revolving loan portion of the Credit Agreement and immediately available cash held in deposit accounts of any loan party) in certain circumstances where cash payments are made on any convertible senior notes as a result of any conversion of such notes into cash, in whole or in part;

●	remove the requirement that we maintain a consolidated fixed charge coverage ratio for the fiscal quarter ended June 30, 2012 of not less than 1.25x; and
●	remove the requirement that we maintain a consolidated leverage ratio for the fiscal quarter ended June 30, 2012 of not more than 5.75x.

Convertible Notes Issuance

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% convertible senior notes due 2017 (which includes $11.25 million aggregate principal amount issued pursuant to the initial purchasers’ exercise in full of their over-allotment option on July 16, 2012).  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers’ discounts and commissions and transaction expenses.  We used all of the net proceeds to repay a portion of the term loan under our senior secured credit facility.  In connection with the issuance of the Notes, we paid and capitalized approximately $3.3 million of loan fees that will be amortized to interest expense over the term of the Notes.

The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2013. The Notes will mature on July 15, 2017.  The Notes are general unsecured and unsubordinated obligations, and will be guaranteed by certain of our wholly-owned domestic subsidiaries.  The Notes will rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Notes, will rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, and will be effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and will be structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries.

In connection with the issuance of the Notes, the debt will be recorded at a discount at inception representing the equity component of the Notes.  This debt discount will be accreted as additional interest expense through maturity of the Notes.  Additionally, a portion of the conversion obligation will be accounted for as a derivative liability due to a limitation on the number of shares of our common stock that we are able to issue without shareholder approval.  We are still in the process of finalizing the amount of the debt discount and derivative liability and will conclude on the fair value during the third quarter of 2012.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may not convert their Notes (all or a portion thereof) except under certain circumstances as set forth in the indenture governing the Notes. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time.  Upon conversion of a Note, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination thereof, at our election, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock and represents an approximately 20% premium over the closing sale price of our common stock on July 12, 2012, which was $1.87 per share).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Business and Properties sections included in our 2011 Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Part I, Item 1A., “Risk Factors” included in our 2011 Form 10-K and elsewhere herein.

Overview

Financial Performance

We generated a loss of $5.7 million, or $0.06 per diluted share, for the three months ended June 30, 2012 compared to a loss of $5.0 million, or $0.05 per diluted share, for the same period in 2011.  Our second quarter 2012 results were significantly affected by Tropical Storm Debby, which moved through the Gulf of Mexico during the latter half of June and caused over half of our active fleet to be idled during this time.

We generated a loss of $30.0 million, or $0.32 per diluted share, for the six months ended June 30, 2012 compared to a loss of $23.8 million, or $0.26 per diluted share, for the same period in 2011.  The results for the first six months of 2012 were impacted by the typical winter seasonality and the required regulatory drydock schedule of three of our most profitable assets during the first quarter of 2012 as well as the negative effects on our operations resulting from Tropical Storm Debby as noted above.

Business and Outlook

We continue to experience a challenging market and pressure on pricing for our services (both day rate and lump sum projects) at current demand levels.  While our utilization is improving, we do not expect to see improvement in pricing until we experience sustained improvements in demand and utilization levels.  Also, since the Macondo well blowout in 2010, there continues to be a significant amount of uncertainty in the market regarding the U.S. regulatory environment for our industry.  We believe this uncertainty, coupled with reduced natural gas prices, will continue to affect our customers’ spending levels in the U.S. Gulf of Mexico for the near term.  Although it is unclear how long the challenging market conditions will continue, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as capital spending will be required to replenish offshore oil and natural gas production. For example, the permitting activity in the U.S. Gulf of Mexico, which affects all phases of our business, is improving.  Additionally, domestic operators will be required to satisfy “idle iron” regulations and other directives promulgated by the Bureau of Safety and Environmental Enforcement regarding the decommissioning of platforms and pipelines in the U.S. Gulf of Mexico, which should drive long-term demand for our services.

Internationally, we continue to believe the markets we currently serve are improving.  We have completed several large projects in various international regions during 2012 and believe additional large projects will be awarded during the remainder of the year.

Backlog

As of June 30, 2012, our backlog supported by written agreements or contract awards totaled approximately $238 million, compared to approximately $178 million as of December 31, 2011 and $176.1 million at June 30, 2011.  Approximately 71% of our current backlog is expected to be performed during 2012, and the remainder is expected to be performed in 2013 and beyond.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

During the second quarter of 2012, our vessel utilization was affected by Tropical Storm Debby which moved through the Gulf of Mexico during the latter half of June and idled over half of our active vessels during this time.  This resulted in a decrease of 83 total days of vessel utilization, or 3%, across our fleet for the second quarter of 2012 based on the number of days these vessels were idled compared to the days they were expected to work.  These vessles were mobilized back to the job site prior to the start of the third quarter.

The following table shows the effective utilization of our vessels during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Utilization(1)	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	72%	60%	63%	54%
Surface and Mixed Gas Diving	41%	46%	32%	40%
Construction Barges	39%	27%	30%	21%
Entire Fleet	48%	43%	38%	37%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations

Revenues and Gross Profit (Loss)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Revenues	$120,321	$124,040	$(3,719)	(3)%	$180,338	$219,471	$(39,133)	(18)%
Gross profit (loss)	153	1,654	(1,501)	(91)%	(16,267)	(5,572)	(10,695)	(192)%

Revenues for the three months ended June 30, 2012 decreased slightly compared to the same period in 2011 primarily due to the impact of Tropical Storm Debby, which idled over half of our active vessels during the latter half of June as the storm moved through the Gulf of Mexico.  Revenues for the six months ended June 30, 2012 decreased compared to the same period in 2011 as three of our most profitable assets were in regulatory drydock for most of the first quarter of 2012 and did not generate significant revenue as compared to the same period in 2011.

Gross profit for the three months ended June 30, 2012 decreased compared to the same period in 2011 due to the affects of Tropical Storm Debby discussed above.  The gross loss recorded for the six months ended June 30, 2012 includes the negative impact from the first quarter of 2012 of the regulatory drydock of our three most profitable assets.

Selling and administrative expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Selling and administrative expenses	$12,846	$16,883	$(4,037)	(24)%	$26,338	$32,836	$(6,498)	(20)%
Selling and administrative expenses as a percentage of revenues	11%	14%	(3)%	—	15%	15%	0%	—

Selling and administrative expenses for the three and six months ended June 30, 2012 decreased from the same periods ended June 30, 2011 by $4.0 million, or 24%, and $6.5 million, or 20%, respectively.  The decrease from 2011 was due to our cost saving initiatives, including headcount reductions in 2011.

Asset impairment

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Asset impairment	$—	$—	$—	—	$1,351	$—	$1,351	—

During the first quarter of 2012 we incurred $1.4 million in impairment charges relating to a non-core asset, reducing the fair value of the asset to zero.

(Gain) on sales of assets and other (income) expense, net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(Gain) on sale of assets and other	$(3,522)	$(487)	$3,035	623%	$(3,333)	$(3,319)	$14	—
Other (income) expense, net	144	14	130	929%	(197)	162	359	222%

During the three months ended June 30, 2012, we sold our Singapore facility for net proceeds of $6.4 million and other assets, including a construction barge, for net proceeds of $4.3 million.  We recognized a net gain of $3.5 million on the sales.  The net gain for the first six months of 2012 includes a loss of $0.1 million we recognized on the sale of a dive support vessel in the first quarter of 2012 for net proceeds of $9.9 million.  The dive support vessel and our Singapore facility were recorded in other current assets on our consolidated balance sheet at December 31, 2011.

During the three months ended June 30, 2011, we sold our Sabine Pass facility, one of our barges that was previously damaged by fire and miscellaneous equipment to various third parties for $3.9 million, and we recognized a net gain on the sales of $0.5 million.  During the first quarter of 2011, we received an insurance settlement in the amount of $2.8 million for a specific claim incurred in a prior year related to a fire that damaged one of our barges.

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

(Recovery of) doubtful accounts

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(Recovery of) doubtful accounts	$—	$(2,240)	$(2,240)	—	$—	$(2,240)	$(2,240)	—

No provision for doubtful accounts was recorded during the three and six months ended June 30, 2012.  The recovery of doubtful accounts during the second quarter of 2011 was due to a collection of a receivable previously reserved as bad debt on a West Africa project in 2009.

Interest expense, net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$3,308	$2,314	$994	43%	$5,608	$4,341	$1,267	29%

The increase in interest expense, net for the three and six months ended June 30, 2012 from the same period in 2011 is primarily due to an increase in the applicable margin of our variable interest rate debt and an increase in the average amount outstanding on our revolving credit facility during the first six months of 2012.

Income tax benefit

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
Income tax expense (benefit)	$(4,851)	$(9,816)	$(4,965)	—	$(13,240)	$(13,593)	$(353)	—

Our effective tax benefit rate was 38.4% and 28.8% for the three and six months ended June 30, 2012, respectively, compared to an effective tax benefit rate of 66.2% and 36.4% for the three and six months ended June 30, 2011, respectively.  The effective tax benefit rate for the six months ended June 30, 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  The effective tax benefit rate for the six months ended June 30, 2011 differs from the statutory rate and was significantly higher primarily due to a one time change in the management structure of certain foreign operations and the pricing agreement between the U.S. and certain foreign subsidiaries.

For the three and six months ended June 30, 2011, we determined that a reliable estimate of our annual effective tax rate could not be determined for the year ended December 31, 2011 based on the volatility in pretax income or loss and its impact on estimating the annual effective tax rate for the year. Therefore, the interim effective tax benefit rate at June 30, 2011 was based on the actual year-to-date results.  Our income tax benefit rate for the three and six months ended June 30, 2012 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

Loss attributable to Cal Dive

Three Months Ended June 30,	Increase/(Decrease)	Six Months Ended June 30,	Increase/(Decrease)
2012	2011	2012 to 2011	2012	2011	2012 to 2011
(in thousands, except per share data)	(in thousands, except %)	(in thousands, except per share data)	(in thousands, except %)
Loss attributable to Cal Dive	$(5,699)	$(5,014)	$(685)	(14)%	$(30,004)	$(23,759)	$(6,245)	(26)%
Weighted average diluted shares outstanding	92,678	91,659	1,019	1%	92,699	91,674	1,025	1%
Diluted loss per share	$(0.06)	$(0.05)	$(0.01)	(20)%	$(0.32)	$(0.26)	$(0.06)	(23)%

Loss for the three and six months ended June 30, 2012 increased from the same periods ended June 30, 2011 by $0.7 million, or 14%, and $6.2 million, or 26%, respectively, as a result of the factors described above.

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

In connection with our business strategy, we regularly evaluate acquisition and joint venture opportunities, including vessels and marine contracting businesses. We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents and available borrowing under our revolving credit facility.  Our access to liquidity to fund our business activities and achieve our near-term and long-term growth objectives depends on the availability of financing in the capital markets which have recently experienced significant volatility. Given the current market conditions and our reliance on our revolving credit facility, further deterioration in the market conditions could adversely affect our liquidity position.

At June 30, 2012, we had $10.1 million of cash on hand and $106.9 million available for borrowing under our revolving credit facility.  With the execution of Amendment No. 2, discussed below, we received a waiver of our consolidated leverage ratio covenant for the June 30, 2012 quarterly determination, which provided almost full access to our revolving credit facility.  Absent this waiver, the effective availability under our revolving credit facility would have been $10.2 million at June 30, 2012 due to the limitation imposed by the leverage ratio covenant.  At June 30, 2012, we had $27.0 million borrowed and $14.8 million of letters of credit issued and outstanding under our revolving credit facility.  Outstanding warranty and bid bonds at June 30, 2012 were $2.6 million.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization) ratio covenant and our collateral coverage sublimit.

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% convertible senior notes due 2017.  The Notes mature July 15, 2017.  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers’ discounts and commissions and transaction expenses.  We used all of the net proceeds to repay a portion of the term loan under our senior secured credit facility. The term loan balance is approximately $48.8 million after this repayment. See note 12 to the financial statements contained herein for further details.  With the reduction of our term loan and the exclusion of the notes from our consolidated leverage ratio (discussed below), we have greater access to the full capacity of our revolving credit facility.  This increased capacity provides additional liquidity during periods of high working capital demands.  Additionally, with the repayment of a portion of our term loan, the required quarterly principal payments have been reduced to $0.7 million through June 30, 2013, increasing to $1.4 million for the duration of the remaining term of the Credit Agreement.

Capital Expenditures

For 2012, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $36.1 million for vessel improvements and replacements, and $8.4 million for regulatory drydock costs, of which $33.7 million and $8.4 million, respectively, had been incurred through June 30, 2012.  Our capital expenditure program for 2012 is subject to market conditions, including activity levels, commodity prices and industry capacity.  We currently anticipate funding our remaining 2012 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Credit Facility

We have a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $150 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016.  At June 30, 2012, we had outstanding debt of $131.8 million under our term loan, including current maturities, and $27.0 million outstanding under our revolving credit facility.  The revolving credit facility and the term loan mature on April 26, 2016.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At June 30, 2012, we were in compliance with all debt covenants under our Credit Agreement.

By Amendment No. 1, we amended the Credit Agreement to, among other things, (i) permanently reduce the size of the revolving credit facility from $300 million to $150 million and temporarily remove the $100 million accordion feature; (ii) require the maximum permitted leverage ratio to not be greater than 5.75x for the quarter ended June 30, 2012, 4.25x for the quarter ended September 30, 2012, 4.00x for the quarter ended December 31, 2012, and 3.75x for each quarter thereafter; (iii) eliminate the EBITDA to interest financial covenant effective immediately, and, beginning in the fiscal quarter ended June 30, 2012, replace it with a fixed charge coverage ratio covenant of not less than 1.25x; and (iv) temporarily add a collateral coverage sublimit on the amount available for borrowing under the revolving credit facility.

Effective July 9, 2012, we entered into Amendment No. 2 to: (i) allow us to issue convertible senior notes that may be converted into cash, common stock or a combination thereof; (ii) exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of “Consolidated Funded Indebtedness” (as defined in the Credit Agreement), which, as a result, excludes such unsecured indebtedness from the calculation of the consolidated leverage ratio; (iii) require us to maintain a threshold of $25 million in liquidity in certain circumstances; (iv) remove the requirement that we maintain a consolidated leverage ratio for the quarter ended June 30, 2012 of not more than 5.75x; and (v) remove the requirement that we maintain a consolidated fixed charge coverage ratio for the quarter ended June 30, 2012 of not less than 1.25x.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(8,831)	$(25,244)
Investing activities	(5,533)	(16,767)
Financing activities	8,832	18,964
Effect of exchange rate changes on cash and cash equivalents	—	71
Net decrease in cash and cash equivalents	$(5,532)	$(22,976)

Operating Activities.  Net cash used in operating activities totaled $8.8 million during the first six months of 2012 compared to net cash used of $25.2 million in the first six months of 2011.  Cash used in operations for 2012 was primarily driven by our loss recorded (adjusted for non-cash items, such as depreciation and amortization and stock-based compensation).

   Investing Activities.  Net cash used in investing activities was $5.5 million during the first six months of 2012 compared to $16.8 million in the first six months of 2011.  During the first six months of 2012 and 2011, capital expenditures were $26.2 million and $23.5 million, respectively. Cash generated from the sale of property and equipment was $20.6 million for the six months ended June 30, 2012 primarily from the sale of a dive support vessel and our Singapore facility, as well as other assets.  Cash generated of $6.8 million for the six months ended June 30, 2011 was from an insurance recovery for a specific claim and the sales of our Sabine Pass facility and a construction barge.

   Financing Activities.  Net cash provided by financing activities was $8.8 million during the first half of 2012 compared to net cash provided of $19.0 million in the first half of 2011.  During the first half of 2012, we made principal payments of $18.2 million under our term loan (including the net proceeds from the sale of a dive support vessel and our Singapore facility and the required quarterly principal payment) and had net borrowings of $27.0 million under our revolving credit facility in line with our normal working capital requirements.  During the first half of 2011, we made principal payments of $15.3 million under our term loan and had net borrowings of $34.3 million under our revolving credit facility.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2011 Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2011 Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2011 Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2011 Form 10-K, other than those described in the notes to our unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk and foreign currency exchange rate risk.  There have been no material changes in our market risks during the six months ended June 30, 2012 from those reported under Part II, Item 7A. of our 2011 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may involve risk and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management’s plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” and other words and expressions of similar meaning. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we give no assurance that such expectations will be realized or achieved in the future.  Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, the impact on the market and regulatory environment in the U.S. Gulf of Mexico resulting from the Macondo well blowout, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry, the operational risks inherent in our business, and other risks detailed in Part I, Item 1A of our 2011 Form 10-K and elsewhere herein.  Forward-looking statements speak only as of the date of this quarterly report and we undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes during the three months ended June 30, 2012 to the risk factors previously disclosed in our 2011 Form 10-K.

Our outstanding convertible notes may cause dilution to our existing stockholders and may negatively affect our financial position and liquidity.

On July 18, 2012, we issued the Notes, which will be convertible at the option of the holders under certain limited conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of common stock or a combination thereof, at our election. Additionally, in the event of a fundamental change, as defined in the indenture for the Notes, the holders may require us to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus accrued and unpaid interest. The indenture provides for customary events of default upon which all outstanding Notes may become due and payable immediately without further action or notice.

If we issue shares of our common stock to satisfy conversion obligations under the Notes, our existing stockholders will experience dilution of their holdings of our stock. In addition, certain listing standards of the New York Stock Exchange prohibit us from issuing more than 19.9% of our outstanding common stock upon conversion of the Notes, without obtaining stockholder approval for such issuance.  If we do not receive stockholder approval to issue more than 19.9% of our common stock, we will be required to pay cash in lieu of delivering shares of common stock in accordance with and subject to the terms of the indenture.  In the event we satisfy our conversion obligations in cash, in full or in part, we may not have sufficient cash on hand to pay such obligation and may default on the Notes, which would cause a cross default under our senior secured credit facility, or it may have a significant negative effect on our available capital resources and liquidity which may require us to borrow additional amounts pursuant to terms that are not favorable to us.

      Further, if our cash flow and capital resources are not sufficient to pay our indebtedness, including the Notes, or to fund our other liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, seek additional equity or debt capital, or restructure or refinance our debt. These measures might not be adequate to permit us to meet our scheduled debt service obligations under our senior secured credit facility or, if applicable, pay the fundamental change purchase price or pay cash, if any, upon conversion of the Notes. A default under one of the documents governing our indebtedness, such as our senior secured credit facility, could constitute a default under our other debt instruments, such as the indenture. If the repayment of the indebtedness under our senior secured credit facility were to be accelerated as a result of such default, we may not be able to remedy the consequence of a default under the documents governing our other indebtedness or obligations, including the indenture, which would materially impair our financial condition and liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 to April 30, 2012(1)	152	3.65	—	N/A
May 1 to May 31, 2012(1)	114	2.78	—	N/A
June 1 to June 30, 2012(1)	—	—	—	N/A
	266	3.28	—	N/A

(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.  Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 24.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: August 6, 2012	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: August 6, 2012	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	000-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	000-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture, dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-33206	7/18/12
10.1
Amendment No. 2. to Credit Agreement dated as of July 9, 2012, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			8-K	001-33206	7/12/12
10.2	Purchase Agreement, dated as of July 12, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and the initial purchasers named therein		8-K	001-33206	7/18/12
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into or deemed part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.