Form 10-Q
period 2012-09-30
Cal Dive International, Inc.
filed 2012-11-08
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, the number of issued and outstanding shares of Common Stock, $0.01 par value per share, of the registrant was 97,194,940.

CAL DIVE INTERNATIONAL, INC.

When we refer to “us,” “we,” “our,” “ours,” “the Company” or “CDI,” we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Cal Dive International, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share par value)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$841	$15,598
Accounts receivable -
Trade, net of allowance for doubtful accounts of $2,703 and $2,664, respectively	86,377	67,000
Contracts in progress	48,168	41,420
Income tax receivable	7,284	24,432
Deferred income taxes	2,037	—
Other current assets	41,520	32,482
Total current assets	186,227	180,932

Property and equipment	699,169	752,994
Less - accumulated depreciation	(257,655)	(256,223)
Net property and equipment	441,514	496,771

Deferred drydock costs, net	17,833	15,770
Other assets, net	11,556	11,467
Total assets	$657,130	$704,940

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$85,071	$78,277
Advanced billings on contracts	137	10,683
Accrued liabilities	27,851	19,868
Income tax payable	6,702	2,955
Current maturities of long-term debt	3,672	6,000
Deferred income taxes	—	3,269
Total current liabilities	123,433	121,052

Long-term debt	135,152	144,000
Derivative liability for conversion feature of convertible debt	16,238	—
Deferred income taxes	88,203	104,667
Other long-term liabilities	7,131	5,580
Total liabilities	370,157	375,299

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 95,809 and 96,159 shares issued and outstanding, respectively	958	962
Capital in excess of par value of common stock	421,881	415,583
Accumulated other comprehensive income	2,027	2,110
Retained deficit	(134,951)	(89,014)
Total equity attributable to Cal Dive	289,915	329,641
Noncontrolling interest	(2,942)	—
Total equity	286,973	329,641
Total liabilities and equity	$657,130	$704,940
The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$138,113	$132,906	$318,451	$352,377
Cost of sales	134,212	120,856	330,817	345,899
Gross profit (loss)	3,901	12,050	(12,366)	6,478
Selling and administrative expenses	13,570	13,438	39,908	46,274
Asset impairment	21,181	36,638	22,532	36,638
(Gain) on sale of assets and other	(12)	(419)	(3,345)	(3,738)
(Recovery of) doubtful accounts	—	—	—	(2,240)
Operating loss	(30,838)	(37,607)	(71,461)	(70,456)
Interest expense, net	4,535	2,071	10,143	6,412
Interest expense – adjustment to conversion feature of convertible debt	(8,357)	—	(8,357)	—
Other (income) expense, net	(266)	48	(463)	210
Loss before income taxes	(26,750)	(39,726)	(72,784)	(77,078)
Income tax benefit	(10,665)	(5,359)	(23,905)	(18,952)
Net loss	$(16,085)	$(34,367)	$(48,879)	$(58,126)
Loss attributable to noncontrolling interest	(152)	—	(2,942)	—
Loss attributable to Cal Dive	$(15,933)	$(34,367)	$(45,937)	$(58,126)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.17)	$(0.37)	$(0.50)	$(0.63)

Weighted average shares outstanding:
Basic and diluted	92,688	91,673	92,710	91,689

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(16,085)	$(34,367)	$(48,879)	$(58,126)
Other comprehensive income (loss):
Foreign currency translation adjustment	101	(1,967)	(280)	(799)
Unrealized gain (loss) from cash flow hedge, net of tax of $155, $(73), $106 and $(90), respectively	287	(135)	197	(168)
Total other comprehensive income (loss)	388	(2,102)	(83)	(967)
Comprehensive loss	(15,697)	(36,469)	(48,962)	(59,093)
Comprehensive loss attributable to noncontrolling interest	(152)	—	(2,942)	—
Comprehensive loss attributable to Cal Dive	$(15,545)	$(36,469)	$(46,020)	$(59,093)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:
Net loss	$(48,879)	$(58,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,544	51,168
Stock compensation expense	6,485	7,163
Deferred income tax benefit	(20,791)	(4,888)
(Gain) on sale of assets and other	(3,345)	(3,738)
(Recovery of) doubtful accounts	—	(2,240)
Amortization of debt discount and deferred financing costs	2,592	1,321
Marked-to-market adjustment of debt conversion feature	(8,357)	—
Asset impairment	22,532	36,638
Changes in operating assets and liabilities:
Accounts receivable, net	(26,443)	(15,510)
Income tax receivable and payable, net	20,895	(17,826)
Other current assets	(4,505)	(2,293)
Deferred drydock costs	(9,358)	(5,663)
Accounts payable and accrued liabilities	9,024	2,822
Other noncurrent assets and liabilities, net	(166)	(5,658)
Net cash used in operating activities	(13,772)	(16,830)

Cash Flows From Investing Activities:
Additions to property and equipment	(38,162)	(27,344)
Proceeds from sales of property and insurance recovery	23,347	7,210
Proceeds from sale-leaseback transaction	4,772	—
Net cash used in investing activities	(10,043)	(20,134)

Cash Flows From Financing Activities:
Repayments on term loan	(106,644)	(15,336)
Draws on revolving credit facility	199,600	172,900
Repayments on revolving credit facility	(166,700)	(138,400)
Issuance of convertible notes	86,250	—
Payment of deferred financing costs	(3,451)	—
Net cash provided by financing activities	9,055	19,164

Effect of exchange rate changes on cash and cash equivalents	3	(78)
Net decrease in cash and cash equivalents	(14,757)	(17,878)
Cash and cash equivalents, beginning of period	15,598	24,576
Cash and cash equivalents, end of period	$841	$6,698

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)

1.	General

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

Derivative Instruments and Hedging Activities

Contracts in Entity's Own Equity

We have issued convertible debt which is indexed to, and can be settled in, shares of our common stock. We assess the initial classification of these instruments based on whether they meet the necessary conditions for equity classification.  For instruments that do not meet equity classification, we record them as a liability.  We reassess this classification at each balance sheet date.

Fair Value Measurements

Convertible Debt and Conversion Feature

The estimated fair value of our convertible debt, which falls within level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature. The estimated fair value of the derivative liability for the conversion feature is computed using a binomial lattice model using our historical volatility over the term corresponding to the remaining contractual term of the debt and observed spreads of similar debt instruments that do not include a conversion feature.

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

Included in accounts receivable at September 30, 2012 and December 31, 2011 was $5.2 million owed from a customer in Southeast Asia which was overdue and has not been collected due to our customer’s involvement in certain customs issues with a local government. We are not involved in these issues and this receivable has not been disputed by either our customer or the end client.  We have recently won an arbitration award of the entire amount due, and we continue to believe that we will ultimately collect this receivable from either our customer or directly from the end client.

Other current assets consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Insurance claims to be reimbursed	$111	$226
Prepaid job costs	8,938	3,298
Prepaid insurance	5,553	3,597
Prepaid other	1,342	1,887
Other receivables	1,279	2,853
Assets held for sale (1)	22,959	14,771
Supplies and spare parts inventory	1,335	1,528
Other	3	4,322
	$41,520	$32,482

(1)
As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third quarter 2012 we entered into a plan to sell various non-core vessels, property and equipment.  The amount recorded in assets held for sale at September 30, 2012 includes four dive support vessels, two construction barges, four portable saturation systems and one facility.  We expect to sell these assets over the next twelve months using brokers to assist with the marketing effort.  In conjunction with placing these assets as held for sale, we recorded a $21.2 million impairment charge during the third quarter 2012 related to the adjustment of the carrying value of these assets to their estimated fair value.

Included in assets held for sale at December 31, 2011, was our Singapore facility and a dive support vessel located in Southeast Asia.  Due to the highly competitive nature of the Southeast Asia market and the increased marine construction capacity now available in that area, we elected to market these assets for sale to reduce our cost and operational presence in that region.  We completed the sale of the dive support vessel in the first quarter 2012 for net proceeds of $9.9 million.  We completed the sale of our Singapore facility at the end of the second quarter for net proceeds of $6.4 million.  We used the total net proceeds of $16.3 million from these sales to prepay a portion of our term loan as required by our credit facility during the second quarter 2012.

Other long-term assets, net, consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Intangible assets with definite lives, net	$771	$1,630
Deferred financing costs, net	10,456	8,684
Equipment deposits and other	329	1,153
	$11,556	$11,467

Accrued liabilities consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Accrued payroll and related benefits	$9,182	$3,831
Unearned revenue	3	567
Insurance claims to be reimbursed	109	224
Accrued insurance	7,314	7,281
Interest rate swap	506	344
Accrued taxes other than income	3,467	2,845
Accrued interest	996	591
Other	6,274	4,185
	$27,851	$19,868

3.	Long-term Debt

Long-term debt consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30,	December 31,
	2012	2011
Revolving credit loans due 2016	$32,900	$—
Term loan due 2016	43,356	150,000
Convertible notes due 2017, net of unamortized discount of $23,682	62,568	—
Total debt	138,824	150,000
Less current portion	(3,672)	(6,000)
Long-term debt	$135,152	$144,000

Senior Secured Credit Facility

     We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $150 million variable-interest revolving credit facility (“Credit Agreement”).  In addition to making required quarterly principal payments, we prepaid $16.3 million of the term loan during the second quarter 2012 with the net proceeds from the sale of a dive support vessel and our Singapore facility and prepaid $4.8 million of the term loan during the third quarter 2012 with the net proceeds from the sale of one of our domestic facilities.  Additionally, on July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% senior convertible notes due 2017 (the “Notes”) and used the net proceeds of approximately $83.0 million to prepay a significant portion of the outstanding principal under the term loan.  See discussion of the Notes below.  At September 30, 2012, we had an outstanding principal balance under the term loan of $43.4 million.  Based on this remaining balance, the quarterly principal payments will be $0.6 million until June 30, 2013 when such payments will increase to $1.2 million for the duration of the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $28 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

Additionally, as of September 30, 2012, we had $32.9 million outstanding under our revolving credit facility and $18.0 million of issued and outstanding letters of credit under our revolving credit facility.  Outstanding warranty and bid bonds at September 30, 2012 were $2.6 million.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or “EBITDA”) as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not restricted during the year provided we are in compliance with existing financial covenants.  At September 30, 2012, based on a 4.25x consolidated leverage covenant for this quarterly determination date, we had $7.2 million available for borrowing under the revolving credit facility.  However, with the waiver we received subsequent to September 30, 2012 discussed below, we had no restrictions on accessing the full capacity of the revolver of $99.1 million.

Effective July 9, 2012, we amended our Credit Agreement to, (i) allow us to issue convertible senior notes in an aggregate principal amount not to exceed $100 million, that may be converted into cash, common stock or a combination of cash and common stock, so long as (a) any such notes mature at least six months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity (other than as specifically permitted), (c) the covenants governing such notes, taken as a whole, are no more restrictive than the Credit Agreement covenants, and (d) all of the net proceeds of such notes are used to prepay outstanding amounts under the Credit Agreement; (ii) exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of “Consolidated Funded Indebtedness” (as defined in the Credit Agreement), which then results in the exclusion of such unsecured indebtedness from the calculation of the consolidated leverage ratio; (iii) require us to maintain a threshold of $25 million in liquidity (defined to include unused capacity under the revolving loan portion of the Credit Agreement and immediately available cash held in deposit accounts of any loan party) in certain circumstances where cash payments are made on any convertible senior notes as a result of any conversion of such notes into cash, in whole or in part; (iv) remove the requirement that we maintain a consolidated fixed charge coverage ratio for the fiscal quarter ended June 30, 2012 of not less than 1.25x; and (v) remove the requirement that we maintain a consolidated leverage ratio for the fiscal quarter ended June 30, 2012 of not more than 5.75x.

Subsequent to September 30, 2012, we entered into a further amendment to our Credit Agreement that, among other things, waives the consolidated leverage ratio covenant for the third quarter 2012 and increases the consolidated leverage ratio covenant for the fourth quarter 2012 from 4.00x to 5.00x.  See note 12 for further discussion.

At September 30, 2012, we were in compliance with all debt covenants contained in our Credit Agreement, even without the waiver received for the third quarter 2012.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.  Additionally, we expect to be in compliance with all debt covenants contained in our Credit Agreement for the December 31, 2012 quarterly determination date.

Convertible Notes

   On July 18, 2012, we issued $86.25 million aggregate principal amount (which includes $11.25 million to cover over-allotments) of 5.0% convertible senior notes due 2017 at a price equal to 100% of the principal amount.  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers’ commissions and transaction expenses.  We used all of the net proceeds to repay a substantial portion of the term loan under our senior secured credit facility.  In connection with the issuance of the Notes, we paid and capitalized approximately $3.5 million of loan fees which will be amortized to interest expense over the term of the Notes.

The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2013. The Notes mature on July 15, 2017.  The Notes are our general unsecured and unsubordinated obligations, and are guaranteed by certain of our wholly-owned domestic subsidiaries.  The Notes rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Notes, rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, and are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries.  The Notes are governed by an indenture dated July 18, 2012 with The Bank of New York Mellon Trust Company, N.A.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may not convert their Notes (all or a portion thereof) except under certain circumstances.  These circumstances, as set forth in the indenture governing the Notes, relate to (i) the price of our common stock; (ii) the price of the Notes; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock and represents an approximately 20% premium over the closing sale price of our common stock on July 12, 2012, which was $1.87 per share).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of September 30, 2012, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.

Neither the Notes nor the shares of our common stock, if any, issuable upon conversion of the Notes have been registered under the U.S. Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.  We do not intend to file a shelf registration statement for the resale of the Notes or the shares, if any, issuable upon conversion of the Notes. We will, however, pay additional interest under specified circumstances.

New York Stock Exchange (“NYSE”) rules limit the number of shares of our common stock that we may issue upon conversion of the Notes. We may not elect to issue shares of common stock upon conversion of the Notes to the extent such election would result in the issuance of more than 19.99% of our common stock outstanding immediately before the issuance of the Notes until we receive stockholder approval for such issuance.  The number of shares of our common stock that would be needed upon a full conversion of the Notes was greater than 19.99% of the total number of shares of our common stock outstanding at the issuance date of the Notes.  In the event of a conversion of the Notes prior to our obtaining stockholder approval of the issuance of shares of our common stock in excess of the NYSE 19.99% limitation, we will be required to pay cash to converting holders in lieu of delivering any shares of our common stock that would be in excess of such limitation.

We determined at the time of issuance that the conversion feature of the Notes did not meet all the criteria for equity classification based on the settlement terms of the Notes. The conversion feature is recognized as a derivative liability and is presented under long-term debt in the accompanying consolidated balance sheet.  The initial value allocated to the derivative liability was $24.6 million of the $86.25 million principal amount of the Notes, which also represents the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 13.3%. During each reporting period, the derivative liability is marked to fair value through interest expense. As of September 30, 2012, the derivative liability had a fair value of $16.2 million. The adjustment to fair value during the third quarter 2012 was $8.4 million, and reflects the decrease in our stock price during the period.

If we obtain stockholder approval for the issuance of common stock in excess of the 19.99% limitation allowing the conversion of the Notes to be settled in full with shares of our common stock, we will reasses the classification of the conversion feature.

Because it is our intent to settle the principal portion of the Notes in cash, we will use the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature.  The Notes were anti-dilutive for the three and nine month periods ended September 30, 2012.

4.	Income Taxes

As of September 30, 2012 and December 31, 2011, we had $5.5 million and $4.1 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 39.9% and 32.8% for the three and nine months ended September 30, 2012, respectively, compared to an effective tax benefit rate of 13.5% and 24.6% for the three and nine months ended September 30, 2011, respectively.  The effective tax benefit rate for the three and nine months ended September 30, 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  The effective tax benefit rate for the three and nine months ended September 30, 2011 differs from the statutory rate primarily due to a one time change in the management structure of certain foreign operations and the transfer pricing agreements between the U.S. and certain foreign subsidiaries.

Our income tax benefit for the three and nine months ended September 30, 2012 and 2011 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

Tax Assessments

During the third quarter 2012, we received a final favorable ruling on a tax assessment that was brought against Horizon Offshore, Inc. (or “Horizon”), a company we acquired in the fourth quarter 2007.  During the fourth quarter 2006, Horizon received a tax assessment related to its fiscal 2001 operations from the Servicio de Administracion Tributaria (or “SAT”), the Mexican taxing authority.  We disputed the assessment and accordingly did not record a liability for the assessment in our consolidated financial statements.  On February 21, 2012, the Mexican tax court decided to set aside the tax assessment and declare it null and void.  SAT appealed this decision and the Mexican Circuit Court issued its non-appealable decision on July 11, 2012, upholding the tax court’s decision.

While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

5.	Derivative Instruments and Hedging Activities

Cash Flow Hedge

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

These interest rate swap instruments initially qualified as cash flow hedges under hedge accounting.  From time to time, there may be economic sharing among more than one counterparty related to our interest rate swaps.  In early July 2012, we de-designated a portion of the cash flow hedge due to the repayment of the underlying debt.  Accordingly, we reclassified $0.2 million of the accumulated other comprehensive income through earnings.  We began recording prospective changes in the fair value of the ineffective portion through current earnings from the date of de-designation.  The remaining portion of the cash flow hedge remains effective.

At September 30, 2012, the interest rate swap instruments had a negative fair value of $0.5 million, which is recorded as a current liability.  We reclassify any unrealized loss from our interest rate swap into earnings upon settlement.  For the three and nine months ended September 30, 2012 we recorded less than $0.1 million and $0.1 million, respectively, of after-tax unrealized gains from our interest rate swap in other comprehensive income (loss).  The estimated net amount of the loss that is reported in accumulated other comprehensive income (loss) as of September 30, 2012 that is expected to be reclassified into earnings within the next 12 months is $0.3 million.  For the three and nine months ended September 30, 2012, we reclassified $0.1 million and $0.4 million, respectively, of after-tax unrealized losses into interest expense, net, in our consolidated statement of operations related to all settled cash flow hedges.

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

Conversion Feature of Convertible Debt

We determined at the time of issuance that the conversion feature of the Notes did not meet all the criteria for equity classification based on the settlement terms of the Notes; thus the conversion feature has been recognized as a derivative liability.  The initial value allocated to the derivative liability at issuance of the Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability are recognized in earnings.   At September 30, 2012, the fair value of the derivative liability was $16.2 million.  The marked-to-market adjustment of the fair value of our derivative liability for the three months ended September 30, 2012 was $8.4 million.

6.	Fair Value Measurements

The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of our variable rate debt under our senior secured credit facility was calculated using a market approach based upon Level 3 inputs including interest rate margins reflecting current market conditions.  The fair value approximates the carrying value due to the variable nature of the underlying interest rates.

Fair Value Measurements of Convertible Debt and Conversion Feature

The fair value of the Notes, which fall within Level 3 of the fair value hierarchy, is determined based on similar debt instruments that do not contain a conversion feature.   At September 30, 2012, the Notes were trading at 95.5% of par value based on limited quotations, and include a value associated with the conversion feature of the Notes.  The Notes had a fair value of $66.1 million at September 30, 2012.  The estimated fair value of the derivative liability for the conversion feature is computed using a binomial lattice model.  The main inputs and assumptions into the binomial lattice model are our stock price at the end of the period, expected volatility, credit spreads and the risk-free interest rate. These inputs and assumptions are determined based on current market data and are not viewed as having significant sensitivity, except for expected volatility.  The conversion feature is presented under long-term debt in the accompanying consolidated balance sheet.  The fair value measurement for the derivative liability of our convertible debt was as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
As of September 30, 2012:	Level 1	Level 2	Level 3
Long term liabilities
Derivative liability for conversion feature of convertible debt	$—	$—	$16,238

Fair Value Measurements of Interest Rate Swaps

We measure our interest rate swaps on a recurring basis using an income approach where expected future cash flows are converted to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models). The fair value measurements for the interest rate swaps were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
As of September 30, 2012:	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$—	$506	$—

	Fair Value Measurements at Reporting Date Using
As of December 31, 2011:	Level 1	Level 2	Level 3
Current accrued liabilities
Interest rate swaps	$—	$344	$—

Fair Value Measurements on a Non-recurring Basis

For the nine months ended September 30, 2012, we recorded a $21.2 million impairment charge related to the adjustment of the carrying value for certain assets we classified as held for sale during the third quarter 2012 to reduce them to fair value and a $1.4 million impairment charge related to a non-core asset to reduce the fair value to zero during the first quarter 2012.  The fair value of these assets at September 30, 2012 was $23.0 million and the measurements were based on Level 3 inputs and included expected proceeds from potential buyers and market based appraisals.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the three or nine months ended September 30, 2012.

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

	September 30,	Fair Value Measurements at Reporting Date Using
	2011	Level 1	Level 2	Level 3
Surface diving	$4,258	$—	$—	$4,258
Saturation diving	17,436	—	—	17,436
Construction barges	8,436	—	—	8,436
	$30,130	$—	$—	$30,130

7.	Commitments and Contingencies

Insurance

We incur maritime employers’ liability, workers’ compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim.  Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $0.1 million and $0.2 million as of September 30, 2012 and December 31, 2011, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

Sale-Leaseback Transaction

In September 2012, we completed a sale-leaseback transaction of one of our domestic facilities to an unrelated third party for net proceeds of $4.8 million, which were used to repay a portion of our term debt.  The carrying value of the facility sold was $4.0 million.  The lease has been classified as an operating lease and has a term of ten years.  We realized a gain on the sale of $0.8 million, which has been deferred and is being recognized on a straight-line basis over the term of the lease.

8.	Loss Per Share

Basic earnings (loss) per share (or “EPS”) is computed by dividing net income (loss) attributable to Cal Dive by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock and the “as if converted” method.  The components of basic and diluted EPS for common shares for the three and nine months ended September 30, 2012 and 2011 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Loss attributable to Cal Dive	$(15,933)	$(34,367)	$(45,937)	$(58,126)

Denominator:
Basic weighted-average shares outstanding	92,688	91,673	92,710	91,689
Dilutive outstanding securities (1)	—	—	—	—
Diluted weighted-average shares outstanding	92,688	91,673	92,710	91,689

Loss per share:
Basic and diluted	$(0.17)	$(0.37)	$(0.50)	$(0.63)

(1)
Approximately 3.0 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive.  Additionally, our convertible debt is only dilutive to the extent we generate net income and the average stock price during the period is greater than the conversion price of the Notes.

9.	Performance Share Units

In December 2011, 2010 and 2009, we granted to certain of our officers a total of 700,576, 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under an incentive plan adopted by us in December 2006.  The performance share units vest 100% following the end of a three-year performance period.  During the first nine months of 2012, 179,110 performance share units granted were forfeited back to the plan.  During 2011, 158,211 performance share units granted were forfeited back to the plan.  During 2010, 51,036 performance share units granted were forfeited back to the plan.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total shareholder return relative to a peer group of companies over a three-year performance period.  The awards are payable in cash unless the compensation committee determines to pay in stock.  A maximum of 200% of the number of performance share units granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is remeasured at each reporting period until the awards are settled. At September 30, 2012, the aggregate fair value of total awards granted was $1.1 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group.  At September 30, 2012 and December 31, 2011, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.3 million and $0.1 million, respectively.

Total (benefit) expense recognized for the performance share units for the three and nine months ended September 30, 2012 was ($0.5) million and $0.2 million, respectively, based on the current estimated fair value discussed above. The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore share-based compensation expense related to the performance share units could vary significantly in future periods.

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

      For the three and nine months ended September 30, 2012, the joint venture generated revenues of $13.8 million and $14.4 million, respectively, and recorded a net loss of $0.4 million and $7.4 million, respectively.  No revenue or net income was recognized for the three and nine months ended September 30, 2011.   At September 30, 2012, there were approximately $16.7 million of assets and $24.1 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive.

11.	Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $72.2 million and $149.3 million for the three and nine months ended September 30, 2012, respectively, and $34.8 million and $129.6 million for the three and nine months ended September 30, 2011, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters.  Net property and equipment in foreign locations was $198.1 million and $164.9 million at September 30, 2012 and December 31, 2011, respectively.

12.	Subsequent Events

Effective November 2, 2012, we entered into an amendment to our Credit Agreement to; (i) remove the requirement that we maintain a consolidated leverage ratio for the fiscal quarter ended September 30, 2012 of not more than 4.25x; (ii) increase the maximum permitted consolidated leverage ratio for the fiscal quarter ended December 31, 2012 to not more than 5.00x; and (iii) increase the amount permitted under sale-leaseback transactions to $15 million per year.  As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be permanently reduced to $125 million on November 30, 2012.

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

Overview

Financial Performance

We generated a loss of $15.9 million, or $0.17 per diluted share, for the three months ended September 30, 2012, compared to a loss of $34.4 million, or $0.37 per diluted share, for the same period in 2011.  The results for the third quarter 2012 include a $21.2 million pre-tax impairment charge related to assets we have placed for sale pursuant to the restructuring plan we have implemented.  Also included in the third quarter 2012 loss is a $8.4 million pre-tax non-cash benefit related to the adjustment of the fair value of the derivative liability associated with the embedded conversion feature of our convertible debt. Also negatively affecting our  third quarter 2012 results was an unexpected interruption in the operations of one of our most profitable vessels (due to a failure in equipment provided by an unrelated third party) for almost half of the quarter, significantly reduced profitable work for another of our larger vessels resulting from a difficult spot diving market in the U.S. Gulf of Mexico and a loss on a lump-sum project due to weather interruptions and other factors.

We generated a loss of $45.9 million, or $0.50 per diluted share, for the nine months ended September 30, 2012, compared to a loss of $58.1 million, or $0.63 per diluted share, for the same period in 2011.  In addition to the factors that negatively impacted the third quarter 2012, the results for the first nine months of 2012 were impacted by the required regulatory drydock schedule of three of our most profitable assets during the first quarter 2012 as well as the negative effects on our operations resulting from Tropical Storm Debby and Hurricane Isaac in the second and third quarters 2012, respectively.

Business and Outlook

We continue to experience a challenging market and pressure on pricing for our services (both day rate and lump sum projects) at current demand levels.  The market in the U.S. Gulf of Mexico has been particularly sluggish.  Utilization and pricing have continued to be under negative pressure due to minimal new pipeline construction projects as well as a weaker than anticipated spot market for diving work.  There continues to be a significant amount of uncertainty in the market regarding the U.S. regulatory environment for our industry.  We believe this uncertainty, coupled with reduced natural gas prices, will continue to affect our customers’ spending levels in the U.S. Gulf of Mexico for the near term.  Although it is unclear how long the challenging market conditions will continue, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as offshore drilling in the U.S. Gulf of Mexico is slowly improving, with an increased emphasis on oil and liquid condensates.

Internationally, we continue to see improvement in the markets we are currently serving.  In addition to several large projects completed during 2012, our activity in Mexico continues to build as reflected by the recently commenced two-year bareboat charter of one of our larger assets to a major Mexican contractor as well as other awards.  In addition, we have recently been awarded three saturation diving projects in Australia.  International revenue for the nine months ended September 30, 2012 was 47% of consolidated revenues and is expected to increase as we continue to implement our strategy to diversify our operations out of the U.S. Gulf of Mexico.

Backlog

As of September 30, 2012, our backlog supported by written agreements or contract awards totaled approximately $224 million, compared to approximately $178 million as of December 31, 2011 and $221 million at September 30, 2011.  Approximately 44% of our current backlog is expected to be performed during 2012, and the remainder is expected to be performed in 2013 and beyond.  Of the backlog at September 30, 2012, approximately $171 million relates to international projects with the remaining relating to projects in the U.S. Gulf of Mexico.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

Vessel Utilization

We believe vessel utilization is a key performance metric for our business.  Utilization is a strong indicator of demand for our vessels and, as a result, the contract rates we may charge for our services.   As a marine contractor with significant operations in the U.S. Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the U.S. Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and other routine and preventative maintenance programs during this period.  From time to time, we temporarily remove from service certain vessels based on current market conditions.  The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters.

The following table shows the effective utilization of our vessels during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Utilization(1)	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	83%	67%	67%	59%
Surface and Mixed Gas Diving	46%	55%	37%	46%
Construction Barges	40%	28%	34%	23%
Entire Fleet	54%	49%	43%	41%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations

Revenues and Gross Profit (Loss)

Three Months Ended September 30,	Increase/(Decrease)	Nine Months Ended September 30,	Increase/(Decrease)
2012	2011	2012 to 2011	2012	2011	2012 to 2011
(in thousands)	(in thousands, except %)	(in thousands)	(in thousands, except %)
Revenues	$138,113	$132,906	$5,207	4%	$318,451	$352,377	$(33,926)	(10)%
Gross profit (loss)	3,901	12,050	(8,149)	(68)%	(12,366)	6,478	(18,844)	(291)%

Revenues for the three months ended September 30, 2012 increased from the same period ended September 30, 2011 by $5.2 million, or 4%, due to increased revenues in our international operations, significantly offset by a decrease in revenues in the U.S. Gulf of Mexico due to an unexpected interruption in the operations of one of our largest assets which idled the vessel for almost half of the quarter, and a weak spot market for diving work and minimal new pipeline construction projects, which resulted in less revenue in the U.S. Gulf of Mexico in 2012 compared to 2011.  Revenues for the nine months ended September 30, 2012 decreased from the same period ended September 30, 2011 by $33.9 million, or 10%, as three of our most profitable assets were in regulatory drydock for most of the first quarter of 2012 and did not generate significant revenue as compared to the same period in 2011.

Gross profit for the three months ended September 30, 2012 decreased from the same period ended September 30, 2011 by $8.1 million, or 68%, mostly due to low profitability from two major assets and the recognition of a significant loss on a large lump-sum project in the U.S. Gulf of Mexico due to the cumulative result of higher than normal weather delays and scheduling conflicts. Gross profit for the nine months ended September 30, 2012 decreased from the same period ended September 30, 2011 by $18.8 million, or 291%.  The gross loss recorded for the nine months ended September 30, 2012 includes the negative impact from the first quarter 2012 of the regulatory drydock of our three most profitable assets, weather disruption during the second quarter 2012 and the impact from the third quarter 2012 discussed above.

Selling and administrative expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
Selling and administrative expenses	$13,570	$13,438	$132	1%	$39,908	$46,274	$(6,366)	(14)%
Selling and administrative expenses as a percentage of revenues	10%	10%	—	—	13%	13%	—	—

Selling and administrative expenses for the three months ended September 30, 2012 slightly increased from the same period ended September 30, 2011 by $0.1 million, or 1%, but decreased for the nine months ended September 30, 2012 compared to the same period ended September 30, 2011 by $6.4 million, or 14%.  The decrease from 2011 was due to our cost saving initiatives, including headcount reductions, during 2011.  During the third quarter 2012, we had further headcount reductions as part of a restructuring plan in response to challenging market conditions in the U.S. Gulf of Mexico.  Included in selling and administrative expenses for the three months ended September 30, 2012 and 2011 are severance costs of $1.5 million and $1.7 million, respectively.

Asset impairment

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Asset impairment	$21,181	$36,638	$(15,457)	(42)%	$22,532	$36,638	$(14,106)	(39)%

As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third quarter 2012 we entered into a plan to sell various non-core vessels, property and equipment.  The amount recorded in assets held for sale at September 30, 2012 include four dive support vessels, two construction barges, four portable saturation systems and one facility.  In conjunction with placing these assets as held for sale, we recorded a $21.2 million impairment charge during the third quarter 2012 related to the adjustment of the carrying value of these assets to their estimated fair value.  These assets are recorded in other current assets on our consolidated balance sheet at September 30, 2012.

During the first quarter 2012 we incurred $1.4 million in impairment charges relating to a non-core asset, reducing the fair value of the asset to zero.  During the third quarter 2011, we incurred $36.6 million of impairment charges related to certain fixed assets, including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region, and an idle shallow water pipelay barge from which most of its equipment had been removed.

(Gain) on sales of assets and other (income) expense, net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(Gain) on sale of assets and other	$(12)	$(419)	$(407)	(97)%	$(3,345)	$(3,738)	$(393)	(11)%
Other (income) expense, net	(266)	48	(314)	(654)%	(463)	210	(673)	(320)%

During the three months ended September 30, 2012, we sold miscellaneous equipment for a small gain.  For the nine months ended September 30, 2012, we recorded a gain of $3.5 million related to the sale of our Singapore facility and other assets, including a construction barge, during the second quarter 2012.  The net gain for the first nine months of 2012 includes a loss of $0.1 million we recognized on the sale of a dive support vessel in the first quarter 2012.  The dive support vessel and our Singapore facility were recorded in other current assets on our consolidated balance sheet at December 31, 2011.

In September 2012, we completed a sale-leaseback transaction of one of our domestic facilities for net proceeds of $4.8 million, which was used to repay a portion of our term debt.  The carrying value of the facility sold was $4.0 million.  The lease has been classified as an operating lease and has a term of ten years.  We realized a gain on the sale of $0.8 million, which has been deferred and is being recognized on a straight-line basis over the term of the lease.

During the three months ended September 30, 2011 we sold miscellaneous equipment to various third parties for $0.4 million, and we recognized a net gain on the sales of $0.4 million.  During the second quarter 2011 we sold our Sabine Pass facility, one of our barges that was previously damaged by fire and miscellaneous equipment to various third parties for $3.9 million, and we recognized a net gain on the sales of $0.5 million.  During the first quarter 2011, we received an insurance settlement in the amount of $2.8 million for a specific claim incurred in a prior year related to a fire that damaged one of our barges.

Other income (expense) is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

(Recovery of) doubtful accounts

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)(1)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(( (Recovery of) doubtful accounts	$—	$—	$—	—%	$—	$(2,240)	$2,240	—%

(1)	Percentage comparison is not meaningful.

No provision for doubtful accounts was recorded during the three and nine months ended September 30, 2012.  No provision for doubtful accounts was recorded during the three months ended September 30, 2011.  The $2.2 million reversal of provision for doubtful accounts for the nine months ended September 30, 2011 relates to the collection of a receivable during the second quarter 2011 that was previously reserved as bad debt on a West Africa project.

Interest expense

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$4,535	$2,071	$2,464	119%	$10,143	$6,412	$3,731	58%
Interest expense – adjustment to conversion feature of convertible debt	(8,357)	—	(8,357)	—%	(8,357)	—	(8,357)	—%

The increase in interest expense, net for the three and nine months ended September 30, 2012 from the same period in 2011 is primarily due to a higher applicable margin on our variable interest rate debt and an increase in the average amount outstanding on our revolving credit facility during the first nine months of 2012.  Additionally, the increase relates to the accretion of the debt discount related to our convertible debt through interest expense over the term of the Notes.

During the third quarter 2012, we recorded a $8.4 million benefit for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature of the Notes.  The adjustment reflects the decrease in our stock price during the period.

Income tax benefit

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Income tax benefit	$(10,665)	$(5,359)	$5,306	99%	$(23,905)	$(18,952)	$4,953	26%

Our effective tax benefit rate was 39.9% and 32.8% for the three and nine months ended September 30, 2012, respectively, compared to an effective tax benefit rate of 13.5% and 24.6% for the three and nine months ended September 30, 2011, respectively.  The effective tax benefit rate for the three and nine months ended September 30, 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  The effective tax benefit rate for the three and nine months ended September 30, 2011 differs from the statutory rate primarily due to a one time change in the management structure of certain foreign operations and the transfer pricing agreements between the U.S. and certain foreign subsidiaries.

Our income tax benefit for the three and nine months ended September 30, 2012 and 2011 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

Loss attributable to Cal Dive

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2012	2011	2012 to 2011		2012	2011	2012 to 2011
	(in thousands, except per share data)		(in thousands, except %)		(in thousands, except per share data)		(in thousands, except %)
Loss attributable to Cal Dive	$(15,933)	$(34,367)	$18,434	54%	$(45,937)	$(58,126)	$12,189	21%
Weighted average diluted shares outstanding	92,688	91,673	1,015	1%	92,710	91,689	1,021	1%
Diluted loss per share	$(0.17)	$(0.37)	$0.20	54%	$(0.50)	$(0.63)	$0.13	21%

Loss for the three and nine months ended September 30, 2012 decreased from the same periods ended September 30, 2011 primarily due to the recognition of a larger impairment charge during 2011 and the benefit recorded during the third quarter 2012 for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature of our Notes.

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

We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.  However, our liquidity to fund our business activities and achieve our near-term and long-term objectives has been under some pressure recently due to challenging market conditions during 2011 and 2012.  Due to our reliance on our revolving credit facility, continuing unfavorable market conditions could have a more direct and adverse impact on our liquidity position.

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% convertible senior notes due 2017.  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers’ commissions and transaction expenses.  We used all of the net proceeds to repay a significant portion of the term loan under our senior secured credit facility.  Additionally, we have prepaid $21.1 million of the term loan during 2012 with net proceeds from the sale of assets.  At September 30, 2012, we had an outstanding principal balance under the term loan of $43.4 million.  Based on this remaining balance, the quarterly principal payments will be $0.6 million until June 30, 2013 when such payments will increase to $1.2 million for the duration of the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $28 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

At September 30, 2012, we had $32.9 million borrowed and $18.0 million of letters of credit issued and outstanding under our revolving credit facility.  Outstanding warranty and bid bonds at September 30, 2012 were $2.6 million.  At September 30, 2012, we had $0.8 million of cash on hand and $99.1 million available for borrowing under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to EBITDA) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not restricted during the year provided we are in compliance with existing financial covenants.  Without the waiver we received subsequent to September 30, 2012, and based on a 4.25x consolidated leverage ratio covenant for this quarterly determination date, we had $7.2 million available for borrowing under the revolving credit facility.

Credit Facility

We have a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $150 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016.  At September 30, 2012, we had outstanding term loan debt of $43.4 million, including current maturities, and $32.9 million outstanding under our revolving credit facility.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We may borrow from or repay the revolving credit facility as business needs merit.  At September 30, 2012, we were in compliance with all debt covenants under our Credit Agreement, even without the waiver received for the third quarter 2012.  Additionally, we expect to be in compliance with all debt covenants contained in our Credit Agreement for the December 31, 2012 quarterly determination date.

Effective July 9, 2012, we amended our Credit Agreement to, (i) allow us to issue convertible senior notes in an aggregate principal amount not to exceed $100 million, that may be converted into cash, common stock or a combination of cash and common stock, so long as (a) any such notes mature at least six months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity (other than as specifically permitted), (c) the covenants governing such notes, taken as a whole, are no more restrictive than the Credit Agreement covenants, and (d) all of the net proceeds of such notes are used to prepay outstanding amounts under the Credit Agreement; (ii) exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of “Consolidated Funded Indebtedness” (as defined in the Credit Agreement), which then results in the exclusion of such unsecured indebtedness from the calculation of the consolidated leverage ratio; (iii) require us to maintain a threshold of $25 million in liquidity (defined to include unused capacity under the revolving loan portion of the Credit Agreement and immediately available cash held in deposit accounts of any loan party) in certain circumstances where cash payments are made on any convertible senior notes as a result of any conversion of such notes into cash, in whole or in part; (iv) remove the requirement that we maintain a consolidated fixed charge coverage ratio for the fiscal quarter ended June 30, 2012 of not less than 1.25x; and (v) remove the requirement that we maintain a consolidated leverage ratio for the fiscal quarter ended June 30, 2012 of not more than 5.75x.

Effective November 2, 2012, we entered into a further amendment to our Credit Agreement to; (i) remove the requirement that we maintain a consolidated leverage ratio for the fiscal quarter ended September 30, 2012 of not more than 4.25x; (ii) increase the maximum permitted consolidated leverage ratio for the fiscal quarter ended December 31, 2012 to not more than 5.00x; and (iii) increase the amount permitted under sale-leaseback transactions to $15 million per year.  As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be permanently reduced to $125 million on November 30, 2012.

Convertible Notes

The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2013, and mature on July 15, 2017.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may not convert their Notes (all or a portion thereof) except under certain circumstances.  These circumstances, as set forth in the indenture governing the Notes, relate to (i) the price of our common stock; (ii) the price of the Notes; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock and represents an approximately 20% premium over the closing sale price of our common stock on July 12, 2012, which was $1.87 per share).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of September 30, 2012, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.  In the event of a conversion of the Notes prior to our obtaining stockholder approval of the issuance of shares of our common stock in excess of the NYSE 19.99% limitation, we will be required to pay cash to converting holders in lieu of delivering shares of our common stock in excess of such limitation.

Capital Expenditures

For 2012, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $40.4 million for vessel improvements and replacements and $8.4 million for regulatory drydock costs, of which $38.3 million and $8.4 million, respectively, had been incurred through September 30, 2012.  Our capital expenditure program for 2012 is subject to market conditions, including activity levels, commodity prices and industry capacity.  We currently anticipate funding our remaining 2012 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(13,772)	$(16,830)
Investing activities	(10,043)	(20,134)
Financing activities	9,055	19,164
Effect of exchange rate changes on cash and cash equivalents	3	(78)
Net decrease in cash and cash equivalents	$(14,757)	$(17,878)

Operating Activities.  Net cash used in operating activities totaled $13.8 million during the first nine months of 2012 compared to net cash used of $16.8 million in the first nine months of 2011.  Cash used in operations for 2012 was primarily driven by our loss recorded adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, asset impairments and the marked-to-market adjustment of our derivative liability related to the conversion feature of the Notes, as well as changes in working capital.

Investing Activities.  Net cash used in investing activities was $10.0 million during the first nine months of 2012 compared to $20.1 million in the first nine months of 2011.  During the first nine months of 2012 and 2011, capital expenditures were $38.2 million and $27.3 million, respectively. Cash generated from the sale of property and equipment was $28.1 million for the nine months ended September 30, 2012 primarily from the sale of a dive support vessel, our Singapore facility and the sale-leaseback of one our domestic facilities, as well as other assets.  Cash generated of $7.2 million for the nine months ended September 30, 2011 was from an insurance recovery for a specific claim and the sales of our Sabine Pass facility and a construction barge.

Financing Activities.  Net cash provided by financing activities was $9.1 million during the nine months ended September 30, 2012, compared to net cash provided of $19.2 million for the nine months ended September 30, 2011.  During the nine month period ended September 30, 2012, we made principal payments of $106.6 million under our term loan (with the net proceeds from the issuance of our convertible debt and the sale of assets during 2012 in addition to the required quarterly principal payments) and had net borrowings of $32.9 million under our revolving credit facility in line with our normal working capital requirements.  During the nine month period ended September 30, 2011, we made principal payments of $15.3 million under our term loan and had net borrowings of $34.5 million under our revolving credit facility.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2 to our consolidated financial statements contained in our 2011 Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2011 Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management’s evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2011 Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2011 Form 10-K, other than those described in the notes to our unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk, foreign currency exchange rate risk and equity price risk.  Except for the equity price risk described below, there have been no material changes in our market risk during the nine months ended September 30, 2012 from those reported under Part II, Item 7A of our 2011 Form 10-K.

Equity Price Risk.  The conversion feature embedded in our convertible notes constitutes a derivative liability that is required to be separately accounted for from the underlying debt instrument at fair value. Assumptions used to model the estimated fair value of the derivative liability include our stock price and its volatility. The value of the derivative liability is sensitive to both the price of our common stock and its volatility. Holding all other assumptions constant, an increase or decrease of $0.25 to our stock price could result in a loss or gain of approximately $8 million. Additionally, increases in our stock price could result in additional dilution to our common stockholders if conversion of the Notes is settled in shares of our common stock.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors.

Except as set forth below, there have been no material changes during the three months ended September 30, 2012 to the risk factors previously disclosed in our 2011 Form 10-K.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the third quarter of 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 to July 31, 2012	609	$2.92	—	N/A
August 1 to August 31, 2012	457	1.77	—	N/A
September 1 to September 30, 2012	43,530	1.74	—	N/A
	44,596	$1.76	—	N/A

(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.      Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index appearing on page 28.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: November 8, 2012	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: November 8, 2012	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit		Filed with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	001-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture, dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-33206	7/18/12
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
10.3
Amendment No. 4. to Credit Agreement dated as of November 2, 2012, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Quinn J. Hébert, Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Brent D. Smith, Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011; (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be incorporated by reference into or deemed part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.