Form 10-K
period 2012-12-31
Cal Dive International, Inc.
filed 2013-03-08
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number:  001-33206

CAL DIVE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1500501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 CityWest Boulevard, Suite 2200 Houston, Texas (Address of Principal Executive Offices)	77042 (Zip Code)

(713) 361-2600
Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Common Stock ($0.01 par value)	New York Stock Exchange
Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as of June 29, 2012 was approximately $229 million.
As of February 28, 2013, the registrant had 97,873,705 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

CAL DIVE INTERNATIONAL, INC.

i

PART I
Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
This annual report contains or incorporates by reference statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act").  We intend that all such forward-looking information be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management's plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" and other words and expressions of similar meaning.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, any forward-looking statements contained herein are not guarantees of our future performance and our actual results may differ materially from those anticipated, projected or assumed in these forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations are disclosed under Item 1A "Risk Factors" and elsewhere in this annual report.  Accordingly, we give no assurance that any of the events anticipated by the forward-looking statements will transpire or occur, nor what impact, if any, they may have on our results of operations or financial condition.  Forward-looking statements speak only as of the date of this annual report, and, except for our ongoing obligations under the federal securities laws, we do not intend and undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.
Unless the context otherwise requires, references in this annual report to "the company," "our company," "the registrant," "we," "our," "us," "CDI" and "Cal Dive International" means Cal Dive International, Inc. and its subsidiaries.  Please refer to the subsection "— Certain Definitions" on page 13 for definitions of additional terms used in this annual report.
Item 1.                  Business
Overview
We are a marine contractor that provides manned diving, pipelay and pipe burial, platform installation and salvage, and light well intervention services to a diverse customer base in the offshore oil and natural gas industry. We offer our customers these complementary services on an integrated basis for more complex offshore projects, which maximizes efficiencies for our customers and enhances the utilization of our fleet.  Our headquarters are located in Houston, Texas.
Our global footprint encompasses operations on the Gulf of Mexico Outer Continental Shelf (or "OCS"), the Northeastern U.S., Latin America, Southeast Asia, China, Australia, West Africa, the Middle East and Europe. We own a diversified fleet of vessels, including surface and saturation dive support vessels, and construction barges.
We were organized in February 2006 as a Delaware corporation to facilitate the spin-off by Helix Energy Solutions Group, Inc. (or "Helix") of its shallow water marine contracting business.  In 2011, Helix sold all of its remaining shares of our common stock.  In addition, in December 2007, we acquired Horizon Offshore, Inc. (or "Horizon"), which significantly enhanced the offshore construction and decommissioning component of our overall business as a complement to our diving services.
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

Our diversified fleet allows us to offer services in all phases of the production lifecycle of the offshore oil and natural gas industry.  During the early phase of infrastructure installation, our services include pipeline installation and trenching, shore approaches, tie-ins, and platform installations.  During the middle phase of production and well remediation, our services include inspection, repairs, and maintenance and light well intervention.  During the late phase of decommissioning and salvage, our services include pipeline P&A and removal, platform removal and well P&A.  Customer spending for the early infrastructure stage is more sensitive to changes in commodity prices as compared to spending for the middle and late phases which is less discretionary in nature.
Our diving services include saturation, surface and mixed gas diving.  Collectively, these enable us to provide a full complement of manned diving services to our customers in water depths of up to 1,000 feet (300 meters). We provide our saturation diving services in water depths of approximately 100 feet (30 meters) to 1,000 feet (300 meters) through our fleet of saturation dive support vessels and portable saturation diving systems. A number of these vessels have capabilities such as DP, hyperbaric rescue chambers, multi-chamber saturation diving systems to accommodate operations at multiple depths and moon pool deployment, which allow us to operate effectively in a variety of challenging offshore environments. We also provide surface and mixed gas diving services in water depths that are typically less than 300 feet (100 meters) through our surface dive support vessels.  We believe that our fleet of dive support vessels is one of the largest in the world.
We provide pipelay and pipebury services with our pipelay/pipebury barges.  These barges install, bury and repair pipelines with outside diameters of up to 36 inches, and employ conventional S-lay technology that is appropriate for the Gulf of Mexico OCS and the international areas where we currently operate.  Jet sleds, which are either self-propelled or towed behind pipelay/pipebury barges, are used to bury pipelines.  We also own a pipeline plow which we use to bury pipelines in areas where the use of jet sleds is not allowed due to environmental concerns.
We provide platform installation and salvage services using our derrick barges, each of which is equipped with cranes designed to lift and place platforms, structures or equipment into position for installation. In addition, our derrick barges are used to disassemble and remove platforms and prepare them for salvage or refurbishment. Our derrick barges have lift capacities of 1,000 and 500 tons, respectively. We also have a combination derrick/pipelay vessel with a lift capacity of 1,200 tons, which we use to install up to 36" diameter pipe, and to install and remove offshore fixed platforms.
We provide light well intervention services using our unique DP semi-submersible, light well intervention vessel, the MSV Uncle John.  This vessel is capable of supporting both rigid riser and riser-less well intervention and decommissioning services utilizing a 150 ton derrick complete with top drive, heave compensation and fluid delivery systems.
With our broad range of complementary service capabilities, we are able to offer a full range of these services on an integrated basis for complex offshore projects.  We believe the combination of scheduling flexibility available to us by virtue of our large diversified fleet of vessels, the wide range of capabilities of our assets, and the advanced technical skills of our personnel distinguishes us from our competitors and makes us a leading marine contracting service provider.

Geographic Areas
Fiscal 2012 was the first year in our history that our international revenues exceeded our domestic revenues.  Revenues by geographic area were as follows for the past three fiscal years (dollars in thousands):
	Year Ended December 31,
	2012	%	2011	%	2010	%
United States	$219,301	47%	$280,745	59%	$426,245	79%
International	245,546	53%	199,066	41%	110,223	21%
	$464,847	100%	$479,811	100%	$536,468	100%

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  As of December 31, for the years presented, the physical location of net property and equipment by geographic area was as follows (dollars in thousands):
	As of December 31,
	2012	%	2011	%
United States	$189,478	45%	$331,881	67%
International	234,058	55%	164,890	33%
	$423,536	100%	$496,771	100%

Our Industry
Marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Historically, sustained high commodity prices have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services.
In mid-2008, a prolonged worldwide recession reduced the worldwide demand for hydrocarbons, causing many oil and gas companies to curtail capital spending for exploration and development.  In 2009 and 2010, competition in Southeast Asia and other international markets increased significantly due to new vessel capacity coming into service.  The April 2010 Macondo well blowout in the U.S. Gulf of Mexico further compounded the negative effects on exploration and development activity from the sustained global recession that began in 2008.  The aftermath of this blowout significantly and adversely affected oil and gas exploration activities in the U.S. Gulf of Mexico in 2010 and the years following, and has increased uncertainty in the market and regulatory environment for our industry.  Recent increased drilling onshore in the U.S. for shale gas has led to decreased natural gas prices, which has caused oil and gas companies to curtail drilling for natural gas offshore.

We anticipate the cumulative effect of these factors will continue to challenge our customers' spending levels for the near term.  However, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, and for domestic industry participants to satisfy new "idle iron" regulations and other directives promulgated by the Bureau of Safety and Environmental Enforcement (or "BSEE") regarding the decommissioning of offshore platforms and pipelines. We expect all of these factors to continue to drive long-term demand for our services.

Key Indicators
Commodity prices.  Our business is dependent upon the level of capital expenditures by oil and natural gas companies for offshore exploration, development and production operations.  The willingness of oil and natural gas companies to fund capital expenditures for exploration and development is generally dependent upon their long-term assessment of the direction of oil and natural gas prices, which can be volatile.  The majority of our customers on the Gulf of Mexico OCS drill for, produce and transport natural gas.  If natural gas prices remain at their current reduced levels for a sustained period, we would expect a continued negative impact on our domestic new construction business.  The following table sets forth U.S. oil and natural gas prices for the last three years:
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
U.S. natural gas price(1)	$2.75	$4.00	$4.37	$(1.25)	(31%)	$(0.37)	(8%)
NYMEX oil price(2)	$94.15	$95.11	$79.61	$(0.96)	(1%)	$15.50	19%
_______________________

(1) Annual average of the Henry Hub Gulf Coast natural gas spot price per MMBtu as reported by U. S. Energy Information Administration Independent Statistics and Analysis as of January 30, 2013.

(2)    Annual average of New York Mercantile Exchange ( or "NYMEX") Cushing, OK West Texas Intermediate crude oil daily spot price per barrel, as reported by U. S. Energy Information Administration Independent Statistics and Analysis as of January 30, 2013.

Drilling activity.  Demand for our new construction services generally lags behind successful drilling activity by a period of nine to 18 months and sometimes longer.  While demand for our marine contracting services typically has a high correlation with offshore rig counts, increases in project complexity, capital spending per project and demand for hurricane-related repair work also affect utilization and day rates.  The following table details worldwide and Gulf of Mexico rig count and utilization, and Gulf of Mexico platform installations and removals for the last three years:
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
Worldwide jackup and drill barge rig count(1)	524	528	512	(4)	(1%)	16	3%

Worldwide jackup and drill barge rig utilization(2)	78%	72%	70%	6%	8%	2%	3%

Gulf of Mexico jackup and drill barge rig count(1)	67	81	81	(14)	(17%)	—	—%

Gulf of Mexico jackup and drill barge rig utilization(2)	57%	45%	45%	12%	27%	—%	—%

Gulf of Mexico platform installations(3)	4	18	28	(14)	(78%)	(10)	(36%)

Gulf of Mexico platform removals(3)	238	278	220	(40)	(14%)	58	26%
______________________
(1)	Source: Petrol Data; represents annual average of contracted jackup and drill barge rigs as of February 6, 2013.
(2)	Source: Petrol Data; represents annual average of rig-by-rig utilization of jackup and drill barge rigs as of February 6, 2013.
(3)	Source: Bureau of Ocean Energy Management, Regulation and Enforcement as of February 6, 2013, subject to change due to periodic updates.

Our Competitive Strengths

Our competitive strengths include:

•
Successful Project Execution Track Record.  The collective experience of the members of our project management team and offshore supervisory personnel is rooted in the marine construction industry.  We have built a professional record of safe, successful and timely project execution spanning the spectrum of our services offered worldwide.  We believe our commitment to safe and superior project execution positions us to meet or exceed our clients' expectations and leads to opportunities for repeat business.  In addition, we believe our reputation for quality project execution encourages customers to seek our participation in more complex, higher margin projects.

•
Proven management team with extensive experience in the marine contracting business.  Most of our executive officers and senior managers have spent the majority of their careers in the marine contracting business, working at various levels of the industry in the U.S. Gulf of Mexico and internationally. This senior management team, which has an average of over 20 years of industry experience, includes recognized leaders in diving services and offshore marine construction. We believe the knowledge and experience of our management team provide us with a valuable competitive strength.

•
Leader in the Gulf of Mexico OCS and Australia diving services markets.  In the U.S. Gulf of Mexico, we believe the size and diversified capabilities of our fleet, and our offshore workforce of approximately 1,000 diving and marine personnel, make us the market leader for diving services on the Gulf of Mexico OCS and contribute to our significant share of diving services contracts in this market.  In Australia, we consistently operate 10 or more surface diving systems, which we believe makes us the largest diving contractor in the region with a substantial market share.

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

In January 2011, we launched "Cal Dive College" with dedicated training centers located at our Fourchon, Louisiana and Port Arthur, Texas docks, as well as our Broussard, Louisiana operating facility.  These training centers are purposefully situated in accessible and convenient locations for our onshore and offshore workforce, and offer courses on our policies and procedures, safety mission, career development, advancement opportunities and leadership skills.  We also aim to structure our compensation and benefit plans to be competitive with our peers and to incentivize our workforce.  We believe these factors have enabled us to attract and retain a strong core of skilled employees.
•
Excellent, long-standing customer relationships.  We have built a reputation as a premier marine contractor during our more than 35 years of operations and have developed a large and stable customer base comprised of some of the largest energy producers in the world. We believe this historical success is a result of consistently and timely providing a high level of comprehensive services and maintaining a strong safety track record.

Our Business Strategy
The principal elements of our strategy include:
•
Maintain our leadership position in the worldwide diving market and increase our presence in high-growth international markets.  We believe that certain international regions, such as Latin America, the Middle East, Australia and West Africa, offer promising long-term growth opportunities.  This belief stems from anticipated future increases in capital spending in these markets and the highly fragmented competition currently within these regions.  We continually evaluate potential projects, joint ventures, partnerships, strategic alliances and acquisition opportunities that could strengthen our presence and competitive position in these targeted markets.

Australia
We experienced an active and profitable 2012 fiscal year in Australia.  This followed a successful 2011 commencing with our work related to the Gorgon Liquefied Natural Gas Development Project in Australia where we provided diving services and offshore support for a subcontractor to Chevron Corporation.  In 2012, we built upon this success by expanding our service offerings in this region into saturation diving services through our joint three-year charter of the DP DSV Toisa Paladin, and the placement of one of our portable saturation diving systems on a third party's vessel.  During 2012, we also purchased two small four-point DSVs from which we provide surface diving services.  We believe our potential in this market remains promising due to the significant number of large liquefied natural gas developments expected to materialize over the next decade.
Mexico
We expect to see activity in this market increase substantially as Petroleos Mexicanos (or "Pemex") replenishes its production.  We were awarded two projects in 2011 in Mexico, one of which was substantially completed in the second quarter 2012, and we were awarded an additional project in 2012 that we substantially completed in the fourth quarter of 2012.  In the fourth quarter of 2012, we also commenced a two-year charter of our DSV Kestrel to a major contractor in Mexico for work for Pemex.  In addition to contracting directly with Pemex, in 2012 we also worked as a subcontractor to several other contractors on projects for Pemex, providing jetting, diving, vessels provision and project management services.  In early 2013, we entered into an agreement with the owners of the MSV Sampson, a DP 3 MSV capable of pipelay, derrick and diving services, under which we will provide vessel management services.
West Africa
The 2012 fiscal year was our first year of operations in this region through our joint venture with Petrolog International, Ltd.  We repositioned our MSV Texas to West Africa and were successful in securing three contracts.  Under the first award we provided diving services as a subcontractor off another contractor's vessel.  The second contract provided full utilization of the MSV Texas from the second quarter 2012 through the end of the year and into the first quarter 2013, and the third award will keep this vessel utilized through mid-2013.
Southeast Asia
We focused on restructuring our operations in Southeast Asia during much of 2012.  During the year, we sold our facility in Singapore and moved into a leased facility that is more suitably-sized for current and foreseeable activity levels in this region. We were able to secure good utilization for our DLB Sea Horizon, and we commenced a three-year contract in China for the provision of diving personnel and management on a third party portable saturation diving system.  We also experienced healthy utilization for our portable saturation diving systems in this region.  We expect to see activity increase in this region over the near term.

•
Diversify into complementary service offerings.  A key part of our strategy is to diversify our market reach beyond our traditional diving and integrated construction services into complementary service offerings.  In late 2011, we announced our entry into the light well intervention market segment where we have received significant interest from our customers.  To facilitate our entry into this market, we upgraded the dynamic positioning and derrick systems of the MSV Uncle John, enabling it to perform light well intervention work in water depths of up to 3,500 feet.  In 2012, we used the Uncle John as a work platform on which well intervention techniques were performed by third parties.  These well intervention techniques include the use of wireline or coiled tubing and marine risers in support of temporary and permanent abandonment activities, as well as some limited intervention in producing wells under relatively low pressure in shallow to intermediate water depths.  The Uncle John successfully completed several multi-well, intervention projects for major clients in 2012.  Activities that were supported include downhole wireline, zonal isolation and cement/casing milling utilizing the vessel's installed top drive, heave compensation and fluid delivery systems.  Our client base for light well intervention support is increasing along with repeat business opportunities with existing clients.

•
Capitalize on steady demand for inspection, repair and maintenance and decommissioning and salvage services. According to BOEMRE, there are nearly 2,900 oil and natural gas production platforms in the U.S. Gulf of Mexico, with an average age of 27 years.  Virtually all of the older platforms and other infrastructure in the U.S. Gulf of Mexico are in water depths of 1,000 feet or less, which is our core market.  These structures are generally subject to extensive periodic inspections, require frequent maintenance and will ultimately have to be decommissioned as mandated by BSEE.  We have experienced steady demand for our inspection, repair and maintenance and decommissioning and salvage services, and we expect demand for these services to remain strong.  We also believe that our experience on the Gulf of Mexico OCS should position us to capitalize on expected demand for these services in other regions of the world with similar aging infrastructure.  Demand for these services is less discretionary, and therefore more stable than that derived from the early phase of the production lifecycle.

Seasonality
As a marine contractor with significant operations on the Gulf of Mexico OCS, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in this region. As is common in our industry, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. We believe that the technological capabilities of our DP saturation dive support fleet and our ability to operate those assets effectively in challenging offshore environments allows us to continue to operate those assets during winter months and mitigates the impact of weather-related delays on the remainder of the fleet.  We also pursue business opportunities in international areas that we believe will mitigate the seasonality of our operations on the Gulf of Mexico OCS or where upstream capital spending is anticipated to increase with the potential to create long-term growth opportunities for our business.
Customers
Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of our customers' marine contracting capital expenditures varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that may account for a significant portion of contract revenues in one fiscal year may only represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows:  2012 —  Pemex 18% and Apache Corporation 16%; 2011 — AJ Lucas Australia 14% and Chevron Corporation 13%; and 2010 — Chevron Corporation 16%, BP Exploration and Production 13% and Apache Corporation 10%.  We provided marine contracting services to over 100 customers in 2012.
Backlog
As of December 31, 2012, our backlog supported by written agreements or contract awards totaled approximately $172 million, compared to approximately $178.2 million as of December 31, 2011.  Approximately 80% of our current backlog is expected to be performed during 2013, with $34 million expected to be performed in 2014 and beyond.  Of the backlog at December 31, 2012, approximately $137 million relates to international projects with the remaining related to projects in the U.S. Gulf of Mexico.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that are derived from the spot market.

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
Gulf of Mexico OCS
Our principal competitors for diving services on the Gulf of Mexico OCS include Tetra Technologies Inc. (through its wholly-owned subsidiary, Epic Divers & Marine, L.L.C.) (or "Tetra") and Oceaneering International, Inc. (or "Oceaneering"), as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS.
Our principal competitors for pipelay services on the Gulf of Mexico OCS include Chet Morrison Contractors, Inc., Bisso Marine Co. and several smaller companies. Because shallow water marine construction activities generally are less complex and involve lower upfront capital expenditures, there are a number of companies with one or more pipelay barges capable of installing pipelines in shallow water.
For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., Tetra and several smaller companies. We believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

International
In Mexico, our major competitors are Technip, S.A. (or "Technip"), Swiber Offshore Construction Pte. Ltd. (or "Swiber") and Permaducto S.A. de C.V., (formerly Protexa S.A. de C.V.).
In Australia we compete primarily with DOF Subsea AS and Neptune Marine Services Limited, and in other regions of Southeast Asia, with Swiber, Hallin Marine Subsea International (a subsidiary of Superior Energy Services, Inc.) and Mermaid Offshore Services.
In West Africa, our principal competitors are HydroDive Offshore International, Ltd., Broron Oil and Gas Limited, Subsea 7 S.A., and several smaller local competitors.
Employees
As of December 31, 2012, we had approximately 1,200 full-time employees worldwide, approximately 72% of whom work offshore and approximately 28% of whom work onshore. In addition, throughout the year we contracted with third parties to provide approximately 300 to 700 offshore marine and diving personnel.  In the U.S., we are not unionized and none of our employees are employed pursuant to any collective bargaining agreement or any similar arrangement.  We do employ union divers and other offshore personnel in some of our international regions.  We believe we have strong professional relationships with our employees.
Training and Safety
Assuring the safety of our workforce is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an incident and injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who started their careers working in the offshore industry, and who have firsthand knowledge of the mental and physical challenges of the offshore and subsea worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs.  We place significant emphasis on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite condition inspections, known as "Hazard Hunts," are conducted with required "actions by" and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted regularly to assist in face to face communication across the fleet.  In January 2011, we launched "Cal Dive College" with dedicated training centers located at our Fourchon, Louisiana and Port Arthur, Texas docks, as well as our Broussard, Louisiana operating facility.  These training centers are situated in accessible and convenient locations for our onshore and offshore workforce, and offer courses on our policies and procedures, safety mission, career development, advancement opportunities and leadership skills.
U.S. Government Regulation
The marine contracting industry is subject to extensive governmental and industry rules and regulations, including those of the U.S. Coast Guard, The Occupational Health and Safety Administration (or "OSHA"), the National Transportation Safety Board, the U.S. Environmental Protection Agency (or "EPA"), BSEE, International Safety Management and the U.S. Customs Service.  We comply with the requirements of applicable Classification Societies, including the American Bureau of Shipping, Det Norske Veritas, Lloyd's Register and Bureau Veritas.  We also support and voluntarily comply with standards of the Association of Diving Contractors International and the International Marine Contractors Association.  Among the more significant standards we follow are those established by the U.S. Coast Guard, which sets safety standards, authorizes investigations into vessel and diving accidents and recommends improved safety standards. We are required by various other governmental and quasi-governmental agencies to obtain various permits, licenses and certificates with respect to our vessels and operations.

In addition, we depend on the demand for our services from the oil and natural gas industry.  As a result, our business is affected by laws and regulations, as well as changing tax regulations and policies relating to the oil and natural gas industry generally. In particular, the development and operation of oil and natural gas properties located on the Gulf of Mexico OCS of the United States is regulated primarily by the Bureau of Ocean Energy Management (or "BOEM") and BSEE, each formed in connection with the reorganization of BOEMRE.  Because our operations rely on offshore oil and natural gas production, if the government were to restrict the availability of offshore oil and natural gas leases, such action could materially adversely affect our business, financial condition and results of operations.

As a result of the Macondo blowout, BSEE implemented regulations which require that our customers who are operators of leases on the Gulf of Mexico OCS establish and maintain a Safety and Environmental Management System (or "SEMS").  In turn, our customers now require all contractors working within the lease to execute a bridging agreement to harmonize the operator's SEMS program with the contractor's safety program.  The SEMS requirements consist of 15 components, most of which were already satisfied by our existing safety and environmental programs.  We have worked with industry groups to evaluate the regulations and to develop best practices for the contractor community.  We also improved our existing safety program to meet and properly document compliance with SEMS requirements.
Certain of our employees are also covered by provisions of the Jones Act, the Death on the High Seas Act and general maritime laws.  These laws make liability limits under state workers' compensation laws inapplicable and permit these employees to bring suit for job related injuries with generally no limits on our potential liability.  Our operations are also subject to provisions of the Jones Act that limit certain activities on the Gulf of Mexico OCS to vessels that qualify for "coastwise" trade.  Our fleet is comprised of both coastwise and foreign-flagged vessels, the diversity of which affords us a competitive advantage in complying with the Jones Act.
U.S. Environmental Regulation
Our operations are subject to a variety of federal, state and local as well as international laws and regulations governing environmental protection, health and safety, including those relating to climate change and the discharge of materials into the environment. Numerous governmental departments issue rules and regulations to implement and enforce laws that are often complex, impose significant compliance costs and carry substantial administrative, civil and possibly criminal penalties for non-compliance. Under these laws and regulations, we may be liable for remediation or removal costs, damages, including damages to natural resources, and other costs associated with releases of hazardous materials, including oil, into the environment, and such liability may be imposed on us even if the acts that resulted in the releases were in compliance with all applicable laws at the time such acts were performed. Some of the environmental laws and regulations that are applicable to our business operations are discussed below.
Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In 2009 the U.S. House of Representatives approved adoption of the "American Clean Energy and Security Act of 2009" to control and reduce greenhouse gas emissions in the U.S.  The U.S. Senate also approved its own version, but neither law passed.  The EPA found in 2009 that certain greenhouse gases represent a danger to public health and welfare and proposed to expand its regulations relating to those emissions.  Those findings were judicially approved.  Additionally, the EPA promulgated rules to collect information regarding greenhouse gas emissions and their effects, to establish technology controls for mobile sources of greenhouse gas emissions, and to require permits for certain large stationary sources of greenhouse gas emissions.

Efforts continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Doha in 2012.  While we cannot determine to what extent our future operations may be affected by such legislation, to the extent it would prohibit or restrict offshore drilling or impose additional environmental protection requirements resulting in increased costs to the oil and gas industry, our business could be adversely affected.  We continue to monitor these regulations and their potential effect on both our business and the industry in which we operate.

The Oil Pollution Act of 1990, as amended (or "OPA"), imposes a variety of requirements on "Responsible Parties" related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. A "Responsible Party" includes the owner or operator of an onshore facility, a vessel or a pipeline, and the lessee or permittee of the area in which an offshore facility is located. OPA imposes liability on each Responsible Party for oil spill removal costs and for other public and private damages from oil spills. Failure to comply with OPA may result in the assessment of civil and criminal penalties. OPA establishes liability limits of $350 million for onshore facilities, all removal costs plus $75 million for certain offshore facilities and the greater of $1,000 per gross ton or $854,000 for vessels other than tank vessels. The liability limits are not applicable, however, if (i) the spill is caused by gross negligence or willful misconduct, (ii) results from violation of a federal safety, construction, or operating regulation; or (iii) if a party fails to report a spill or fails to cooperate fully or comply with government orders in the cleanup. Few defenses exist to the liability imposed under OPA.
OPA also imposes ongoing requirements on a Responsible Party, including preparation of an oil spill contingency plan and maintenance of proof of financial responsibility to cover a majority of the costs in a potential spill. With respect to financial responsibility, OPA requires the Responsible Party for certain offshore facilities to demonstrate financial responsibility of not less than $35 million, with the financial responsibility requirement potentially increasing up to $150 million if the risk posed by the quantity or quality of oil that is explored for or produced indicates that a greater amount is required.  BOEM has promulgated regulations implementing these financial responsibility requirements for covered offshore facilities. Under the BOEM regulations, the amount of financial responsibility required for an offshore facility is increased above the minimum amounts if the "worst case" oil spill volume calculated for the facility exceeds certain limits established in the regulations.
OPA also requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own 16 vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the U.S. Coast Guard for those of our vessels operating in U.S. waters.
The Federal Water Pollution Control Act (or "Clean Water Act"), and analogous state laws impose strict controls on the discharge of pollutants, including oil and other substances, into the navigable waters of the United States and state waters and impose potential liability for the costs of remediating releases of such pollutants. The controls and restrictions imposed under the Clean Water Act and analogous state laws have become more stringent over time, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the exploration for and production of oil and natural gas into certain coastal and offshore waters. The Clean Water Act and analogous state laws provide for civil, criminal and administrative penalties for any unauthorized discharge of oil and other hazardous substances and impose liability on responsible parties for the costs of cleaning up any environmental contamination caused by the release of a hazardous substance and for natural resource damages resulting from the release. Our vessels routinely carry diesel fuel for their own use. Offshore vessels operated by us have facility and vessel response plans to deal with potential spills of oil or its derivatives.  Additionally, all commercial vessels over 79 feet in registered length, regardless of flag, that are operating as a means of transportation within the inland and offshore waters of the U.S. (but not beyond the three nautical mile territorial sea limit) must comply with the Environmental Protection Agency's National Pollutant Discharge Elimination System Vessel General Permit (or "VGP") for discharges incidental to the normal operation of vessels. For our vessels, that includes ballast water, bilge water, graywater, cooling water, chain locker effluent, deck wash down and runoff, cathodic protection, and other such type runoff. We believe that the Company is in full compliance with the VGP.

The Comprehensive Environmental Response, Compensation, and Liability Act (or "CERCLA"), and comparable state laws contains provisions requiring the remediation of releases of hazardous substances into the environment and imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons including current and former owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of or arrange for disposal of hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Neighboring parties and third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the ordinary course of business, we handle hazardous substances. Governmental agencies or third parties could seek to hold us responsible under CERCLA for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited. Few defenses exist to such CERCLA liability.

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
International Regulation
In our international operations, we are subject to certain U.S. laws which govern international commerce, including export control laws, trade restrictions, anti-boycott laws, and anti-corruption laws, including the Foreign Corrupt Practices Act (or "FCPA"), as well as local anti-corruption laws.  In foreign locations, we are also subject to health, safety and environmental regulations as well as local customs, immigration and local content rules and regulations.  The most significant of these laws which impact our operations are these enacted by the Nigerian Content Development Monitoring Board in Nigeria (or "NCDMB"), the National Offshore Petroleum Safety and Environmental Management Authority (or "NOPSEMA") in Australia and the Secretariat of Environmental and Natural Resources (or "SEMARNAT") and the National Hydrocarbons Commission (or "CNH") in Mexico.
In Nigeria, the Nigerian Oil and Gas Industry Content Act 2010 (or "2010 Act"), established a framework for the growth of indigenous oil and gas companies and services companies by giving priority in the award of work to Nigerian owned independent operators and contractors.   The 2010 Act also gives priority to Nigerian owned vessels over foreign owned vessels of similar capability.  Foreign owned vessels operated by a Nigerian owned contractor are given priority when there are no comparable Nigerian owned vessels capable of performing the work.  A contractor is liable for fines and penalties and disgorgement of five percent of revenue if it proceeds with work without approval from the NCDMB.
In Australia, NOPSEMA is the single, unified national regulator to enforce compliance with offshore safety, well integrity and environmental management across the industry.  This agency is responsible for investigating and reporting on offshore environmental management practices.  Several health, safety and environmental regulations fall under NOPSEMA's oversight.  For example, the Offshore Petroleum and Greenhouse Gas Storage Act 2006 (or "OPGGS") provides the regulatory framework for all offshore petroleum exploration, production and greenhouse gas activities in Commonwealth waters (those areas more than three nautical miles from the Territorial sea baseline and within the Commonwealth Petroleum Jurisdiction Boundary).  The OPGGS is supported by regulations and directives covering matters such as safety, diving, petroleum resource management and environmental management, including The Offshore Petroleum and Greenhouse Gas Storage (Environment) Regulations 2009.  These regulations and directives have the objective of ensuring that any petroleum activity is consistent with the principles of ecologically sustainable development and is in accordance with an environment plan that has appropriate environmental performance objectives and standards as well as measurement criteria for determining whether the objectives and standards are met. These environment regulations also include regulations which require environment plans, including those addressing discharges of produced formation water, the requirements for operators of activities, and other procedural matters.  A key aspect of the regulations requires an operator to have an environment plan and safety case which have been accepted by NOPSEMA before commencing work.  A contractor that proceeds with work without a NOPSEMA approved environmental plan and safety case commits an offense and is subject to an enforcement action.  Moreover, operators are subject to fines and penalties for non-compliance with approved environmental plans and safety cases.
SEMARNAT is Mexico's environment ministry.  Its head, the Secretary of the Environment, is a member of the federal executive cabinet.  The Secretariat is charged with the mission of protecting, restoring, and conserving the ecosystems, natural resources, assets and environmental services of Mexico.  SEMARNAT has the ability to issue regulations in regard to the protection, conservation, exploration and exploitation of marine natural resources, and enforce violations under various Mexican laws and regulations including the enforcement of all violations under Coastal Zone Regulations that are not related to maritime facilities and ports.

In 2009 CNH was formally installed.  The CNH's fundamental goal is to regulate and supervise the exploration and extraction of hydrocarbons, as well as processing activities, and transportation and storage.  Its projects include environmental protection and sustainability of natural resources.  CNH has enacted a new regulatory framework for deepwater exploration and exploitation, and through this regulation, the only operator in Mexico, PEMEX, has to submit a safety case for its deep water projects for technical assessment.  For shallow water and on-shore projects, CNH establishes technical guidelines and makes technical assessments in order to ensure that the projects of PEMEX and its subsidiary bodies are performed properly.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.caldive.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (or "SEC").  Information contained on our website is not part of this annual report.
Certain Definitions
Defined below are certain terms helpful to understanding the services rendered and equipment utilized in the marine contracting industry:
•	BOEMRE: The Bureau of Ocean Energy Management, Regulation and Enforcement, formerly the Mineral Management Service.
•	BSEE: The Bureau of Safety and Environmental Enforcement, formed as part of a reorganization of BOEMRE.
•	Derrick lay barge (or "DLB"): A combination derrick/pipelay vessel capable of providing both pipelay/pipe burial services and installation and salvage services.
•	Dive support vessel (or "DSV"): Specially equipped vessel that performs services and acts as an operational base for divers, ROVs and specialized equipment.
•
Drydock:  The process of docking a vessel so that it is fully supported out of the water to allow for regulatory certification, inspection, maintenance and repair. Drydocking allows full work access to the vessel hull.

•
Dynamic positioning (or "DP"):  Computer-directed thruster systems that use satellite-based positioning and other positioning technologies to ensure the proper counteraction to wind, current and wave forces, enabling the vessel to maintain its position without the use of anchors. Two DP systems (DP-2) are necessary to provide the redundancy required to support safe deployment of divers, while only a single DP system is necessary to support ROV operations.

•	4 point mooring: A mooring system that uses four anchors, which are spooled out to the sea floor by deck-mounted anchor winches, to secure a vessel in open waters.
•	Gulf of Mexico OCS: The Outer Continental Shelf in the Gulf of Mexico, defined as the area in the Gulf of Mexico extending from the shoreline to water depths up to 1,000 feet.
•	Hyperbaric rescue chamber (or "HRC"): A separate chamber, connected to the saturation diving system, that acts as a floating pressurized lifeboat in the event of a vessel emergency.
•	Light well intervention: Activities that are typically completed from a DP vessel without an installed marine riser and drilling blowout preventer.

•
Mixed gas diving:  Diving technique used in water depths between 170 and 300 feet. The inert nitrogen normally found in air is replaced with helium, which allows divers to maintain longer bottom times at greater depths and eliminates the narcotic effect of nitrogen under pressure.

•	Moon pool: An opening in the bottom center of a vessel through which a diving bell or ROV may be deployed, allowing safer deployment in adverse weather conditions.
•	Multi-purpose support vessel (or "MSV"): A DP DSV that is capable of multiple operations which may include coring, well operations and reeled pipelay, in addition to working in diving and ROV modes.
•
Plug and Abandonment (or "P&A"):  A process by which subsea structures, including pipelines and/or wells, are capped and abandoned, leaving them in place by burial, cutting or other methods as required by regulation.

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

•
Qualified lump-sum:  A lump-sum bid sent in response to a client's request for quote that sets forth a defined scope of work, a lump-sum price to complete that work, extra work rates for anything outside the defined scope of work and a list of clarifications and qualifications applicable to the project or contract.

•
Remotely operated vehicle (or "ROV"):  Robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations.

•
Saturation diving:  Provides for efficient work time on the sea floor in water depths between 200 and 1,000 feet. Divers stay under pressure in a vessel-mounted chamber and are transported to the sea floor in a diving bell. One-time decompression is conducted after completion of the job or a 30-day period, whichever is shorter. A split-level saturation diving system has an additional chamber that allow extra divers to "store" at a different pressure level, which allows the divers to work at different depths.

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
We have a credit agreement (or "Credit Agreement") providing for a senior secured credit facility which matures on April 26, 2016, consisting of a term loan and a $125 million revolving credit facility.  We also have outstanding $86.25 million of 5.00% Convertible Senior Notes due 2017 (or "Notes").  At December 31, 2012, we had outstanding debt of $86.25 million in Notes, $42.1 million under the term loan, $31.8 million outstanding under the revolving credit facility and outstanding letters of credit of $13.6 million.
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
Our Notes may dilute our existing stockholders if converted and may negatively affect our financial position and liquidity.

We issued the Notes on July 18, 2012, and they are convertible at the option of the holders under certain limited conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of common stock or a combination thereof, at our election. Additionally, in the event of a fundamental change, as defined in the indenture governing the Notes, the holders may require us to purchase all or a portion of their Notes for cash at a purchase price equal to 100% of the principal amount of Notes to be purchased, plus accrued and unpaid interest. The indenture provides for customary events of default upon which all outstanding Notes may become due and payable immediately without further action or notice.

If we issue shares of our common stock to satisfy conversion obligations under the Notes, our existing stockholders will experience dilution of their holdings of our stock. In addition, certain listing standards of the New York Stock Exchange (or "NYSE") prohibit us from issuing more than 19.9% of our outstanding common stock upon conversion of the Notes, without obtaining stockholder approval for such issuance.  If we do not receive stockholder approval to issue more than 19.9% of our common stock, we will be required to pay cash in lieu of delivering shares of common stock in accordance with and subject to the terms of the indenture.  In the event we satisfy our conversion obligations in cash, in full or in part, we may not have sufficient cash on hand to pay such obligation and may default on the Notes, which would cause a cross default under our senior secured credit facility, or it may have a significant negative effect on our available capital resources and liquidity which may require us to borrow additional amounts pursuant to terms that are not favorable to us.

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

Changes in economic conditions could negatively impact our business.
Our operations are affected by local, national and worldwide economic conditions, the demand for oil and gas and the general fiscal condition of the oil and natural gas industry.  The consequences of a lower level of economic activity, decreased offshore exploration and drilling and increased uncertainty regarding energy prices and the capital and commodity markets could have a material adverse effect on the demand for our services.  Adverse market conditions could also jeopardize the performance of certain counterparty obligations, including those of our insurers, suppliers, customers and financial institutions. Although we monitor the creditworthiness of our counterparties, any disruptions could lead to sudden changes in a counterparty's liquidity. In the event any such party fails to perform, our financial results and liquidity could be adversely affected and we could incur losses.
These negative economic factors could result in a future impairment of our long-lived assets.  We have recorded goodwill impairment charges and asset impairment charges in the past. We evaluate our long-lived assets for impairment. In performing these assessments, we project future cash flows and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
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

•	actions taken by the Organization of Petroleum Exporting Countries;
•	the availability and discovery rate of new oil and natural gas reserves in offshore areas;

•	the rate of depletion of existing and new oil and natural gas reserves;
•	the cost of offshore exploration for, and production and transportation of, oil and natural gas, both on an absolute basis and as compared to the exploration and development costs of other regions;
•	the ability of oil and natural gas companies to generate funds or otherwise obtain external capital for exploration, development, construction and production operations;
•	the possible increase in the export of shale gas from the United States to international markets, particularly in Asia;
•	the sale and expiration dates of offshore leases in the United States and overseas;
•	technological advances affecting energy exploration, production, transportation and consumption;
•	weather conditions;
•	environmental or other government regulations (both domestic and foreign), including the promulgation of regulations associated with climate change;
•	domestic and foreign tax policies; and
•	the pace adopted by foreign governments for the exploration, development and production of their oil and natural gas reserves.
Oil and natural gas prices have historically been volatile.  The institution of additional climate change regulation or negative public perception regarding a continued reliance on and use of carbon-based sources of energy could reduce the demand for oil and natural gas in the global marketplace.  Such regulations or negative perceptions could also have an adverse effect on our business, as demand for our services is highly dependent on the level of exploration, development and production activity.  The recent weakness of the worldwide economy has also led to businesses being more focused on liquidity and access to capital.  This in turn has caused many oil and natural gas companies to curtail or defer planned capital spending, which may negatively affect our operations.  A sustained period of low offshore drilling and production activity, low commodity prices or reductions in industry budgets could reduce demand for our services and would likely have a material adverse effect on our business, financial condition or results of operations.
Our international operations may involve risks not generally associated with domestic operations.

We currently operate vessels, provide services and derive a significant portion of our revenues from operations outside the United States. Our operations are subject to risks inherent in conducting business internationally, such as:
•	Foreign legal and governmental regulatory requirements, including local cabotage and local ownership laws and requirements;
•	U.S. embargoes or restrictive actions by U.S. and foreign governments that could limit our ability to provide services in certain foreign countries;
•	difficulties and costs of staffing and managing international operations;
•	political, social and economic instability;
•	terrorist acts, piracy, war, civil disturbances and assaults on property and personnel;
•	language and cultural difficulties;
•	potential vessel seizure, expropriation or nationalization of assets or confiscatory taxation;
•	import-export quotas or other trade barriers;
•	renegotiation, nullification or modification of existing contracts or inability to enforce contract rights;
•	difficulties or delays in collecting accounts receivable and longer collection periods;

•	foreign and domestic monetary policies;
•	work stoppages;
•	complications associated with repairing and replacing equipment in remote locations;
•	limitations on insurance coverage, such as war risk coverage, in certain areas;
•	wage and price controls
•	travel limitations or operational problems caused by public health or society threats;
•	currency exchange fluctuations and devaluations or the imposition of currency exchange controls; or,
•	limitations on the repatriation of earnings or currency or potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.
Our non-U.S. operations are subject to various laws and regulations in certain countries in which we operate, including laws and regulations relating to the import and export of equipment and vessels, currency conversions and repatriation, oil and gas exploration and development, and taxation of offshore earnings and earnings of expatriate personnel.  Many governments favor or effectively require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  Operations in less developed countries can be subject to legal systems that are not as mature or predictable as those in more developed countries, which can lead to greater uncertainty in the resolution of commercial disputes or the conduct or outcome of legal proceedings.
Some of our international contracts are partially payable in local currency. Those amounts may exceed our local currency needs, leading to the accumulation of excess local currency, which, in certain instances, may be subject to either temporary blocking or other barriers or challenges to converting to U.S. dollars. Excess amounts of local currency may be exposed to the risk of currency exchange losses.
We are also subject to the risks associated with acts of piracy and kidnappings that put our assets and personnel at risk. The increase in the level of these criminal or terrorist acts over the last few years has been well-publicized. As a marine services company that operates in offshore waters, we are particularly vulnerable to these kinds of unlawful activities. Although we take what we consider to be prudent measures to protect our personnel and assets in markets where these risks are present, we may be subjected to these risks in the future.
In the past, these conditions or events have not materially affected our operations. However, we cannot predict whether any such conditions or events might develop in the future. Also, we organized our subsidiary structure and our operations, in part, based on certain assumptions about various foreign and domestic tax laws, currency exchange requirements, and capital repatriation laws. While we believe our assumptions are correct, there can be no assurance that taxing or other authorities will reach the same conclusion. If our assumptions are incorrect, or if the relevant countries change or modify such laws or the current interpretation of such laws, we may suffer adverse tax and financial consequences, including the reduction of cash flow available to meet required debt service and other obligations. Any of these factors could materially adversely affect our international operations or our ability to source at the parent company level the revenues from such activities, and, consequently, our business, financial position, results of operations or cash flows.
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
Marine contracting involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions, are inherent in marine operations.  These hazards may become exacerbated to the extent severe weather conditions in regions in which we operate are intensified as a result of global climate change. These hazards can also cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including maritime employer's liability and protection and indemnity insurance which provides coverage for our liability to our employees under the Jones Act and general maritime law, as well as hull insurance on our vessels. Such insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not adequately insured could have a material adverse effect on our business, financial condition or results of operations. Moreover, our ability to maintain adequate insurance in the future at rates that we consider reasonable may be limited. As a result of market conditions, premiums and deductibles for certain of our insurance policies are subject to change and could escalate. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.  In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

We may experience limitations on the use of our aging fleet in certain foreign countries, or we may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.
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
Our contracting business declines in winter, and adverse weather conditions can adversely affect our revenues.
Marine operations are typically seasonal and depend, in part, on weather conditions. Historically, we have experienced our lowest vessel utilization rates during the winter and early spring, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, in more competitive market conditions, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. Typically the best months for working on the Gulf of Mexico OCS and offshore Mexico are between May and October, and in Southeast Asia, including Australia, between November and April. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.
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
Many of our projects are performed on a qualified lump-sum basis where a defined work scope is delivered for a fixed price and extra work, which is subject to customer approval, and is billed separately. The revenue, cost and gross profit realized on a qualified lump-sum contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. These variations and risks inherent in the marine construction business may result in our experiencing reduced profitability or losses on certain projects.  In addition, estimates for capital projects, including recertification costs, may be inadequate due to unknown factors associated with the work to be performed and market conditions and can result in cost over-runs.
We are subject to extensive federal, state, local and other laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations.
Our marine construction, intervention, inspection, maintenance and decommissioning operations are subject to extensive laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and international governmental authorities. Any actual or alleged violation of permit requirements or failure to obtain any required permit could result in restrictions or prohibitions on our operations or criminal sanctions. Alternatively, we may have to incur substantial expenditures to obtain, maintain or renew authorizations to conduct existing projects.  Due to adverse operating market conditions or unfavorable financing conditions, there also may be occasions when certain recertification efforts may be delayed, temporarily suspending certain vessel operations, until more favorable market or cost of capital conditions arise.  If a project cannot be performed as planned due to changing requirements or local opposition, we may suffer expensive delays, extended periods of non-operation or significant loss of value in a project.

In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted, or if new laws and regulations become applicable to our operations that may, for instance, require us to obtain additional permits, approvals and certificates for proposed projects.  Any increases in our costs of compliance or a failure to comply with such laws and regulations, as interpreted and enforced, may have a material adverse effect on our business, financial condition or results of operations.  See Item 1, "Business — Government Regulation."
Although exploration activity in the shallow waters of the U.S. Gulf of Mexico is improving following the Macondo well blowout, new safety and permitting requirements have been imposed on shallow water operators.  Moreover, various bills are being considered by the U.S. Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the U.S. Gulf of Mexico, particularly in deep waters, or drive a substantial portion of drilling and operational activity out of the Gulf of Mexico. Once the regulatory landscape becomes more clear, compliance costs for any future exploration activity may have the effect of limiting exploration to only the largest oil companies, which could significantly reduce the number of customers requiring our services.
Negative developments associated with any one or more of these uncertainties could reduce demand for our services and adversely affect our operations in the U.S. Gulf of Mexico. However, until the regulatory environment following this blowout becomes more certain, we cannot accurately predict the effect of this catastrophic event on our customers and similarly, the longer term impact on our core business.  Any regulatory response that has the effect of materially curtailing drilling and exploration activity in the U.S. Gulf of Mexico will ultimately adversely affect our domestic operations in this region.
We may incur substantial costs and liabilities with respect to environmental, health and safety laws and regulations.
We may incur substantial costs and liabilities as a result of environmental, health and safety requirements relating to, among other things, our marine construction and light well intervention, inspection, maintenance and decommissioning operations. These costs and liabilities could arise under a wide range of environmental, health and safety laws, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in assessment of administrative, civil, and criminal penalties, imposition of cleanup and site restoration costs and liens, and the issuance of orders enjoining or limiting our current or future operations. Compliance with these laws and regulations also increases the cost of our operations and may prevent or delay the commencement or continuance of a given operation. In addition, claims for damages, including damages to natural resources, to persons or property may result from environmental and other impacts of our operations.
Strict, joint and several liability to remediate contamination may be imposed under certain environmental laws, which could cause us to become liable for, among other things, the conduct of others or for consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. New or modified environmental, health or safety laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. Therefore, the costs to comply with environmental, health or safety laws or regulations or the liabilities incurred in connection with them could have a significant adverse effect on our business, financial condition or results of operations. See Item 1, "Business — U.S. Environmental Regulation."
In addition, in December 2009 the EPA published findings that the emissions of carbon dioxide, methane and other greenhouse gases are contributing to the warming of the Earth's atmosphere and other climatic changes, presenting an endangerment to human health and the environment. The EPA then promulgated rules in 2010 and 2011 requiring certain industries to report greenhouse gas emissions, establishing technology controls of mobile sources of greenhouse gas emissions, and Clean Air Act permitting of greenhouse gas emissions from certain large stationary sources. Because our business and services are highly dependent on the continued exploration for and production of fossil fuels (predominantly oil and natural gas), the enactment of additional regulations related to climate change or greenhouse gases could reduce worldwide demand for oil and natural gas and have a corresponding adverse effect on our business, financial condition or results of operations.

A possible terrorist attack or armed conflict could harm our business.
Terrorist activities, anti-terrorist efforts or acts of piracy and other armed conflict involving the U.S. may adversely affect the U.S. and global economies and could prevent us from meeting our debt service, financial and other contractual obligations. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for our services. Oil and natural gas related facilities and assets, including our marine equipment, could be direct targets for terrorist attacks or acts of piracy, and our operations could be adversely impacted if infrastructure integral to our customers' operations is damaged or destroyed. Costs for insurance and other security may increase as a result of these threats, and some insurance coverage may become more difficult to obtain, if available at all. Our operations in international areas may increase our exposure to these risks.
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

Item 1B.                  Unresolved Staff Comments
None.

Item 2.                  Properties
Our Vessels
We currently own a diversified fleet of 28 vessels, of which 19 are surface and saturation dive support vessels, and nine are construction barges. Our fleet of dive support vessels consists of 12 surface dive support vessels capable of working in water depths up to 300 feet, and seven saturation dive support vessels that typically work in water depths of 200 to 1,000 feet. Four of our saturation dive support vessels have DP capabilities.  Our nine construction barges have a range of capabilities and perform construction projects in water depths up to 1,000 feet.  In addition, in 2012 we entered into a joint venture to jointly charter the DP DSV Toisa Paladin, a 2007 purpose-built, DNV classed dive support vessel, for a three-year term plus two six-month extension periods.
The following table provides select information about each of the vessels we own:
Vessel	Flag State	Placed in Service by Cal Dive (1)	Length (Feet)	DP or Anchor Moored
Saturation Diving
DP DSV Mystic Viking	Bahamas	6/2001	253	DP
DP DSV Kestrel	Vanuatu	9/2006	323	DP
DP MSV Texas	Vanuatu	12/2007	341	DP
DP MSV Uncle John	Bahamas	11/1996	254	DP
DSV American Constitution	Panama	11/2005	200	4 point
DSV Cal Diver I	U.S.	7/1984	196	4 point
DSV Cal Diver II	U.S.	6/1985	166	4 point
Surface Diving
DSV American Star	U.S.	11/2005	165	4 point
DSV American Triumph	U.S.	11/2005	164	4 point
DSV American Victory	U.S.	11/2005	165	4 point
DSV Dancer	U.S.	3/2006	173	4 point
DSV Mr. Fred	U.S.	3/2000	166	4 point
DSV Midnight Star	Vanuatu	6/2006	197	4 point
DSV Utah II	Australia	10/2012	82	4 point
DSV Omaha	Australia	10/2012	82	4 point
Cal Diver IV	U.S.	3/2001	120	—
Polo Pony	U.S.	3/2001	110	—
Sterling Pony	U.S.	3/2001	110	—
White Pony	U.S.	3/2001	116	—
Pipelay/Pipebury
Brave	U.S.	11/2005	275	Anchor
Rider	U.S.	11/2005	260	Anchor
Lone Star	Vanuatu	12/2007	313	Anchor
Brazos	Vanuatu	12/2007	210	Anchor
Pecos	U.S.	12/2007	256	Anchor
Pipebury
Canyon	Vanuatu	12/2007	330	Anchor
Derrick/Pipelay Combination
Sea Horizon	Vanuatu	12/2007	360	Anchor
Derrick
Atlantic	U.S.	12/2007	420	Anchor
Pacific	U.S.	12/2007	350	Anchor
_______________________
(1) Represents the date Cal Dive placed the vessel in service and not its date of commissioning.

In addition to our saturation dive support vessels, we currently own eight portable saturation diving systems.
All of our vessels other than the Sea Horizon are subject to vessel mortgages securing our credit facility.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations in order to maintain our vessels in class under the rules of the applicable class society. For 2012, these costs were $8.4 million.  We capitalize these costs and record them in other assets, and amortize them over the period commencing with the date the vessel returned to service following completion of the drydock and certification process to the certificate expiry date, which typically ranges from 24 months to 60 months.  These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In addition to the deferred drydock costs discussed above, during 2012, we incurred $39.7 million in capital expenditures primarily related to vessel improvements.  In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

Our Facilities
Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas. Our primary subsea and marine services operations are based in Broussard, Louisiana. All of our facilities are leased except for our Broussard, Louisiana facility, and approximately 6 1/2 acres that we own at our Port of Iberia, Louisiana facility (the remainder of which we lease).  During 2012, we completed the sale of our Singapore facility and currently lease a smaller facility in Singapore.  In 2012, we also completed a sale-leaseback transaction of our Port Arthur, Texas facility to an unrelated third party.  The remaining terms of these leases range from less than one to 10 years.
The following table provides select information about our material facilities:
Location	Function	Size
Houston, Texas	Corporate Headquarters, Project	89,000 square feet
Management and Sales Office
Broussard, Louisiana	Operations, Offices and Warehouse	16 acres (Buildings: 84,000 sq. ft.)
Fourchon, Louisiana	Marine, Operations and Dock	16 acres (Buildings: 4,700 sq. ft.)
Port Arthur, Texas	Marine/Spool base	23 acres (Building 6,000 sq. ft.)
Singapore	Marine, Operations, Offices,	1,965 sq. meters
Project Management and Warehouse
Perth, Australia	Operations, Offices and Project Management	2,590 sq. meters
Ciudad del Carmen, Mexico	Operations, Offices and Dock	4,320 sq. meters
Lagos, Nigeria	Operations and Offices	367 sq. meters

Item 3.                  Legal Proceedings
Insurance and Legal Proceedings
Our operations are subject to the inherent risks of offshore marine activity, including accidents resulting in personal injury and the loss of life or property, environmental mishaps, mechanical failures, fires and collisions. We insure against these risks at levels consistent with industry standards. We also carry workers' compensation, maritime employer's liability, general liability and other insurance customary in our business. All insurance is carried at levels of coverage and deductibles we consider financially prudent. Our services are provided in hazardous environments where accidents involving catastrophic damage or loss of life could occur, and litigation arising from such events may result in our being named a defendant in lawsuits asserting substantial claims. Although there can be no assurance the amounts of insurance we carry are sufficient to protect us fully in all events, or that such insurance will continue to be available at current levels of cost or coverage, we believe that our insurance protection is adequate for our business operations. A successful liability claim for which we are underinsured or uninsured could have a material adverse effect on our business, financial condition or results of operations.

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

Item 4.                  Mine Safety Disclosures
Not applicable.
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NYSE under the symbol "DVR."  The following table sets forth, for the periods indicated, the high and low intra-day sales prices per share of our common stock as reported by the NYSE:
	Common Stock Price
	High	Low
Fiscal Year 2011
First Quarter	$7.50	$5.67
Second Quarter	8.19	5.31
Third Quarter	6.21	1.83
Fourth Quarter	2.91	1.50
Fiscal Year 2012
First Quarter	$3.75	$2.29
Second Quarter	4.00	2.26
Third Quarter	3.08	1.48
Fourth Quarter	1.82	1.00
Fiscal Year 2013
First Quarter (through February 28)	$2.18	$1.58

As of February 28, 2013, there were approximately 168 registered stockholders of our common stock.
Dividend Policy
We have not paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future.  We currently intend to retain earnings, if any, for the future operation and growth of our business.  In addition, our financing arrangements under our senior secured credit facility prohibit the payment of cash dividends on our common stock.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Stock Performance Graph
The information included under the caption "Stock Performance Graph" in this Item 5 of this annual report on Form 10-K is not deemed to be "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be incorporated by reference into any filings we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2007 to December 31, 2012, to the cumulative total stockholder return for (i) the stocks of the S&P 500 Index, (ii) the Philadelphia Oil Service Sector index (or "OSX"), a price-weighted index of leading oil service companies and (iii) a peer group (the "Peer Group") selected in good faith by us.  In each case there is an assumption of an investment of $100 on December 31, 2007 and the reinvestment of all dividends for the period indicated.  Our Peer Group consists of the following companies:  Dril-Quip, Inc., Gulfmark Offshore, Inc., Helix, Hercules Offshore, Inc., Hornbeck Offshore, Inc., Matrix Services Company, Newpark Resources, Inc., PHI, Inc., TETRA and Tidewater Inc.  The returns of each member of the Peer Group have been weighted according to its equity market capitalization as of December 31, 2012.  We believe that the members of the Peer Group provide services and products more comparable to us than the companies included in the OSX.

	Base Date	Years Ended December 31,
	12/31/2007	2008	2009	2010	2011	2012
Cal Dive	100.00	49.17	57.10	42.82	16.99	13.07
Peer Group Index	100.00	39.38	60.46	69.59	70.23	74.12
Oil Service Index	100.00	40.25	64.63	81.27	71.71	72.99
S&P 500 Index	100.00	61.51	75.94	85.65	85.65	97.13

Purchases of Equity Securities by the Issuer
The table below summarizes the repurchases of our common stock in the fourth quarter of 2012:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs
	(in thousands)
October 1 to October 31, 2012(1)	2,492	$1.26	—	—
November 1 to November 30, 2012(1)	88	1.37	—	—
December 1 to December 31, 2012(1)	289,021	1.68	—	—
	291,601	$1.68	—	—
_______________________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.                  Selected Financial Data
The consolidated results of operations data and the consolidated balance sheet data presented below were derived from our audited consolidated financial statements.
You should read the information contained in this table in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our historical audited consolidated financial statements and the accompanying notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Results of Operations Data:
Revenues	$464,847	$479,811	$536,468	$829,362	$856,906
Net income (loss) (1)	(65,029)	(66,897)	(315,849)	76,627	109,499
Net income (loss) per common share attributable to Cal Dive:
Basic and diluted	$(0.70)	$(0.73)	$(3.47)	$0.81	$1.03

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Net property and equipment	$423,536	$496,771	$567,791	$609,233	$604,242
Total assets	630,673	704,940	752,301	1,155,979	1,309,608
Long-term debt, less current maturities	133,116	144,000	106,008	155,000	235,000
Total equity	268,275	329,641	387,711	694,798	705,697

(1)
Net loss for the year ended December 31, 2012 includes a $19.7 million after-tax, non-cash impairment charge related to fixed assets.  Net loss for the year ended December 31, 2011 includes an after-tax, non-cash impairment charge of $30.4 million related to fixed asset impairments. Net loss for the year ended December 31, 2010 includes after-tax, non-cash impairment charges of $302.5 million related to goodwill and fixed assets.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and the notes thereto included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Item 1A, "Risk Factors" and elsewhere in this annual report on Form 10-K.
Fiscal 2012 Performance
We generated a loss of $65.0 million, or $0.70 per diluted share, for the year ended December 31, 2012, which includes $19.7 million of after-tax, non-cash impairment charges related to fixed assets.  Also included in the results for 2012 is an after-tax, non-cash gain of $1.4 million related to the marked-to-market adjustment of the derivative liability associated with our convertible debt.  This compares to a loss of $66.9 million, or $0.73 per diluted share, for the year ended December 31, 2011, which included $30.4 million of after-tax, non-cash impairment charges related to fixed assets.

Our 2012 results were significantly and adversely affected by several factors.  First, three of our most profitable assets were undergoing scheduled regulatory drydocks during the first quarter 2012.   Second, due to a weaker than expected spot market for diving work, one of our DP saturation dive support vessels, the Kestrel, did not consistently work at a profitable level after completing its drydock in the first quarter 2012.  This vessel had been highly utilized during 2011 for a domestic operator on a decommissioning and salvage campaign from prior hurricane damage.  Third, our multi-service vessel, the Uncle John, had two unexpected operational downtime occurrences during the year; the first from Tropical Storm Debby during the second quarter 2012 and the second resulting from a third party riser system that failed and caused operations to cease during the third quarter 2012.  Finally, although diving activity in Australia continued to be strong during 2012, the level of activity decreased significantly after the completion of the large Gorgon project early in 2012.

To meet the challenging market conditions in 2012, management completed a number of major transactions and took certain actions to place the Company in a stronger position to address the cyclicality and seasonality of the marine construction business.  First, we amended our Credit Agreement to provide the Company with, among other things, flexibility on certain financial covenants and ratios, and we completed the sale of $86.25 million of Notes, which allowed the Company to repay a significant portion of our secured term debt and replace it with unsecured debt.  Second, we comprehensively reviewed the Company's asset base and strategically divested of approximately $23 million of non-core, non-strategic assets, the proceeds of which were also used to repay a portion of the term loan and we continue to market other non-core, non-strategic assets that are held for sale, the proceeds of which we expect to use to repay debt. Third, we restructured our onshore operations, including a 20% headcount reduction, which we expect will improve results through significant cost savings.  Fourth, we continued our service line diversification strategy by entering the light well intervention business and also continued our international expansion into a number of geographic areas around the world, with the result that 2012 was the first year in which international revenues exceeded U.S. domestic revenues.

Market Conditions and Outlook
We continued to experience a challenging market in the U.S. Gulf of Mexico OCS in 2012.  Capital spending by customers on new construction in the U.S. Gulf of Mexico remained suppressed following the Macondo well blow-out in 2010 and due to the decrease in natural gas prices early in 2012, pricing pressures continue to impact margins.  There continues to be uncertainty in the market regarding the U.S. regulatory environment for our industry, uncertainty around commodity prices, as well as uncertainty in global economic stability.  We believe these uncertainties will continue to suppress our customers' spending levels in the new construction market in the U.S. Gulf of Mexico OCS for the near term.  Although it is unclear how long the challenging market conditions will continue, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as offshore drilling in the U.S. Gulf of Mexico OCS is improving, with an increased emphasis on oil and condensates.  Additionally, the permitting approval environment is improving and we expect increases in both new construction and decommissioning and salvage work during 2013.

Internationally, we continued to see strong activity levels in the markets we serve.  In Mexico, high levels of drilling activity and pipeline construction is expected to provide opportunities for additional work in the region.  In 2012, we successfully completed two large projects in Mexico for Pemex and entered into a two-year bareboat charter of the Kestrel with a major Mexican contractor that commenced during the fourth quarter 2012 and will keep the vessel booked through the latter half of 2014.  We also worked as a subcontractor for other marine contractors on projects for Pemex.  We generated nearly $100 million in revenue in our Mexico market during 2012.  Also, we successfully expanded into West Africa in 2012, where we have completed a diving project for a major international contractor.  Australia diving activity remained at high levels throughout the year, with the first and fourth quarters of 2012 (which is its summer and more active work season) producing strong results.  In Australia, we have expanded our services to include saturation diving in addition to surface diving to participate further in the large liquefied natural gas projects in the region.  Our international outlook remains positive.

Our consolidated revenue mix for the year ended December 31, 2012 was 53% international revenue and 47% domestic revenue.  Our international revenue is expected to increase as we continue to implement our strategy to diversify our operations outside of the U.S. Gulf of Mexico.

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
A significant portion of our international revenues, particularly in the Southeast Asia and Australia regions, are derived from our provision of diving services without the use of Company-owned vessels.  For example, we provide surface diving services from third party vessels or structures, and we provide saturation diving services from our portable saturation diving systems placed on chartered vessels, the customer's vessel or other third party vessels, and in some cases from a third party portable saturation diving system.  As a result, we will realize additional revenues in these international regions that will not be reflected in our utilization rates.
The following table shows the effective utilization of our vessels during the past three fiscal years:

	2012	2011	2010
	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	69%	56%	65%
Surface and Mixed Gas Diving	36%	39%	51%
Construction Barges	35%	25%	29%
Entire Fleet	44%	39%	47%

(1)        Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each year, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations
Revenues
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands)			(in thousands, except %)
Revenues	$464,847	$479,811	$536,468	$(14,964)	(3%)	$(56,657)	(11%)

Revenues decreased in 2012 from 2011 by $15.0 million, or 3% due to a 22% decline in domestic revenues. In the first quarter 2012, three of our largest assets were in drydock and did not generate revenue.  Additionally, the Kestrel was deployed on lower margin projects after completing its drydock until we successfully secured a two-year bareboat charter in Mexico during the fourth quarter 2012.  This vessel was highly utilized on a higher margin project for most of 2011.  The decline in domestic revenues was partially offset by an increase in international revenues, mainly due to growth in Mexico and our expansion into West Africa, with Australia revenues decreasing due to less diving activity in 2012 compared to 2011.  Although total fleet utilization increased to 44% in 2012 from 39% in 2011, revenues for 2011 included a significant amount of diving activity performed from third party vessels in Australia that is not reflected in our 2011 vessel utilization.

Revenues decreased in 2011 from 2010 by $56.7 million, or 11%, mostly due to the decline in vessel utilization to 39% in 2011 from 47% in 2010.  This decrease was primarily the result of reduced activity in the U.S. Gulf of Mexico in 2011 resulting from slower than expected recovery in permitting activity levels and continued uncertainty in the region, compared to the year ended December 31, 2010 when activity levels were temporarily higher due to oil spill cleanup efforts following the Macondo well blowout.  Offsetting this decline were revenues related to strong diving and third party vessel activity in Australia, the successful execution of a large construction project in the Bahamas which was completed in the second quarter of 2011, the substantial completion of a successful pipelay project in Mexico in the fourth quarter of 2011 and the commencement of a second pipelay project in Mexico in the fourth quarter of 2011 that was completed in 2012.

Gross profit (loss)

	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands)			(in thousands, except %)

Gross profit (loss)	$(2,288)	$14,266	$62,442	$(16,554)	(116%)	$(48,176)	(77%)

Results decreased in 2012 from 2011 by $16.6 million to a gross loss of $2.3 million.  The decrease in 2012 as compared to 2011 was primarily the result of the regulatory drydock of three of our most profitable assets during the first quarter 2012, the Kestrel working on lower margin projects in 2012 compared to higher utilization and margins in 2011, weather disruptions during the second quarter 2012, and an unexpected interruption in the operations of one of our largest assets which idled the vessel for almost half of the third quarter 2012.  Also, profit in Australia declined with the completion of the significant Gorgon project in early 2012.  These declines were partially offset by increased profit in Mexico due to increased activity and in West Africa due to our expansion into the region.

Gross profit decreased in 2011 from 2010 by $48.2 million, or 77%.  This decrease was primarily the result of lower margins in the U.S. Gulf of Mexico in 2011 resulting from slower than expected recovery in permitting activity levels and therefore lower utilization compared to 2010.  Activity levels and margins in 2010 were temporarily higher due to oil spill cleanup efforts following the Macondo well blowout.

Selling and administrative expenses
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands, except %)			(in thousands, except %)
Selling and administrative expenses	$52,934	$59,181	$60,138	$(6,247)	(11%)	$(957)	(2%)
Selling and administrative expenses as a percentage of revenues	11%	12%	11%	(1%)	(8%)	1%	10%)

Selling and administrative expenses decreased in 2012 from 2011 by $6.3 million, or 11% primarily due to our cost saving initiatives, including headcount reductions during the second half of 2011, as well as lower litigation costs.  During the third quarter 2012 we had further headcount reductions as part of a restructuring plan in response to challenging market conditions in the U.S. Gulf of Mexico.  Included in selling and administrative expenses for 2012 and 2011 are severance costs of $1.9 million and $2.5 million, respectively.

Selling and administrative expenses decreased in 2011 from 2010 by $1.0 million, or 2% primarily due to our cost saving initiatives, as well as decreases in certain accruals relating to certain employee benefit plans.  These were partially offset by $2.5 million in severance costs related to headcount reductions in 2011.

Goodwill impairment

	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands)			(in thousands, except %)
Goodwill impairment	$—	$—	$292,469	$—	—	$(292,469)	(100%)

Due to the significant decline in our market capitalization, adverse changes in the business climate and significant declines in operating results during 2010, we wrote off the entire balance of $292.5 million of goodwill.  As a result of this impairment, we do not carry an amount for goodwill as of December 31, 2012 or 2011.  There were no comparable goodwill impairment charges during 2012 or 2011.

Asset impairments

	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands)			(in thousands, except %)
Asset impairments	$28,756	$38,199	$23,242	$(9,443)	(25%)	$14,957	64%

As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third and fourth quarters of 2012 we entered into a plan to sell four dive support vessels, two construction barges, four portable saturation diving systems and two facilities.  In conjunction with placing these assets as held for sale, we recorded $27.4 million of pre-tax impairment charges over the third and fourth quarters of 2012 related to the adjustment of the carrying value of these assets to their estimated fair value.  These assets are recorded in other current assets on our consolidated balance sheet at December 31, 2012.  During the first quarter 2012 we incurred $1.4 million in pre-tax impairment charges relating to a non-core asset, reducing the fair value of the asset to zero.

During 2011 and 2010 we incurred $38.2 million and $23.2 million, respectively, of pre-tax impairment charges related to certain fixed assets.  In 2011, these impairment charges included a dive support vessel that experienced low utilization in the Southeast Asia region, and an idle shallow water pipelay barge from which most of its equipment had been removed.  In 2010, these impairment charges included four construction barges, for which the outlook for their future utilization was uncertain.

(Gain) on sales of assets and other (income) expense, net
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands)			(in thousands, except %)
(Gain) on sales of assets and other	$(3,363)	$(3,670)	$(1,325)	$(307)	(8%)	$2,345	177%
Other (income) expense, net	(178)	337	317	(515)	(153%)	20	6%

In 2012, we sold a dive support vessel, our Singapore facility and other assets, including a construction barge, and miscellaneous equipment for an aggregate of $22.0 million and we recorded a net gain on the sales of $3.4 million, including a loss of $0.1 million we recognized on the sale of the dive support vessel.  The dive support vessel and our Singapore facility were recorded in other current assets on our consolidated balance sheet at December 31, 2011.

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

In 2010, we sold a portable saturation diving system to a third party for cash proceeds totaling $3.7 million and recognized a gain on the sale of $1.1 million.  We sold two utility vessels to different third parties for $0.6 million and recognized a gain on the sale of $0.1 million.

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.
(Recovery of) doubtful accounts
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands)			(in thousands, except %)
(Recovery of) doubtful accounts	$—	$(2,240)	$(167)	$2,240	100%	$(2,073)	(1,241%)

No provision for doubtful accounts was recorded during 2012, 2011 or 2010.  The $2.2 million reversal of provision for doubtful accounts during 2011 relates to the collection of a receivable that was previously reserved as bad debt on a West Africa project.  The $0.2 million reversal of provision for doubtful accounts recorded during 2010 relates to the collection of trade receivables from the court administering the bankruptcy of a previous customer.
Interest expense
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands)			(in thousands, except %)
Interest expense, net	$14,786	$9,227	$9,060	$5,559	60%	$167	2%
Interest expense – adjustment to conversion feature of convertible debt	$(2,139)	$—	$—	$(2,139)	(100%)	$—	—%

The increase in interest expense, net in 2012 from 2011 is primarily due to the accretion of the debt discount related to our convertible debt through interest expense over the term of our Notes.  Additionally, interest expense increased due to a higher applicable margin on our variable interest rate debt and an increase in the average amount outstanding on our revolving credit facility during 2012.  Cash paid for interest on our indebtedness was $8.0 million, $6.7 million and $8.2 million for 2012, 2011 and 2010, respectively.

The increase in interest expense, net in 2011 from 2010 is primarily due to changes in variable interest rates.

During 2012, we recorded a $2.1 million pre-tax net gain for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature of the Notes.  The adjustment reflects the decrease in our stock price during the period and a decrease in the yields.

Income tax expense (benefit)
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011	2011 to 2010
	(in thousands)			(in thousands)
Income tax expense (benefit) including goodwill and fixed asset impairment charges	$(24,739)	$(19,871)	$(5,443)	$(4,868)	$(14,428)

Our effective tax rate was 26.6%, 22.9% and 1.7%, for the years ended December 31, 2012, 2011, and 2010, respectively.  The effective tax benefit rate for 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  Additionally, we recorded a $5.2 million valuation allowance during the fourth quarter related to certain foreign tax credits and foreign losses.  The effective tax benefit rate for 2011 differs from the statutory rate primarily due to a one-time change in the management structure of certain foreign operations and the transfer pricing agreements between the U.S. and certain foreign subsidiaries as well as the recognition of a valuation allowance related to certain foreign tax credits.  The effective tax benefit rate for 2010 differs from the statutory rate primarily due to the impairment charge on non-deductible goodwill recorded in 2010.  This impairment charge decreased the 2010 effective tax rate by approximately 30%.
Loss attributable to Cal Dive
	Year Ended December 31,			Increase/(Decrease)
	2012	2011	2010	2012 to 2011		2011 to 2010
	(in thousands, except per share data)			(in thousands, except % and per share data)
Loss attributable to Cal Dive	$(65,029)	$(66,897)	$(315,849)	$1,868	3%	$248,952	79%
Weighted average diluted shares outstanding	92,751	91,742	91,067	1,009	1%	675	1%
Diluted loss per share	$(0.70)	$(0.73)	$(3.47)	$0.03	4%	$2.74	79%

The loss for 2012 decreased from 2011 primarily due to the recognition of a larger impairment charge during 2011 and the benefit recorded during the third quarter 2012 for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature of our Notes.

Loss, including the impairment charges, for 2011 improved from 2010 by $249.0 million, or 79%, and diluted loss per share improved from 2010 by $2.74, or 79% mostly as a result of the goodwill impairment charge recorded in 2010.

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

We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.  However, our liquidity to fund our business activities and achieve our near-term and long-term objectives has been adversely affected by the challenging market conditions during 2011 and 2012 that we have discussed elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "— Fiscal 2012 Performance" and "— Market Conditions and Outlook".  Due to our reliance on our revolving credit facility, continuing unfavorable market conditions could have a more direct and adverse impact on our liquidity position.

On July 18, 2012, we issued $86.25 million aggregate principal amount of Notes.  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses.  We used all of the net proceeds to repay a significant portion of the term loan under our senior secured credit facility.  Additionally, we have prepaid $21.1 million of the term loan during 2012 with net proceeds from the sale of assets.  At December 31, 2012, we had an outstanding principal balance under the term loan of $42.1 million.  Based on this remaining balance, the quarterly principal payments will be $0.6 million until June 30, 2013 when such payments will increase to $1.2 million for the duration of the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $27 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

At December 31, 2012, we had $31.8 million borrowed and $13.6 million of letters of credit issued and outstanding under our revolving credit facility.  Outstanding warranty and bid bonds at December 31, 2012 were $2.6 million.  At December 31, 2012, we had $8.3 million of cash on hand and $79.6 million available for borrowing under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not restricted during the year provided we are in compliance with existing financial covenants.

Credit Facility

We have a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $125 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016.  At December 31, 2012, we had outstanding term loan debt of $42.1 million, including current maturities and $31.8 million outstanding under our revolving credit facility.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We have classified certain non-core assets as held for sale at December 31, 2012.  We intend to use the net proceeds from the sale of these assets to repay debt under the Credit Agreement.  We may borrow from or repay the revolving credit facility as business needs merit.  At December 31, 2012, we were in compliance with all debt covenants under our Credit Agreement.

Effective July 9, 2012, we amended our Credit Agreement to, among other things (i) allow us to issue convertible senior notes in an aggregate principal amount not to exceed $100 million, that may be converted into cash, common stock or a combination of cash and common stock, so long as (a) any such notes mature at least six months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity (other than as specifically permitted), (c) the covenants governing such notes, taken as a whole, are no more restrictive than the Credit Agreement covenants, and (d) all of the net proceeds of such notes are used to prepay outstanding amounts under the Credit Agreement; (ii) exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of "Consolidated Funded Indebtedness" (as defined in the Credit Agreement), which then results in the exclusion of such unsecured indebtedness from the calculation of the consolidated leverage ratio; and (iii) require us to maintain a threshold of $25 million in liquidity (defined to include unused capacity under the revolving loan portion of the Credit Agreement and immediately available cash held in deposit accounts of any loan party) in certain circumstances where cash payments are made on any convertible senior notes as a result of any conversion of such notes into cash, in whole or in part.

Effective November 2, 2012, we entered into a further amendment to our Credit Agreement to, among other things, (i) increase the maximum permitted consolidated leverage ratio for the fiscal quarter ended December 31, 2012 to not more than 5.00x; and (ii) increase the amount permitted under sale-leaseback transactions to $15 million per year.  As part of the amendment, the size of the revolving credit facility under the Credit Agreement was permanently reduced from $150 million to $125 million on November 30, 2012.

Convertible Notes

The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2013, and mature on July 15, 2017.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may not convert their Notes (all or a portion thereof) except under certain circumstances.  These circumstances, as set forth in the indenture governing the Notes, relate to (i) the price of our common stock; (ii) the price of the Notes; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock and represents an approximately 20% premium over the closing sale price of our common stock on July 12, 2012, which was $1.87 per share).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of December 31, 2012, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.  In the event of a conversion of the Notes prior to our obtaining stockholder approval of the issuance of shares of our common stock in excess of the NYSE 19.99% limitation, we will be required to pay cash to converting holders in lieu of delivering shares of our common stock in excess of such limitation.

Capital Expenditures

During the year ended December 31, 2012, we incurred $39.7 million for equipment purchases, improvements and replacements and $8.4 million for regulatory drydock costs.  For 2013, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $30 million, primarily related to maintenance such as regulatory drydock costs.  Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices and industry capacity.  We currently anticipate funding our 2013 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the years ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$3,020	$38,301
Investing activities	(16,447)	(25,080)
Financing activities	6,168	(22,199)
Effect of exchange rate changes on cash and cash equivalents	4	—
Net decrease in cash and cash equivalents	$(7,255)	$(8,978)

Operating Activities.  Net cash provided by operating activities totaled $3.0 million during 2012 compared to $38.3 million in 2011.  The low cash provided by operations for 2012 was primarily driven by our loss recorded adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, asset impairments and the marked-to-market adjustment of our derivative liability related to the conversion feature of the Notes, as well as changes in working capital.

Investing Activities.  Net cash used in investing activities was $16.4 million during 2012 compared to $25.1 million during 2011.  During the years ended December 31, 2012 and 2011, capital expenditures were $43.2 million and $26.8 million, respectively. Cash generated from the sale of property and equipment was $26.8 million for 2012 primarily from the sale of a dive support vessel, our Singapore facility and the sale-leaseback of one our domestic facilities, as well as other smaller assets.  Cash generated of $7.3 million in 2011 was from an insurance recovery for a specific claim and the sales of our Sabine Pass facility and a construction barge.

Financing Activities.  Net cash provided by financing activities was $6.2 million during 2012, compared to net cash used in financing activities of $22.2 million during 2011.  During 2012, we made principal payments of $107.9 million under our term loan (with the net proceeds from the issuance of the Notes and the sale of assets during 2012 in addition to the required quarterly principal payments) and had net borrowings of $31.8 million under our revolving credit facility in line with our normal working capital requirements.  During the year ended December 31, 2011, we made principal payments of $15.3 million under our term loan and had no amounts outstanding under our revolving credit facility as of December 31, 2011.
Contractual and Other Obligations
We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under non-cancellable operating leases.
At December 31, 2012, our contractual obligations for long-term debt, operating leases, purchase commitments and other payables were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
Credit Agreement obligations:
Principal(1)	$73,853	$4,219	$9,642	$59,992	$—
Interest(2)	11,942	4,076	6,849	1,017	—
5.0% Convertible Notes due 2017:
Principal(3)	86,250	—	—	86,250	—
Interest	21,527	4,277	8,625	8,625	—
Non-cancellable operating leases and charters(4)	44,207	16,130	23,372	2,090	2,615
Total contractual obligations	$237,779	$28,702	$48,488	$157,974	$2,615
_________________________________________
(1)	Includes amounts outstanding under our revolving credit facility at December 31, 2012 with repayment assumed at maturity of the Credit Agreement.
(2)	Assumes an interest rate based on three month LIBOR at December 31, 2012 plus a margin of 4.25% and commitment fees of 0.5% on the unused portion of the revolver.
(3)	Assumes holders of the Notes do not require repurchase of the Notes prior to their maturity and assumes no conversion premium is paid. See Note 6 to our consolidated financial statements.
(4)	See Note 7 to our consolidated financial statements under the caption "Lease Commitments."

Off-Balance Sheet Arrangements
As of December 31, 2012, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements.

Critical Accounting Estimates and Policies
Our accounting policies are described in Note 2 to our consolidated financial statements.  We prepare our financial statements in conformity with U.S. generally accepted accounting principles. Our results of operations and financial condition, as reflected in our consolidated financial statements and related notes, are subject to management's evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described below. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.
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
Revenue generated from qualified lump-sum contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion.  Changes in the expected cost of materials and labor, productivity, scheduling and other factors may affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project's completion and, therefore, delay the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when it is first determined as required under generally accepted accounting principles. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.
In determining whether a contract should be accounted for using the percentage-of-completion method, we follow the accounting guidelines for the performance of construction-type contracts.  The use of this method is based on our experience and history of being able to prepare reasonably dependable estimates of the cost to complete our projects.  Although we constantly seek to improve our ability to estimate revenue, contract costs and profitability, adjustments to total contract costs due to unanticipated events could be significant in future periods.  If different estimates were used for determining costs to complete projects, the amount of revenue and associated profit recognized could differ from what was recorded.
Revenues generated from specific time, materials and equipment contracts are generally earned on a dayrate basis and recognized as delivery has occurred or services have been rendered, price is fixed or determinable and collection is reasonably assured.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. We depreciate our assets on the straight-line method over their estimated useful lives. The following is a summary of the estimated useful lives of our asset classes:

Description	Years
Vessels	15 - 20
Portable saturation diving systems	10 - 20
Machinery and equipment	5 - 10
Buildings, leasehold improvements and other	3 - 20

Major replacements and improvements, which extend the vessel's economic useful life or functional operating capability, are capitalized and depreciated over their economic useful lives. We expense the costs of repairs and maintenance which do not materially prolong the useful life of the property and equipment as incurred. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

We evaluate our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amounts of our property and equipment may not be recoverable.  We base our evaluation on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions.  If such impairment indicators are present, we determine whether an impairment has occurred through projected net undiscounted cash flows based on expected operating results over the remaining life of the asset.  The cash flows are based on historical data adjusted for management estimates of future market performance that rely on existing market data, industry trends, expected utilization and margins.  If we determine that an impairment of a long-lived asset has occurred, we recognize a loss on our financial statements equal to the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future.  The development of future cash flows and the determination of fair value for an asset involve significant judgment and estimates.  Management's estimates may vary considerably from actual outcomes due to future adverse market conditions, poor operating results, or other factors that could result in our inability to recover the current carrying value of long-lived assets, which could possibly require an impairment charge in the future.
Derivative Instruments and Fair Value Measurements

Embedded Conversion Feature

We have issued convertible debt which is indexed to, and can be settled in, shares of our common stock. We assess the initial classification of these instruments based on whether they meet the necessary conditions for equity classification.  For instruments that do not meet equity classification, we record them as a liability.  We reassess this classification at each balance sheet date.

Fair Value Measurements

The standard on fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. This standard defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

This standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; or

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
Our most significant judgments on tax related matters include tax valuation allowances and uncertain tax positions.  These matters involve the exercise of significant judgment which could change and materially impact our financial condition or results of operations.  The realization of our deferred tax assets depends on recognition of sufficient future taxable income in specific tax jurisdictions during periods in which those temporary differences are deductible.  Valuation allowances are established when necessary to reduce deferred income tax assets to the amounts we believe are more likely than not to be recovered.  In evaluating our valuation allowance, we consider the reversal of existing temporary differences, the existence of taxable income in prior carryback years, tax planning strategies and future taxable income for each of our taxable jurisdictions, the latter two of which involve the exercise of significant judgment.  Changes to our valuation allowance could materially impact our results of operations.  We have liabilities for unrecognized tax benefits related to uncertain tax positions connected with ongoing examinations and open tax years.  Changes in our assessment of these liabilities may require us to increase the liability and record additional tax expense or reverse the liability and recognize a tax benefit which would negatively or positively impact our effective tax rate.
We do not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be indefinitely reinvested in foreign operations.
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
Credit Risk.  Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable.  Cash equivalents such as deposits and temporary cash investments are held by major banks.  Our trade receivables are with a variety of U.S., international and foreign-country national oil and natural gas companies.  Management considers this credit risk to be limited due to the financial resources of these companies.  We perform ongoing credit evaluations of our customers and we occasionally require collateral in the form of bank guarantees or letters of credit to support contractual payment obligations.  We maintain reserves for potential credit losses.
Interest Rate Risk.  At December 31, 2012, we had $73.9 million of variable-rate debt outstanding under our credit facility.  Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay.  In May 2011, we entered into a twelve-month interest rate swap with a notional amount of $100 million that converts a portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.82%.  This interest rate swap began to settle in December 2011 and expired in December 2012.  In August 2011, we entered into another twelve-month interest rate swap with a notional amount of $100 million that converts the same portion of our anticipated variable-rate interest payments under our term loan to fixed-rate interest payments of 0.585%.  This interest rate swap began to settle in December 2012 and will expire in December 2013.  We expect the current interest rate swap to effectively fix our variable interest payments made on $100 million of debt, an amount greater than the amount outstanding under our credit facility.  The weighted average interest rate on our outstanding debt was 4.9% at December 31, 2012, including the average applicable loan margin of approximately 4.25%.  As the fixed-rate interest payments under our interest rate swap is greater than the quoted interest rates as of December 31, 2012, a hypothetical increase of 10% in the quoted interest rates would not impact total interest expense.

Foreign Currency Exchange Rate Risk.  We have operations in foreign locations that subject us to market risk from changes in foreign currency exchange rates.  Although the vast majority of our business is transacted in U.S. dollars, we transact business in Euro-dollars, Mexican pesos, Singapore dollars, Australian dollars, and Nigerian Naira, among others.  Historically, foreign currency exchange rate risk has not been material to our business and we have not entered into any foreign exchange contracts.  At various times, we utilize the payment structure of customer contracts to selectively hedge our exposure to exchange rate fluctuations in connection with monetary assets, liabilities, cash flows and commitments denominated in certain foreign currencies.  As we continue to grow our international operations, foreign currency exchange rate risk may become more significant and we may mitigate our foreign currency risk with foreign currency derivative instruments in the future.
Equity Price Risk.  The conversion feature embedded in the Notes constitutes a derivative liability that is required to be separately accounted for from the underlying debt instrument at fair value.  Assumptions used to model the estimated fair value of the derivative liability include our stock price and its volatility. The value of the derivative liability is sensitive to both the price of our common stock and its volatility. Holding all other assumptions constant, an increase or decrease of $0.25 to our stock price could result in a loss or gain of approximately $8.0 million. Additionally, increases in our stock price could result in additional dilution to our common stockholders if conversion of the Notes is settled in shares of our common stock.

Item 8.                  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss), equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal Dive International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP
Houston, Texas
 March 8, 2013

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,343	$15,598
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2,732 and $2,664, respectively	76,815	67,000
Contracts in progress	50,119	41,420
Income tax receivable	8,271	24,432
Other current assets	36,361	32,482
Total current assets	179,909	180,932

Property and equipment	692,416	752,994
Less - Accumulated depreciation	(268,880)	(256,223)
Net property and equipment	423,536	496,771

Deferred drydock costs, net	15,704	15,770
Other assets, net	11,524	11,467
Total assets	$630,673	$704,940

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$73,480	$78,277
Advanced billings on contracts	179	10,683
Accrued liabilities	29,432	19,868
Income tax payable	5,284	2,955
Current maturities of long-term debt	4,219	6,000
Deferred income taxes	3,100	3,269
Total current liabilities	115,694	121,052

Long-term debt	133,116	144,000
Derivative liability for conversion feature of convertible debt	22,456	—
Deferred income taxes	83,714	104,667
Other long-term liabilities	7,418	5,580
Total liabilities	362,398	375,299

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 97,878 and 96,159 shares issued and outstanding, respectively	979	962
Capital in excess of par	422,570	415,583
Accumulated other comprehensive income	2,085	2,110
Retained deficit	(154,043)	(89,014)
Equity attributable to Cal Dive	271,591	329,641
Noncontrolling interest	(3,316)	—
Total equity	268,275	329,641
Total liabilities and equity	$630,673	$704,940

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$464,847	$479,811	$536,468
Cost of sales	467,135	465,545	474,026
Gross profit (loss)	(2,288)	14,266	62,442
Selling and administrative expenses	52,934	59,181	60,138
Goodwill impairment	—	—	292,469
Asset impairment	28,756	38,199	23,242
(Gain) on sale of assets and other	(3,363)	(3,670)	(1,325)
(Recovery of) doubtful accounts	—	(2,240)	(167)
Operating loss	(80,615)	(77,204)	(311,915)
Interest expense, net	14,786	9,227	9,060
Interest expense – adjustment to conversion feature of convertible debt	(2,139)	—	—
Other (income) expense, net	(178)	337	317
Loss before income taxes	(93,084)	(86,768)	(321,292)
Income tax benefit	(24,739)	(19,871)	(5,443)
Net loss	$(68,345)	$(66,897)	$(315,849)
Loss attributable to noncontrolling interest	(3,316)	—	—
Loss attributable to Cal Dive	$(65,029)	$(66,897)	$(315,849)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.70)	$(0.73)	$(3.47)

Weighted average shares outstanding:
Basic and diluted	92,751	91,742	91,067

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(68,345)	$(66,897)	$(315,849)
Other comprehensive income (loss):
Foreign currency translation adjustment	(179)	215	796
Unrealized gain (loss) from cash flow hedge, net of tax of $83, $(40) and $139, respectively	154	(74)	259
Total other comprehensive income (loss)	(25)	141	1,055
Comprehensive loss	$(68,370)	$(66,756)	$(314,794)
Comprehensive loss attributable to noncontrolling interest	(3,316)	—	—
Comprehensive loss attributable to Cal Dive	$(65,054)	$(66,756)	$(314,794)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Equity
(in thousands)

				Accumulated
				Other
			Capital	Compre-	Retained
	Common Stock		in Excess	hensive	Earnings	Noncontrolling	Total
	Shares	Par Value	of Par	Income (Loss)	(Deficit)	Interest	Equity
Balances at December 31, 2009	93,933	$939	$399,199	$914	$293,746	$—	$694,798
Net loss					(315,849)		(315,849)
Other comprehensive income, net of tax				1,055			1,055
Stock-based compensation plans	1,532	15	7,692				7,707
Balances at December 31, 2010	95,465	954	406,891	1,969	(22,103)	—	387,711
Net loss					(66,897)		(66,897)
Other comprehensive income, net of tax				141			141
Stock-based compensation plans	694	8	8,692				8,700
Other					(14)		(14)
Balances at December 31, 2011	96,159	962	415,583	2,110	(89,014)	—	329,641
Net loss					(65,029)	(3,316)	(68,345)
Other comprehensive (loss), net of tax				(25)			(25)
Stock-based compensation plans	1,719	17	6,987				7,004
Balances at December 31, 2012	97,878	$979	$422,570	$2,085	$(154,043)	$(3,316)	$268,275

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net loss	$(68,345)	$(66,897)	$(315,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,581	66,692	68,961
Stock compensation expense	7,762	9,565	7,427
Deferred income tax (benefit) expense	(19,493)	5,179	(12,755)
(Gain) on sale of assets and other	(3,363)	(3,670)	(1,325)
(Recovery of) doubtful accounts	—	(2,240)	(167)
Amortization of debt discount and deferred financing costs	4,212	1,822	1,497
Marked-to-market adjustment of debt conversion feature	(2,139)	—	—
Goodwill impairment	—	—	292,469
Asset impairment	28,756	38,199	23,242
Changes in operating assets and liabilities:
Accounts receivable, net	(18,881)	7,113	31,391
Income tax receivable and payable, net	18,085	(23,998)	(1,448)
Other current assets	2,227	(1,687)	2,732
Deferred drydock costs	(10,516)	(6,564)	(6,639)
Accounts payable and accrued liabilities	3,728	14,646	(10,187)
Other noncurrent assets and liabilities, net	(594)	141	1,649
Net cash provided by operating activities	3,020	38,301	80,998

Cash Flows From Investing Activities:
Additions to property and equipment	(43,215)	(32,347)	(42,328)
Proceeds from sales of property and insurance recovery	21,996	7,267	4,455
Proceeds from sale-leaseback transaction	4,772	—	—
Net cash used in investing activities	(16,447)	(25,080)	(37,873)

Cash Flows From Financing Activities:
Repayments on term loan	(107,947)	(15,336)	(69,664)
Draws on revolving credit facility	283,300	236,200	25,000
Repayments on revolving credit facility	(251,500)	(236,200)	(25,000)
Issuance of convertible notes	86,250	—	—
Payment of deferred financing costs	(3,935)	(6,863)	(1,624)
Net cash provided by (used in) financing activities	6,168	(22,199)	(71,288)

Effect of exchange rate changes on cash and cash equivalents	4	—	326
Net decrease in cash and cash equivalents	(7,255)	(8,978)	(27,837)
Cash and cash equivalents, beginning of year	15,598	24,576	52,413
Cash and cash equivalents, end of year	$8,343	$15,598	$24,576
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$7,576	$6,572	$7,454
Income taxes paid (refunded), net	$(23,652)	$(852)	$11,779
Non-cash changes in assets and liabilities:
Changes in additions to property and equipment in accounts payable	$(9,511)	$10,200	$160

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization
We are a marine contractor that provides manned diving, pipelay and pipe burial, platform installation and salvage and light well intervention services to a diverse customer base in the offshore oil and natural gas industry.  We offer our customers these complementary services on an integrated basis for more complex offshore projects, which maximizes efficiencies for our customers and enhances the utilization of our fleet.  Our headquarters are located in Houston, Texas.
Our global footprint encompasses operations on the Gulf of Mexico OCS, and in the Northeastern U.S., Latin America, Southeast Asia, China, Australia, West Africa, the Middle East and Europe.  We own a diversified fleet of surface and saturation dive support vessels and construction barges.

2.  Summary of Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (or "GAAP") and include the accounts of all majority owned and controlled subsidiaries after the elimination of intercompany transactions.  Our financial statements for prior periods include reclassifications that are made to conform to the current year presentation.  These reclassifications relate to the consolidated statements of cash flows between operating and financing activities and did not impact our reported net loss or equity.
We consolidate entities when we have the power to direct the activities of a variable interest entity that most significantly impact economic performance and (i) the obligation to absorb losses of an entity or (ii) the right to receive benefits from the entity.  This determination involves the use of judgment.  We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity's returns and/or losses.  We use the cost method of accounting where we are unable to exert significant influence over the entity.
Subsequent Events
We conducted our subsequent events review through the date these annual consolidated financial statements were filed with the SEC.  There were no subsequent events identified requiring disclosure.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported in the financial statements and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to bad debts, equity based compensation, intangible assets, property and equipment, income taxes, self-insurance reserves, fair value measurements, revenues, expected costs to complete construction and capital projects and contingent liabilities. In making judgments about the estimated carrying values of assets and liabilities, we use our historical experience and various other assumptions that we believe to be reasonable under the circumstances. These estimates may be revised from time to time with changes in experience or in assumptions, and actual results may differ from estimates.
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
Changes in the expected cost of materials and labor, productivity, scheduling and other factors may affect the total estimated costs. Additionally, external factors, including weather or other factors outside of our control, may also affect the progress and estimated cost of a project's completion and, therefore, delay the timing of income and revenue recognition. We routinely review estimates related to our contracts and reflect revisions to profitability in earnings on a current basis. If a current estimate of total contract cost indicates an ultimate loss on a contract, we recognize the projected loss in full when it is first determined. We recognize additional contract revenue related to claims when the claim is probable and legally enforceable.
The asset "contracts in progress" represents revenues from time, materials and equipment contracts for work performed during the period that has not yet been invoiced, and costs and estimated earnings recognized as revenue on the percentage-of-completion method in excess of amounts billed as determined on an individual contract basis.  The liability "advanced billings on contracts" represents amounts billed in excess of costs and estimated earnings recognized as revenue, on the percentage-of-completion method on an individual contract basis. All amounts included in contracts in progress at December 31 are expected to be billed and collected within one year.  The following is a summary of the components of contracts in progress (in thousands):
	December 31,
	2012	2011
Unbilled revenue from time, material and equipment contracts	$23,119	$27,463
Revenue recognized on the percentage-of-completion method in excess of amounts billed	27,000	13,957
	$50,119	$41,420

Cash and Cash Equivalents
We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months.

Accounts Receivable and Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts to record accounts receivable at their net realizable value.  A significant amount of judgment is involved in recording and making adjustments to this reserve.  Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies.  Depending on how these issues are resolved, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required and are charged to expense.  If we exhaust all collection efforts and determine that the balance will never be collected, we write off the accounts receivable and the associated allowance for doubtful accounts.  The table below presents the year-over-year change of our allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2012	$2,664	$—	$—	$68	$2,732
2011	6,039	(2,240)	(1,136)	1	2,664
2010	7,286	(167)	(1,398)	318	6,039

Included in accounts receivable at December 31, 2012 and 2011 is $5.2 million owed from a customer in Southeast Asia which is overdue but could not be collected due to our customer's involvement in certain customs issues with a local government.  We are not involved in these issues and this receivable has not been disputed by either our customer or the end client.  During the fourth quarter 2012, we won an arbitration award of the entire amount due and we have also obtained an order of a Hong Kong court permitting us to enforce the award as a judgment of the court.  We continue to believe that we will ultimately collect this receivable from either our customer or directly from the end client.

Retention is not immediately collectible under the retainage provisions of our contracts.  We include retainages expected to be collected within one year in accounts receivable - trade.  Retainages expected to be collected after one year are included in other assets.  The following amounts represent retainages on contracts (in thousands):
	December 31,
	2012	2011
Retainages expected to be collected within one year	$133	$3,636
Retainages expected to be collected after one year	—	—
Total retainages	$133	$3,636

Major Customers and Concentration of Credit Risk
Our customers consist primarily of major and independent oil and natural gas producers, national oil companies, pipeline transmission companies and offshore engineering and construction firms. We occasionally require collateral in the form of bank guarantees and letters of credit to support contractual payment obligations. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2012 — Pemex 18% and Apache Corporation 16%; 2011 — AJ Lucas Australia 14% and Chevron Corporation 13%; and 2010 — Chevron Corporation 16%, BP Exploration and Production 13%, and Apache Corporation 10%.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. We depreciate our assets on the straight-line method over their estimated useful lives. Depreciation expense was $52.5 million, $57.0 million and $57.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The following is a summary of the estimated useful lives of our asset classes:

Description	Years
Vessels	15 - 20
Portable saturation diving systems	10 - 20
Machinery and equipment	5 - 10
Buildings, leasehold improvements and other	3 - 20

The cost of repairs and maintenance is charged to operations as incurred, while the cost of improvements is capitalized and depreciated over the useful life of the asset. Total repair and maintenance charges were $10.2 million, $12.0 million and $16.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.  When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income.
A long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  For long-lived assets to be held and used, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. We determine whether an impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If it is determined that an impairment has occurred, we record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset's estimated future cash flows is determined to be less than its net carrying value.  The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future.  The development of future cash flows and the determination of fair value for an asset involve significant judgment and estimates.  See Note 4 for discussion of impairment charges recorded during 2012, 2011 and 2010.
Assets are classified as held for sale and included in other current assets when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. Included in current assets as assets held for sale at December 31, 2012 are four dive support vessels, two construction barges, four portable saturation diving systems and two facilities.  Included in assets held for sale at December 31, 2011 are our Singapore facility and a dive support vessel located in Southeast Asia, both of which were sold during 2012.
Capitalized Interest
Interest on borrowed funds is capitalized on major capital projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset in the same manner as for the underlying asset. Interest capitalized for the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.1 million and $0.7 million, respectively.
Recertification Costs and Deferred Drydock Charges
Our vessels are required by regulation to be recertified after certain periods of time.  Typically, these recertification costs are incurred while the vessel is in drydock. In addition, while the vessel is in drydock, routine repairs and maintenance of the vessel and, if necessary, major replacements and improvements, are performed. We expense routine repairs and maintenance costs when they are incurred. We defer and amortize drydock and related recertification costs over the period for which the certificate issued is valid, which ranges from 24 months to 60 months. A drydock and related recertification process typically takes between one to two months, a period during which the vessel is not available to earn revenue. Major replacements and improvements that extend the vessel's economic useful life or functional operating capability, are capitalized as property and equipment and depreciated over the remaining estimated economic useful life of the vessel. Inherent in this process are estimates we make regarding the specific cost incurred and the period that the incurred cost will benefit.

As of December 31, 2012 and 2011, capitalized deferred drydock and related recertification costs totaled $8.4 million and $15.8 million, respectively. During the years ended December 31, 2012, 2011 and 2010, drydock amortization expense was $8.1 million, $7.4 million and $9.1 million, respectively.
Deferred Financing Costs
Deferred financing costs associated with long-term debt are carried at cost and are amortized to interest expense using the effective interest method over the life of the related debt instrument. When the related debt instrument is retired, any remaining unamortized costs are included in the determination of the gain or loss on the extinguishment of the debt.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  We elected November 1st as our annual impairment assessment date for goodwill and other intangible assets. During 2010, we impaired the entire balance of $292.5 million of our goodwill.  Since December 31, 2010, we have not had any goodwill on our balance sheet.  We do not have any other non-amortizing intangible assets.  As of December 31, 2012, we had $0.5 million of other intangibles with determinable lives mostly related to customer relationships that are amortized on a straight line basis with a weighted average remaining amortization period of 1.2 years.  As of December 31, 2011, the balance of other intangible assets was $1.6 million.  Total amortization expense for intangible assets for the years ended December 31, 2012, 2011, and 2010 was $1.1 million for each year.
Derivative Instruments and Fair Value Measurements
Embedded Conversion Feature

 We evaluated the conversion feature of our 5.0% senior convertible notes due 2017 (or "Notes") at inception to determine if the equity conversion option on the debt would be considered a derivative and should be bifurcated or classified within equity. We determined at the time of issuance that the conversion feature of the Notes did not meet the criteria for equity classification based on the settlement terms of the Notes; thus the conversion feature has been recognized as a derivative liability.  We estimate the fair value of the derivative liability at each balance sheet date using a binomial lattice model.  Changes in the fair value of the derivative liability are recognized in earnings.  We also evaluate, at each balance sheet date, whether reclassification of the conversion feature is required.

Fair Value Measurements

The standard on fair value measurements defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. This standard defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

This standard also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. This standard establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities;

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets;

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
Self-Insurance Reserves
We carry hull and increased value insurance, which provides coverage for physical damage to an agreed amount for each vessel. We maintain deductibles that vary between $25,000 and $500,000 based on the value of each vessel.  With our July 1, 2012 renewal and certain insured value changes, our marine package annual aggregate deductible remained at $3,000,000. We also carry protection and indemnity (or "P&I") insurance, which covers liabilities arising from vessel operations, and general liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and general liability is $100,000 per occurrence. Onshore employees are covered by workers' compensation which is subject to a $250,000 per occurrence deductible. Offshore employees, including divers and tenders and marine crews, are covered by a separate P&I policy covering our maritime employers liability (or "P&I/MEL").  The P&I/MEL policy has a deductible of $100,000 per occurrence plus a $2 million annual aggregate for claims prior to July 1, 2009.  For claims arising after July 1, 2009, the P&I/MEL insurance policy deductible was increased to $250,000 per occurrence with $750,000 in coverage available above the deductible.  However, this $750,000 coverage layer is subject to a $3.0 million annual aggregate deductible. In addition, we carry umbrella liability insurance with a total limit of $500 million in excess of primary limits, subject to an additional aggregate deductible of $1 million for MEL claims only. Our self-insured retention on our medical and health benefits program for employees is $400,000 per participant.
The accruals that we maintain on our consolidated balance sheet relate to these deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. To assist management with the liability amount for our self-insurance reserves, we utilize the services of a third party actuary. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims.
Foreign Currency Translation
The functional currency of our operations in Australia is the local currency. The U.S. dollar is the designated functional currency for all of our other foreign operations. Results of operations for foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using average exchange rates during the period. Assets and liabilities of these foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet date, and the resulting translation adjustments are accumulated as a component of stockholders' equity. All foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations.

Stock-Based Compensation Plans
We measure restricted stock awards at fair value on the date they are granted to employees and recognize compensation cost in our financial statements over the requisite service period.
The fair value of the liability incurred for performance share units is revalued at the end of each reporting period through settlement using the Monte Carlo simulation methodology.  Changes in the fair value of the liability for performance share units that occur during the requisite service period are recognized as compensation expense based on the percentage share of the requisite service that has been rendered at that date.  As the Compensation Committee of the Board of Directors has determined to pay cash to settle our liability for performance share units, if any, at the end of the service period, we record a liability for these financial instruments on our balance sheet rather than as an increase to equity.
Income Taxes
We recognize income tax expense for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The current provision for income tax is based upon the current tax laws and our interpretation of these laws, as well as the probable outcomes of any foreign or domestic tax audits. We compute deferred income taxes using the liability method. We provide for deferred income taxes on all temporary differences between the financial-reporting basis and the tax basis of our assets and liabilities by applying enacted statutory tax rates, applicable to future years. Allowable tax credits are applied currently as reductions to the provisions for income taxes. A valuation allowance for deferred tax assets is recorded when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. We do not provide for U.S. income taxes on foreign subsidiaries' undistributed earnings intended to be indefinitely reinvested in foreign operations.
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
Comprehensive (Loss)
We display comprehensive (loss) and its components in our financial statements, and we classify items of comprehensive income by their nature in our financial statements and display the accumulated balance of other comprehensive income separately in our stockholders' equity.
Earnings Per Share
Basic earnings per common share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the treasury stock method.
Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (or "FASB") issued Accounting Standards Update (or "ASU") 2011-05, Presentation of Comprehensive Income. ASU 2011-05 eliminates the option of presenting comprehensive income as a component of the Consolidated Statement of Equity and instead requires comprehensive income to be presented as a component of the Consolidated Statement of Operations or in a separate Consolidated Statement of Comprehensive Income immediately following the Consolidated Statement of Operations. We adopted ASU 2011-05 on January 1, 2012, and are presenting our comprehensive (loss) in a separate Consolidated Statement of Comprehensive (Loss)  in this annual report on Form 10-K.

We do not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

3.  Details of Certain Accounts

Other current assets consisted of the following as of December 31, 2012 and 2011 (in thousands):
	December 31,
	2012	2011
Insurance claims to be reimbursed	$112	$226
Prepaid job costs	3,776	3,298
Prepaid insurance	3,641	3,597
Prepaid other	737	1,887
Other receivables	3,239	2,853
Assets held for sale (1)	23,603	14,771
Supplies and spare parts inventory	1,250	1,528
Other	3	4,322
	$36,361	$32,482

(1)
As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third and fourth quarters of 2012 we entered into a plan to sell various non-core vessels, property and equipment.  The amount recorded in assets held for sale at December 31, 2012 includes four dive support vessels, two construction barges, four portable saturation diving systems and two facilities.  We expect to sell these assets over the next twelve months using brokers to assist with the marketing effort.  In conjunction with placing these assets as held for sale, we recorded $27.4 million of impairment charges over the third and fourth quarters of 2012 related to the adjustment of the carrying value of these assets to their estimated fair value.

Included in current assets as assets held for sale at December 31, 2011, was our Singapore facility and a dive support vessel located in Southeast Asia.  Due to the highly competitive nature of the Southeast Asia market and the increased marine construction capacity available in that area, we elected to market these assets for sale to reduce our cost and operational structure in that region. We completed the sale of the dive support vessel in the first quarter 2012 for net proceeds of $9.9 million.  We completed the sale of our Singapore facility at the end of the second quarter for net proceeds of $6.4 million.  We used the total net proceeds of $16.3 million from these sales to prepay a portion of our term loan as required by our credit facility during the second quarter 2012.

Other long-term assets, net, consisted of the following as of December 31, 2012 and 2011 (in thousands):
	December 31,
	2012	2011
Intangible assets with finite lives, net	$521	$1,630
Deferred financing costs, net	10,234	8,684
Equipment deposits and other	769	1,153
	$11,524	$11,467

Accrued liabilities consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Accrued payroll and related benefits	$4,232	$3,831
Unearned revenue	1,543	567
Insurance claims to be reimbursed	112	224
Self-insurance reserves	7,986	7,281
Interest rate swap	357	344
Accrued taxes other than income	8,343	2,845
Accrued interest	2,013	591
Financed insurance premium	2,165	—
Other	2,681	4,185
	$29,432	$19,868

Other long-term liabilities consisted of the following as of December 31, 2012 and 2011 (in thousands):
	December 31,
	2012	2011
Uncertain tax position liability	$5,820	$4,077
Other	1,598	1,503
	$7,418	$5,580

4.  Property and Equipment

The following is a summary of the components of property and equipment before accumulated depreciation (in thousands):

	December 31,
Description	2012	2011
Vessels	$569,971	$587,703
Portable saturation diving systems	47,384	73,057
Machinery and equipment	55,530	53,957
Buildings, leasehold improvements and other	19,531	38,277
Total property and equipment	$692,416	$752,994

Over the third and fourth quarters of 2012, we recorded $27.4 million of impairment charges related to the adjustment of the carrying value for certain assets we classified as held for sale to reduce them to fair value and during the first quarter 2012, we recorded a $1.4 million impairment charge related to a non-core asset to reduce the fair value to zero.  The fair value of these assets at December 31, 2012 was $23.6 million and the measurements were based on expected proceeds from potential buyers and market based appraisals.  These assets were classified as assets held for sale and included in other current assets in our consolidated balance sheet at December 31, 2012.
During the third quarter 2011, we determined that impairment indicators existed with respect to certain of our long-lived fixed assets including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region and an idle shallow water pipelay barge from which most of its equipment had been removed.  We evaluated the recoverability of these fixed assets, the fair value of which we included in the impairment analysis determined by using the income valuation approach, market based appraisals and estimated scrap value.  As a result of this analysis we recorded a $36.6 million pre-tax asset impairment charge for the quarter ended September 30, 2011.  In the fourth quarter 2011, the dive support vessel was further impaired by $1.6 million based on a market price offer received in February 2012. This vessel was classified as assets held for sale and included in other current assets in our consolidated balance sheet at December 31, 2011.

During the third quarter 2010, we performed an impairment test on four idle construction barges and determined that they were subject to impairment indicators resulting from the uncertain outlook regarding their future utilization.  The fair values of three of the barges were determined using the income valuation approach and the fair value of the fourth barge was based on its scrap value.  As a result of this analysis we recorded a $23.2 million pre-tax asset impairment charge for the third quarter ended September 30, 2010.

5.  Derivative Instruments and Fair Value Measurements

Conversion Feature of Convertible Debt

We determined at the time of issuance that the conversion feature of the Notes did not meet the criteria for equity classification based on the settlement terms of the Notes; thus the conversion feature has been recognized as a derivative liability.  The initial value allocated to the derivative liability at issuance of the Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability are recognized in earnings.   At December 31, 2012, the fair value of the derivative liability was $22.5 million.  The marked-to-market adjustment of the fair value of our derivative liability for the year ended December 31, 2012 was $2.1 million.
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

     Convertible Debt and Conversion Feature

The fair value of the Notes is determined based on similar debt instruments that do not contain a conversion feature.   At December 31, 2012, the Notes were trading at 102% of par value based on limited quotations, and include a value associated with the conversion feature of the Notes.  The Notes had a fair value of $65.5 million at December 31, 2012.  The estimated fair value of the derivative liability for the conversion feature is computed using a binomial lattice model.  The main inputs and assumptions into the binomial lattice model are our stock price at the end of the period, expected volatility, credit spreads and the risk-free interest rate. These inputs and assumptions are determined based on current market data and are not viewed as having significant sensitivity, except for expected volatility.  The conversion feature is presented under long-term debt in the accompanying consolidated balance sheet.  The fair value measurement for the derivative liability of our convertible debt was as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
As of December 31, 2012:	Level 1	Level 2	Level 3
Long term liabilities
Derivative liability for conversion feature of convertible debt	$—	$—	$22,456

     Measurements on a Non-recurring Basis

For the year ended December 31, 2012, we recorded a $27.4 million impairment charge related to the adjustment of the carrying value for certain assets we classified as held for sale during the third and fourth quarters 2012 to reduce them to fair value and a $1.4 million impairment charge related to a non-core asset to reduce the fair value to zero during the first quarter 2012.  The fair value of these assets at December 31, 2012 was $23.6 million and the measurements were based on Level 3 inputs and include expected proceeds from potential buyers and market based appraisals.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2012.

For the year ended December 31, 2011, we recorded a $38.2 million impairment charge related to certain fixed assets. The fair values of the impaired fixed assets held for use and held for sale were reduced to $18.4 million and $10.0 million, respectively.  The fair value of these assets, based on Level 3 inputs, was determined using the income valuation approach, market based appraisals and estimated scrap value.

For the year ended December 31, 2010, we recorded a $23.2 million impairment charge on four idle construction barges.  The fair value measurements were based on Level 3 inputs using the income valuation approach and scrap value.

6.  Long-term Debt
Long-term debt consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Revolving credit loans due 2016	$31,800	$—
Term loan due 2016	42,053	150,000
Convertible notes due 2017, net of unamortized discount of $22,768	63,482	—
Total debt	137,335	150,000
Less current portion	(4,219)	(6,000)
Long-term debt	$133,116	$144,000

Senior Secured Credit Facility

We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $125 million variable-interest revolving credit facility (the "Credit Agreement").  In addition to making required quarterly principal payments during 2012, we prepaid $16.3 million of the term loan during the second quarter 2012 with the net proceeds from the sale of a dive support vessel and our Singapore facility and prepaid $4.8 million of the term loan during the third quarter 2012 with the net proceeds from the sale of one of our domestic facilities.  Additionally, at December 31, 2012, we have certain non-core assets classified as held for sale and the net proceeds from the sale of any of these assets is expected to be used to repay debt under the Credit Agreement.  On July 18, 2012, we issued $86.25 million aggregate principal amount of Notes and used the net proceeds of approximately $83.0 million to prepay a significant portion of the outstanding principal under the term loan.  See discussion of the Notes below.  At December 31, 2012, we had an outstanding principal balance under the term loan of $42.1 million.  Based on this remaining balance, the quarterly principal payments will be $0.6 million until June 30, 2013 when such payments will increase to $1.2 million for the duration of the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $27 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

Additionally, as of December 31, 2012, we had $31.8 million outstanding under our revolving credit facility and $13.6 million of issued and outstanding letters of credit under our revolving credit facility.  Outstanding warranty and bid bonds at December 31, 2012 were $2.6 million.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not restricted during the year provided we are in compliance with existing financial covenants.  At December 31, 2012, based on a 5.00x consolidated leverage covenant for this quarterly determination date, we had $79.6 million available for borrowing under the revolving credit facility.

The Credit Agreement may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus one-half of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin. The interest rate margins on loans range from 3.50% to 4.25% on Eurodollar Rate Loans and 2.50% to 3.25% on Base Rate Loans. The interest rate margins on loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the Credit Agreement.

The Credit Agreement, as amended, imposes a collateral coverage sublimit on the amount available under the revolving credit facility equal to the sum of (i) 80% of the orderly liquation value of each of our vessels that are subject to a vessel mortgage, and (ii) 80% of the value of all of our and our subsidiaries' account receivables, less the outstanding amount of the term loan. Once we deliver a compliance certificate that demonstrates a consolidated leverage ratio, as defined in the Credit Agreement, of not more than 3.75x and a fixed charge coverage ratio of not less than 1.25x as of the end of the most recent fiscal quarter, the collateral coverage sublimit will be removed.

Effective July 9, 2012, we amended our Credit Agreement to, (i) allow us to issue convertible senior notes in an aggregate principal amount not to exceed $100 million, that may be converted into cash, common stock or a combination of cash and common stock, so long as (a) any such notes mature at least six months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity (other than as specifically permitted), (c) the covenants governing such notes, taken as a whole, are no more restrictive than the Credit Agreement covenants, and (d) all of the net proceeds of such notes are used to prepay outstanding amounts under the Credit Agreement; (ii) exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of "Consolidated Funded Indebtedness" (as defined in the Credit Agreement), which then results in the exclusion of such unsecured indebtedness from the calculation of the consolidated leverage ratio; and (iii) require us to maintain a threshold of $25 million in liquidity (defined to include unused capacity under the revolving loan portion of the Credit Agreement and immediately available cash held in deposit accounts of any loan party) in certain circumstances where cash payments are made on any convertible senior notes as a result of any conversion of such notes into cash, in whole or in part.

Effective November 2, 2012, we entered into a further amendment to our Credit Agreement to:  (i) increase the maximum permitted consolidated leverage ratio for the fiscal quarter ended December 31, 2012 to not more than 5.00x; and (ii) increase the amount permitted under sale-leaseback transactions to $15 million per year.  As part of the amendment, the size of the revolving credit facility under the Credit Agreement was permanently reduced from $150 million to $125 million on November 30, 2012.

The financial ratios under the Credit Agreement require that:

•	our consolidated leverage ratio as of the last day of any fiscal quarter be no greater than:

Fiscal Quarter Ending	Ratio
December 31, 2012	5.00x
March 31, 2013 and thereafter	3.75x

•	our fixed charge coverage ratio be no less than:

Fiscal Quarter Ending	Ratio
December 31, 2012 and thereafter	1.25x

At December 31, 2012, we were in compliance with all debt covenants contained in our Credit Agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

For the year ended December 31, 2012 and 2011, we deferred fees in connection with amendments to our credit facility of $0.4 million and $6.9 million, respectively.  These deferred loan fees are being amortized over the remainder of the term of the credit facility ending with the facility's maturity in April 2016.
Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount (which includes $11.25 million to cover over-allotments) of 5.0% convertible senior Notes due 2017 at a price equal to 100% of the principal amount.  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses.  We used all of the net proceeds to repay a substantial portion of the term loan under our senior secured credit facility.  In connection with the issuance of the Notes, we paid and capitalized approximately $3.5 million of loan fees which will be amortized to interest expense over the term of the Notes.

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

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may not convert their Notes (all or a portion thereof) except under certain circumstances.  These circumstances, as set forth in the indenture governing the Notes, relate to (i) the price of our common stock; (ii) the price of the Notes; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time with settlement of all Notes converted during the period occurring on July 15, 2017.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock and represents an approximately 20% premium over the closing sale price of our common stock on July 12, 2012, which was $1.87 per share).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of December 31, 2012, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.

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

NYSE rules limit the number of shares of our common stock that we may issue upon conversion of the Notes. We may not elect to issue shares of common stock upon conversion of the Notes to the extent such election would result in the issuance of more than 19.99% of our common stock outstanding immediately before the issuance of the Notes until we receive stockholder approval for such issuance.  The number of shares of our common stock that would be needed upon a full conversion of the Notes was greater than 19.99% of the total number of shares of our common stock outstanding at the issuance date of the Notes.  In the event of a conversion of the Notes prior to our obtaining stockholder approval of the issuance of shares of our common stock in excess of the NYSE 19.99% limitation, we will be required to pay cash to converting holders in lieu of delivering any shares of our common stock that would be in excess of such limitation.

We determined at the time of issuance that the conversion feature of the Notes did not meet the criteria for equity classification based on the settlement terms of the Notes. The conversion feature is recognized as a derivative liability and is presented under long-term debt in the accompanying consolidated balance sheet.  The initial value allocated to the derivative liability was $24.6 million of the $86.25 million principal amount of the Notes, which also represents the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 13.3%. During each reporting period, the derivative liability is marked to fair value through interest expense. As of December 31, 2012, the derivative liability had a fair value of $22.5 million. The adjustment to fair value during 2012 was $2.1 million, recorded as a reduction of interest expense, and reflects the decrease in our stock price from the date of issuance through December 31, 2012.

If we obtain stockholder approval for the issuance of common stock in excess of the 19.99% limitation allowing the conversion of the Notes to be settled in full with shares of our common stock, we will reassess the classification of the conversion feature.

Because it is our intent to settle the principal portion of the Notes in cash, we will use the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature.  The Notes were anti-dilutive for the year ended December 31, 2012.

Principal Repayments

Aggregate maturities of principal amounts of our total debt for each of the next five years and thereafter are as follows (in thousands):

Years Ended December 31,
2013	$4,219
2014	4,821
2015	4,821
2016	59,992
2017	86,250
Thereafter	—
$160,103

As of December 31, 2012, 2011 and 2010, the weighted average interest rate of our variable rate debt was 4.9%, 4.9% and 2.9%, respectively.

Deferred Financing Costs

As of December 31, 2012 and 2011, deferred financing costs totaled $10.2 million and $8.7 million, respectively.  We capitalized $3.9 million and $6.9 million of costs related to our debt during 2012 and 2011, respectively, and amortized $2.4 million and $1.8 million for the year ended December 31, 2012 and 2011, respectively.

7.  Commitments and Contingencies
Lease Commitments
We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under non-cancellable operating leases.
Future minimum lease payments under these leases and long term vessel charters for each of the next five years and thereafter are as follows (in thousands):
Years Ended December 31,
2013	$16,130
2014	15,666
2015	7,706
2016	1,246
2017	844
Thereafter	2,615
$44,207

We are also party to a significant number of month-to-month leases that are cancellable at any time.  Operating lease expense was approximately $12.0 million, $4.9 million and $5.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Self-Insurance Reserves
We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets. Such amounts were $0.1 million and $0.2 million as of December 31, 2012 and 2011, respectively. We have not historically incurred significant losses as a result of claims denied by our insurance carriers.
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

8.  Income Taxes
The sources of our income (loss) before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic and foreign summary:
U.S.	$(100,781)	$(93,653)	$(293,034)
Foreign	7,697	6,885	(28,258)
(Loss) before income taxes	$(93,084)	$(86,768)	$(321,292)

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):
	Year Ended December 31,
	2012	2011	2010
Current:
U.S.	$(9,627)	$(27,866)	$10,299
Foreign	4,381	3,204	(2,988)
Total current provision for income taxes	(5,246)	(24,662)	7,311

Deferred:
U.S.	(23,710)	(2,683)	(12,058)
Foreign	(428)	7,714	(4,120)
Change in valuation allowance	4,645	(240)	3,424
Total deferred provision for income taxes	(19,493)	4,791	(12,754)
Total provision for income taxes	$(24,739)	$(19,871)	$(5,443)

For the year ended December 31, 2012, we continued to carry a valuation allowance for certain foreign jurisdictions as they had cumulative losses or we expect them to have a loss for three consecutive years.  In addition, during the fourth quarter 2012, the Company recorded a valuation allowance of $3.6 million on all of its foreign tax credit carryforwards.  Management determined it was not probable that the foreign tax credits would be utilized before expiration primarily due to our expectation of earnings to be generated prospectively in foreign jurisdictions where tax rates are closer to the U.S. statutory rate as compared to prior periods where foreign earnings were generated in jurisdictions with lower tax rates.  Additional valuation allowances may be made in the future if in management's opinion it is more likely than not that the tax benefit will not be realized.

The change in our valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$6,361	$6,601	$3,177
Certain foreign jurisdictions net operating loss	1,551	(240)	3,424
Foreign tax credit	3,550	—	—
Equity investments	(456)	—	—
Change in valuation allowance	4,645	(240)	3,424
Ending balance	$11,006	$6,361	$6,601

The primary differences between the U.S. statutory rate and our effective rate were as follows:

	Year Ended December 31,
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign activity taxed at local rates	—	(7.7)	(2.3)
Change in valuation allowance	(5.0)	0.3	(1.1)
Uncertain tax positions	(1.9)	(3.3)	0.5
Goodwill impairment	—	—	(30.3)
Other	(1.5)	(1.4)	(0.1)
Effective rate	26.6%	22.9%	1.7%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2012 and 2011 were as follows (in thousands):
	December 31,
	2012	2011
Deferred tax liabilities:
Depreciation	$104,216	$111,798
Deferred drydock costs	5,194	3,856
Prepaid and other	5,331	7,995
Total deferred tax liabilities	114,741	123,649
Deferred tax assets:
Net operating loss	(26,469)	(6,595)
Reserves, accrued liabilities and other	(8,914)	(11,384)
Foreign tax credit	(3,550)	(4,095)
Total deferred tax assets	(38,933)	(22,074)
Valuation allowance	11,006	6,361
Net deferred tax liability	$86,814	$107,936

Deferred income tax is presented as:
Current deferred tax liability	$3,100	$3,269
Non-current deferred tax liability	83,714	104,667
Net deferred tax liability	$86,814	$107,936

We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings indefinitely invested overseas. For 2012, the amount of indefinitely invested foreign income was $3.5 million. We have cumulative net unremitted earnings from foreign subsidiaries of approximately $42.7 million as of December 31, 2012. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.
For U.S federal income tax purposes, we have net operating loss (or "NOL") carryforwards of approximately $62.1 million that, if not utilized, will expire at various times beginning in 2016. Additionally, we have foreign NOL carryforwards of approximately $19.3 million, which do not expire. We provide a valuation allowance against NOL carryforwards for each jurisdiction based on our consideration of existing temporary differences and expected future earning levels in each jurisdiction. For U.S. federal income tax purposes, we have foreign tax credit carryforwards of approximately $3.6 million, which if not utilized, begin to expire in 2016.
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
The changes in our unrecognized tax benefits are as follows (in thousands):
	Year Ended December 31,
	2012	2011	2010
Balance as of January 1	$3,755	$955	$767
Increases related to current year tax positions	865	3,000	—
Increases related to prior year tax positions	—	—	188
Changes related to expiration of statutes of limitations	—	(200)	—
Balance as of December 31	$4,620	$3,755	$955

The changes in interest and penalties related to our unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance as of January 1	$322	$239	$1,984
Changes related to prior year tax positions	878	47	(1,745)
Changes related to expiration of statutes of limitations	—	36	—
Balance as of December 31	$1,200	$322	$239

If reversed, our unrecognized tax benefit of $4.6 million and $3.8 million at December 31, 2012 and 2011, respectively, would reduce our provision for income taxes and would affect the effective tax rate.  To the extent accrued interest and penalties of $1.2 million and $0.3 million at December 31, 2012 and 2011, respectively, relating to unrecognized tax benefits, are not actually assessed, the liability will be reversed with an impact on our provision for income taxes and affect the effective tax rate.  We do not expect a material change to the unrecognized tax benefits during the next 12 months.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. Our three major jurisdictions are the U.S, Mexico and Australia.  We anticipate that any potential adjustments to our federal, state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on our financial position.  Our tax years for 2009 through 2011 will be examined by the U.S. Internal Revenue Service beginning in 2013. Generally, our 2007 through 2012, as well as Horizon's 2007 tax year remain subject to examination by the appropriate international governmental agencies and Horizon's U.S. NOL carryforward is subject to review.
While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.
9.  Earnings (Loss) Per Share
Basic earnings (loss) per share (or "EPS") is computed by dividing net income (loss) attributable to Cal Dive by the weighted average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock method.  The components of basic and diluted EPS for common shares for the three years ended December 31, 2012, 2011 and 2010 were as follows (in thousands, except per share amounts):
	Year Ended December 31,
	2012	2011	2010
Numerator:
Loss attributable to Cal Dive	$(65,029)	$(66,897)	$(315,849)

Denominator:
Basic weighted average shares outstanding	92,751	91,742	91,067
Dilutive outstanding securities(1)	—	—	—
Diluted weighted average shares outstanding	92,751	91,742	91,067

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.70)	$(0.73)	$(3.47)

(1)
Approximately 4.2 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive.  Additionally, the Notes are only dilutive to the extent we generate net income and the average stock price during the period is greater than the conversion price of the Notes.

10.  Stockholder's Equity
As of December 31, 2012 and 2011, we had 240,000,000 shares of common stock authorized with a $0.01 par value per share, of which 97,878,411 shares were issued and outstanding at December 31, 2012 and 96,158,554 shares were issued and outstanding at December 31, 2011.  No dividends were declared or paid during 2012, 2011 and 2010.  We currently do not intend to pay dividends.
11.  Employee Benefit Plans
Defined Contribution Plan
Under a defined contribution 401(k) retirement plan provided by us for the purpose of providing retirement benefits for substantially all of our employees, both the employees and we have historically made contributions to the plan. Prior to 2010, we matched a portion of each employee's contribution, and our contributions were in the form of cash and equaled 50% of each employee's contribution, up to 5% of the employee's salary. In the first quarter of 2010, we suspended our matching contributions indefinitely.  We do not offer participants the option to purchase shares of our common stock through the 401(k) plan.

Stock-Based Compensation Plans
Long-Term Incentive Plan
Under an incentive plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007, up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors in the form of stock options, restricted stock or restricted stock units.  The plan is administered by the Compensation Committee of the Board of Directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the plan and any award made under the plan.  Our Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be Section 16 officers.  Awards of restricted stock granted to employees under the plan typically vest one-third per year over a three-year period, and all grants, subject to certain exceptions, are not transferable until the restrictions lapse.  As of December 31, 2012, there were less than 0.1 million shares remaining available under this incentive plan.
    Restricted Stock Awards
The following table summarizes information about our restricted shares for the years ended December 31, 2012, 2011 and 2010 (in thousands, except fair value amounts):
	2012		2011		2010
	Shares	Fair Value(1)	Shares	Fair Value(1)	Shares	Fair Value(1)
Restricted shares outstanding:
Beginning of year	3,599	$5.12	3,853	$7.05	3,235	$8.01
Granted	2,779	$1.48	1,526	$2.48	1,558	$5.77
Vested	(1,472)	$5.52	(1,286)	$7.23	(854)	$8.33
Forfeited	(665)	$4.90	(494)	$6.48	(86)	$7.36
End of year	4,241	$3.99	3,599	$5.12	3,853	$7.05
_______________________
(1) Represents the weighted average grant date market value.

Compensation cost, determined by multiplying the number of shares of restricted stock granted by the closing market price of our stock on the grant date, is recognized over the respective vesting periods on a straight-line basis.  For the years ended December 31, 2012, 2011 and 2010, compensation expense related to restricted stock was $7.7 million, $9.5 million and $7.2 million, respectively.  The total fair value of shares vested during 2012 was $8.1 million.  Future compensation cost associated with unvested restricted stock awards at December 31, 2012 totaled approximately $10.0 million.  The weighted average vesting period related to unvested restricted stock awards at December 31, 2012 was approximately 2.5 years.
Performance Share Units
During 2012, 2011, 2010 and 2009, we granted to certain of our officers and employees a total of 1,230,000, 700,576, 488,323 and 403,206 performance share units, respectively, which constitute restricted stock units under the incentive plan that vest 100% following the end of a three-year performance period.  During 2012, 179,110 performance share units were forfeited, during 2011, 158,211 performance share units were forfeited and during 2010, 51,036 performance share units were forfeited.  Additionally, based on the Company's performance over the three-year performance period for the 2009 awards which ended December 31, 2012, our Compensation Committee certified that the remaining 281,265 performance share units outstanding under the 2009 awards resulted in a zero payout and thus were forfeited.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total stockholder return relative to a peer group of companies over a three-year performance period. The awards are payable in cash unless the Compensation Committee determines to pay in stock.  In February 2013, our Compensation Committee adopted a resolution affirmatively determining to pay all outstanding performance share units in cash, if at all.  A maximum cash value of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is remeasured at each reporting period until the awards are settled. At December 31, 2012, the fair value of all awards granted was $1.0 million.  The fair values of the awards granted in 2012 will not be calculated until the first quarter of 2013.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At December 31, 2012 and 2011, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.4 million and $0.1 million, respectively.
Stock-based compensation expense (benefit) recognized for the performance units for 2012, 2011 and 2010 was $0.3 million, $(0.3) million and $0.4 million, respectively.  The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore stock-based compensation expense related to the performance share units could vary significantly in future periods.
12.  Variable Interest Entities

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

For the year ended December 31, 2012, the joint venture generated revenues of $29.3 million and recorded a net loss of $8.2 million.  No revenue or net income was recognized for the year ended December 31, 2011.  At December 31, 2012, there were approximately $24.1 million of assets and $32.4 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive.

13.  Business Segment Information
We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. For the years ended December 31, 2012, 2011 and 2010, we earned revenues of $245.5 million, $199.1 million and $110.2 million, respectively, from foreign locations. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.  Net property and equipment in foreign locations were $234.1 million and $164.9 million at December 31, 2012 and 2011, respectively.

14.  Supplemental Quarterly Financial Information (Unaudited)
The offshore marine construction industry in the Gulf of Mexico may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and natural gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months, and as a result, a disproportionate amount of our revenues and net income is earned during this period.  The following is a summary of consolidated quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2012
Revenues	$60,017	$120,321	$138,113	$146,396
Gross profit (loss)	(16,420)	153	3,901	10,078
Loss attributable to Cal Dive (1)	(24,305)	(5,699)	(15,933)	(19,092)
Loss per share attributable to Cal Dive:(3)
Basic and diluted	$(0.26)	$(0.06)	$(0.17)	$(0.21)

Fiscal 2011
Revenues	$95,431	$124,040	$132,906	$127,434
Gross profit (loss)	(7,226)	1,654	12,050	7,788
Loss attributable to Cal Dive (2)	(18,745)	(5,014)	(34,367)	(8,771)
Loss per share attributable to Cal Dive:(3)
Basic and diluted	$(0.20)	$(0.05)	$(0.37)	$(0.10)

(1)
The first, third and fourth quarters of 2012 include after-tax, non-cash impairment charges of $0.9 million, $14.8 million and $4.0 million, respectively.  The third quarter of 2012 includes a $5.4 million after-tax, non-cash gain and the fourth quarter of 2012 includes a $4.0 million after-tax, non-cash charge, both related to the marked-to-market adjustment of the conversion feature of our convertible debt.  The fourth quarter of 2012 includes a $3.5 million income tax valuation allowance.

(2)	The third and fourth quarters of 2011 include after-tax, non-cash impairment charges of $28.8 million and $1.6 million, respectively, related to fixed assets impairments.
(3)	Sum of the quarters may not equal annual earnings per share.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2012.  This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited Cal Dive International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cal Dive International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal Dive International, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012 of Cal Dive International, Inc. and Subsidiaries and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 8, 2013

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
The remaining information required by this Item 10 is incorporated by reference from our definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Stockholders.
Item 11.                  Executive Compensation
The information required by this Item 11 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Stockholders.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Stockholders.
Item 13.                  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Stockholders.
Item 14.                  Principal Accounting Fees and Services
The information required by this Item 14 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with our 2013 Annual Meeting of Stockholders.
PART IV
Item 15.                  Exhibits, Financial Statement Schedules
(a)        The following documents are filed as a part of this report:
(1)    Consolidated Financial Statements – See "Index to Consolidated Financial Statements" on page 42.

(2)    Financial Statement Schedules.
All financial statement schedules are omitted because the information is not required or because the information required is in the consolidated financial statements or notes thereto included in Item 8 of this Form 10‑K.
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

March 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Quinn J. Hébert	Chairman, President and	March 8, 2013
Quinn J. Hébert	Chief Executive Officer (Principal Executive Officer)

/s/ Brent D. Smith	Executive Vice President, Chief	March 8, 2013
Brent D. Smith	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Todd A. Dittmann	Director	March 8, 2013
Todd A. Dittmann

/s/ John T. Mills	Director	March 8, 2013
John T. Mills

/s/ David E. Preng	Director	March 8, 2013
David E. Preng

/s/ John B. Reed	Director	March 8, 2013
John B. Reed

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	001-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture, dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K	001-33206	7/18/12
10.1	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	001-33206	3/1/07
10.2	Credit Agreement dated April 26, 2011 among Cal Dive International, Inc. and Bank of America, N.A., as Administration Agent, together with the other lenders parties thereto		8-K	001-33206	4/27/11
10.3
Amendment No. 1. to Credit Agreement dated October 7, 2011, but effective as of October 11, 2011, among Cal Dive International, Inc. and Bank of America, N.A., as Administrative Agent, together with the other lenders parties thereto.
			8-K	001-33206	10/13/11
10.4
Amendment No. 2. to Credit Agreement dated as of July 9, 2012, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			8-K	001-33206	7/12/12
10.5
Amendment No. 4. to Credit Agreement dated as of November 2, 2012, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			10-Q	001-33206	11/8/12
10.6	Purchase Agreement, dated as of July 12, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and the initial purchasers named therein		8-K	001-33206	7/18/12
10.7*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Quinn J. Hébert		10-K	001-33206	2/28/08

10.8*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Quinn J. Hébert	10-K	001-33206	3/2/11
10.9*	Severance and Change of Control Agreement, dated as of January 1, 2008, between Cal Dive International, Inc. and Lisa M. Buchanan	10-K	001-33206	2/28/08
10.10*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Lisa M. Buchanan	10-K	001-33206	2/23/09
10.11*	Form of Amendment No. 2 to Severance and Change of Control Agreement, dated as of September 10, 2010, by and between Cal Dive International, Inc. and each of Quinn J. Hébert and Lisa M. Buchanan	8-K	001-33206	9/16/10
10.12*	Severance and Change of Control Agreement, dated as of August 25, 2010, by and between Cal Dive International, Inc. and Brent D. Smith	8-K	001-33206	8/31/10
10.13*	Severance and Change of Control Agreement, dated as of January 1, 2011, by and between Cal Dive International, Inc. and John R. Abadie, Jr.	10-Q	001-33206	11/2/11
10.14*	Letter Agreement, dated as of January 20, 2009, by and between Cal Dive International, Inc. and John R. Abadie, Jr.	10-K	001-33206	3/2/12
10.15*	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and executive officers	8-K	001-33206	5/11/07
10.16*	Amended and Restated Annual Performance Bonus Plan	10-K	001-33206	2/26/10
10.17*	Cal Dive International, Inc. Amended and Restated 2006 Long-Term Incentive Plan	8-K	001-33206	12/16/09
10.18*	Form of Restricted Stock Agreement for 2006 Grants to Quinn J. Hébert and Lisa M. Buchanan	10-K	001-33206	3/1/07
10.19*	Amendment No. 1 to Restricted Stock Award Agreement, dated as of December 19, 2007, by and among Cal Dive International, Inc. and Quinn J. Hébert and Lisa M. Buchanan	10-K	001-33206	2/28/08
10.20*	Amendment No. 2 to Restricted Stock Award Agreement, dated as of December 11, 2008, by and among Cal Dive International, Inc. and Quinn J. Hébert and Lisa M. Buchanan	8-K	001-33206	12/17/08
10.21*	Form of Restricted Stock Award Agreement for 2008 Grants between Cal Dive International, Inc. and each of its executive officers	10-K	001-33206	2/28/08
10.22*	Form of Restricted Stock Award Agreement for 2008 Grants to Outside Directors	10-K	001-33206	2/23/09
10.23*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants	8-K	001-33206	12/16/09
10.24*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2009 grants	8-K	001-33206	12/16/09
10.25*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its outside directors for 2010 grants	10-K	001-33206	3/2/11

10.26*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2010 grants		10-K	001-33206	3/2/11
10.27*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2011 grants		10-K	001-33206	3/2/11
10.28*	Cal Dive International, Inc. Directors Deferred Compensation Plan		10-K	001-33206	3/2/11
10.29	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2012 grants	X
14.1	Code of Ethics		10-K	001-33206	3/1/07
21.1	Subsidiaries of Cal Dive International, Inc.	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101.INS·	XBRL Instance Document
101.SCH·	XBRL Taxonomy Extension Schema Document
101.CAL·	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF·	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB·	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE·	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract or compensatory plan or arrangement.
· Furnished herewith.