Form 10-Q
period 2013-03-31
Cal Dive International, Inc.
filed 2013-05-06
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

(713) 361-2600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of April 30, 2013, the registrant had 97,925,999 shares of common stock issued and outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to "us," "we," "our," "ours," "the Company" or "CDI," we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements.

Cal Dive International, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share par value)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,050	$8,343
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2,711 and $2,732, respectively	59,678	76,815
Contracts in progress	43,542	50,119
Income tax receivable	—	8,271
Other current assets	35,540	36,361
Total current assets	149,810	179,909

Property and equipment	696,044	692,416
Less - accumulated depreciation	(281,010)	(268,880)
Net property and equipment	415,034	423,536

Deferred drydock costs, net	16,214	15,704
Other assets, net	10,510	11,524
Total assets	$591,568	$630,673

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,160	$73,480
Advanced billings on contracts	299	179
Accrued liabilities	23,307	29,432
Income tax payable	8,473	5,284
Current maturities of long-term debt	4,821	4,219
Deferred income taxes	3,034	3,100
Total current liabilities	109,094	115,694

Long-term debt	133,783	133,116
Derivative liability for conversion feature of convertible debt	22,519	22,456
Deferred income taxes	68,154	83,714
Other long-term liabilities	7,628	7,418
Total liabilities	341,178	362,398

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 97,872 and 97,878 shares issued and outstanding, respectively	979	979
Capital in excess of par	423,972	422,570
Accumulated other comprehensive income	1,824	2,085
Retained deficit	(171,693)	(154,043)
Equity attributable to Cal Dive	255,082	271,591
Noncontrolling interest	(4,692)	(3,316)
Total equity	250,390	268,275
Total liabilities and equity	$591,568	$630,673

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues	$80,919	$60,017
Cost of sales	92,436	76,437
Gross loss	(11,517)	(16,420)
General and administrative expenses	11,909	13,492
Asset impairment	125	1,351
Loss on sale of assets	20	189
Operating loss	(23,571)	(31,452)
Interest expense, net	4,632	2,300
Interest expense – adjustment to conversion feature of convertible debt	63	—
Other (income) expense, net	79	(341)
Loss before income taxes	(28,345)	(33,411)
Income tax benefit	(9,319)	(8,389)
Net loss	$(19,026)	$(25,022)
Loss attributable to noncontrolling interest	(1,376)	(717)
Loss attributable to Cal Dive	$(17,650)	$(24,305)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.19)	$(0.26)

Weighted average shares outstanding:
Basic and diluted	93,732	92,677

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss (unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(19,026)	$(25,022)
Other comprehensive income (loss):
Foreign currency translation adjustment	(274)	(123)
Unrealized gain (loss) from cash flow hedge, net of tax of $7 and $(62), respectively	13	(116)
Total other comprehensive income (loss)	(261)	(239)
Comprehensive loss	(19,287)	(25,261)
Comprehensive loss attributable to noncontrolling interest	(1,376)	(717)
Comprehensive loss attributable to Cal Dive	$(17,911)	$(24,544)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(19,026)	$(25,022)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,180	14,636
Stock compensation expense	1,448	2,378
Deferred income tax expense (benefit)	(15,560)	1,768
Loss on sale of assets	20	189
Amortization of debt discount and deferred financing costs	1,868	501
Marked-to-market adjustment of debt conversion feature	63	—
Asset impairment	125	1,351
Changes in operating assets and liabilities:
Accounts receivable, net	23,540	25,693
Income tax receivable and payable, net	11,460	(8,881)
Other current assets	(1,782)	2,244
Deferred drydock costs	(767)	(3,454)
Accounts payable and accrued liabilities	(12,277)	(32,543)
Other noncurrent assets and liabilities, net	227	454
Net cash provided by (used in) operating activities	3,519	(20,686)

Cash Flows From Investing Activities:
Additions to property and equipment	(1,081)	(15,743)
Proceeds from sales of property	—	10,072
Net cash used in investing activities	(1,081)	(5,671)

Cash Flows From Financing Activities:
Repayments on term loan	(603)	—
Draws on revolving credit facility	56,500	49,300
Repayments on revolving credit facility	(55,600)	(29,300)
Net cash provided by financing activities	297	20,000

Effect of exchange rate changes on cash and cash equivalents	(28)	2
Net decrease in cash and cash equivalents	2,707	(6,355)
Cash and cash equivalents, beginning of period	8,343	15,598
Cash and cash equivalents, end of period	$11,050	$9,243

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

Our global footprint encompasses operations on the Gulf of Mexico Outer Continental Shelf (or "OCS"), and in the Northeastern U.S., Latin America, Southeast Asia, China, Australia, West Africa, the Middle East and Europe.  We own a diversified fleet of surface and saturation dive support vessels and construction barges.

Preparation of Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reporting required to be filed with the Securities and Exchange Commission (or "SEC") and do not include all information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (or "GAAP").

The accompanying consolidated financial statements have been prepared in conformity with GAAP, and our application of GAAP for purposes of preparing the accompanying consolidated financial statements is consistent in all material respects with the manner applied to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2012 (or "2012 Form 10-K").  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

Our balance sheet as of December 31, 2012 included herein has been derived from the audited balance sheet as of December 31, 2012 included in our 2012 Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2012 Form 10-K, which contains a summary of our significant accounting policies and estimates and other disclosures.  Interim results should not be taken as indicative of the results that may be expected for any other interim period or the year ending December 31, 2013.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were issued with the SEC.  See note 11 for a discussion of subsequent events.

Seasonality

As a marine contractor with significant operations on the Gulf of Mexico OCS, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in this region.

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2012 Form 10-K or new accounting pronouncements issued or adopted significantly affecting our financial statements.

2.    Details of Certain Accounts

Included in accounts receivable at March 31, 2013 and December 31, 2012 is $5.2 million owed from a customer in Southeast Asia which is overdue but has not been collected due to our customer's involvement in certain customs issues with a local government. We are not involved in these issues and this receivable has not been disputed by our customer or the end client.  To further document this receivable, in 2012 we filed an arbitration proceeding in Hong Kong, and during the fourth quarter 2012, we won an arbitration award of the entire amount due.  We have also obtained an order of a Hong Kong court permitting us to enforce the arbitration award as a judgment of the court.  We continue to believe that we will ultimately collect this receivable from either our customer or directly from the end client.

Other current assets consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Insurance claims to be reimbursed	$121	$112
Prepaid job costs	4,646	3,776
Prepaid insurance	1,828	3,641
Prepaid other	995	737
Other receivables	4,921	3,239
Assets held for sale (1)	21,806	23,603
Supplies and spare parts inventory	1,220	1,250
Other	3	3
	$35,540	$36,361

(1)
As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third and fourth quarters of 2012 we entered into a plan to sell various non-core vessels, property and equipment.  The amount recorded in assets held for sale at March 31, 2013 includes three dive support vessels, two construction barges, three portable saturation diving systems and two facilities.  The assets held for sale at December 31, 2012 include four dive support vessels, two construction barges, four portable saturation diving systems and two facilities.  During the first quarter 2013, two of these assets were reclassed to assets held and used.  We completed the sale of one of the facilities and one of the portable saturation diving systems in April 2013 (See note 11).  We expect to sell the remaining assets over the next twelve months and have engaged brokers to assist in facilitating these divestitures.

Other long-term assets, net, consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Intangible assets with finite lives, net	$388	$521
Deferred financing costs, net	9,343	10,234
Equipment deposits and other	779	769
	$10,510	$11,524

Accrued liabilities consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Accrued payroll and related benefits	$3,761	$4,232
Unearned revenue	2,258	1,543
Insurance claims to be reimbursed	121	112
Self-insurance reserves	7,045	7,986
Interest rate swap	300	357
Accrued taxes other than income	7,596	8,343
Accrued interest	1,347	2,013
Financed insurance premium	147	2,165
Other	732	2,681
	$23,307	$29,432

Other long-term liabilities consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):
	March 31,	December 31,
	2013	2012
Uncertain tax position liabilities	$5,820	$5,820
Other	1,808	1,598
	$7,628	$7,418

3.    Long-Term Debt

Long-term debt consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
Revolving credit loans due 2016	$32,700	$31,800
Term loan due 2016	41,451	42,053
Convertible notes due 2017, net of unamortized discount of $21,797 and $22,768, respectively	64,453	63,482
Total debt	138,604	137,335
Less current portion	(4,821)	(4,219)
Long-term debt	$133,783	$133,116

Senior Secured Credit Facility

We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $125 million variable-interest revolving credit facility (the "Credit Agreement").  During 2012, we repaid $107.9 million of the term loan with net proceeds from the sale of assets, the issuance of 5.0% convertible notes and required quarterly principal payments.  At March 31, 2013, we have certain non-core assets classified as held for sale and the net proceeds from the sale of any of these assets is expected to be used to repay debt under the Credit Agreement.

At March 31, 2013, the principal balance of the term loan was $41.5 million.  Subsequent to March 31, 2013, we repaid an additional $7.8 million of the term loan with the net proceeds from the sale of a facility and certain diving equipment and as of April 30, 2013 we had $33.7 million outstanding under the term loan (See note 11).  Based on this remaining balance, the quarterly principal payments will be $1.0 million for the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $21.7 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

Additionally, as of March 31, 2013, we had $32.7 million outstanding under our revolving credit facility and $13.8 million of issued and outstanding letters of credit under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  At March 31, 2013 we had $78.5 million available for borrowing under the revolving credit facility.

The financial ratios under the Credit Agreement require that our consolidated leverage ratio as of the last day of any fiscal quarter be no greater than 3.75x, and our fixed charge coverage ratio be no less than 1.25x.  At March 31, 2013, we were in compliance with all debt covenants contained in our Credit Agreement.  The credit facility is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount (which includes $11.25 million to cover over-allotments) of 5.0% convertible senior notes due 2017 (the "Notes") at a price equal to 100% of the principal amount.  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses.  We used all of the net proceeds to repay a substantial portion of the term loan under our senior secured credit facility.  In connection with the issuance of the Notes, we paid and capitalized approximately $3.5 million of loan fees which will be amortized to interest expense over the term of the Notes.

The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, which payments commenced January 15, 2013. The Notes mature on July 15, 2017.  The Notes are our general unsecured and unsubordinated obligations, and are guaranteed by certain of our wholly-owned domestic subsidiaries.  The Notes rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Notes, rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, and are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries.  The Notes are governed by an indenture dated July 18, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may not convert their Notes (all or a portion thereof) except under certain circumstances.  These circumstances, as set forth in the indenture governing the Notes, relate to (i) the price of our common stock; (ii) the price of the Notes; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time with settlement of all Notes converted during the period occurring on July 15, 2017.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of March 31, 2013, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.

Neither the Notes nor the shares of our common stock, if any, issuable upon conversion of the Notes have been registered under the U.S. Securities Act of 1933, as amended, or the securities laws of any other jurisdiction.  We do not intend to file a shelf registration statement for the resale of the Notes or the shares, if any, issuable upon conversion of the Notes. We are required, however, to pay additional interest under specified circumstances.

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

We determined at the time of issuance that the conversion feature of the Notes did not meet the criteria for equity classification based on the settlement terms of the Notes. As a result, the conversion feature is recognized as a derivative liability and is presented under long-term debt in the accompanying consolidated balance sheet.  The initial value allocated to the derivative liability was $24.6 million of the $86.25 million principal amount of the Notes, which also represented the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 13.3%. During each reporting period, the derivative liability is marked to fair value through interest expense. As of March 31, 2013, the derivative liability had a fair value of $22.5 million. The adjustment to fair value during the first quarter 2013 was $0.1 million, recorded as an increase to interest expense, and reflects the slight increase in our stock price from December 31, 2012 through March 31, 2013.  Since the original date of issuance, we have recorded a $2.1 million adjustment, as a reduction of interest expense, to the fair value of the derivative liability.

We have submitted a proposal to our stockholders, in connection with our 2013 Annual Meeting on May 14, 2013, to approve the issuance of shares upon conversion of the Notes in excess of the NYSE limitation.  If we obtain stockholder approval for the issuance of common stock in excess of the 19.99% limitation allowing the conversion of the Notes to be settled in full with shares of our common stock, we will reassess the classification of the conversion feature.

Because it is our intent to settle the principal portion of the Notes in cash, we will use the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued upon conversion to settle the conversion feature.  The Notes were anti-dilutive for the three months ended March 31, 2013.

4.    Derivative Instruments and Fair Value Measurements

Conversion Feature of Convertible Debt

We determined at the time of issuance that the conversion feature of the Notes did not meet the criteria for equity classification based on the settlement terms of the Notes.  As a result, the conversion feature is recognized as a derivative liability and is presented under long-term debt in the accompanying consolidated balance sheet.  The initial value allocated to the derivative liability at issuance of the Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability are recognized in earnings.   At March 31, 2013, the fair value of the derivative liability was $22.5 million.  The marked-to-market adjustment of the fair value of our derivative liability for the three months ended March 31, 2013 was $0.1 million.

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

Convertible Debt and Conversion Feature

The fair value of the Notes is determined based on similar debt instruments that do not contain a conversion feature.   At March 31, 2013, the Notes were trading at 102.5% of par value based on limited quotations, and include a value associated with the conversion feature of the Notes.  The Notes had a fair value of $65.9 million at March 31, 2013.  The estimated fair value of the derivative liability for the conversion feature is computed using a binomial lattice model using Level 3 inputs.  The main inputs and assumptions into the binomial lattice model are our stock price at the end of the period, expected volatility, credit spreads and the risk-free interest rate. These inputs and assumptions are determined based on current market data and are not viewed as having significant sensitivity, except for expected volatility.  The conversion feature is presented under long-term debt in the accompanying consolidated balance sheet.  The fair value measurement for the derivative liability of our convertible debt was $22.5 million as of March 31, 2013.

Measurements on a Non-recurring Basis

For the three months ended March 31, 2013, we recorded a $0.1 million impairment charge related to a facility held for sale using Level 3 inputs based on expected proceeds.  For the three months ended March 31, 2012, we recorded a $1.4 million impairment charge related to a non-core asset to reduce the fair value to zero using Level 3 inputs.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis during the quarters ended March 31, 2013 and 2012.

5.    Commitments and Contingencies

Self-Insurance Reserves

We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $0.1 million as of March 31, 2013 and December 31, 2012.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

6.    Income Taxes

As of March 31, 2013 and December 31, 2012 we had $5.8 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 32.9% and 25.1% for the three months ended March 31, 2013 and 2012, respectively.  The effective tax benefit rate for the first quarter 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates. The effective tax benefit rate for the three months ended March 31, 2012 differs from the statutory rate primarily due to a one-time change in the management structure of certain foreign operations and the transfer pricing agreements between the U.S. and certain foreign subsidiaries.  Our income tax benefit rate for the three months ended March 31, 2013 and 2012 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

7.    Performance Share Units

We have granted certain of our officers and employees performance share units, which constitute restricted stock units under our incentive plan, that vest 100% following the end of a three-year performance period.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total stockholder return relative to a peer group of companies over a three-year performance period. The awards are payable in cash.  A maximum cash value of 200% of the number of performance share units granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is re-measured at each reporting period until the awards are settled. At March 31, 2013, the fair value of all awards granted was $3.8 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At March 31, 2013 and December 31, 2012, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.6 million and $0.4 million, respectively.

        Stock-based compensation expense recognized for the performance share units for the three months ended March 31, 2013 and 2012 was $0.3 million and $0.6 million, respectively.  The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore, stock-based compensation expense related to the performance share units could vary significantly in future periods.

8.    Loss Per Share

Basic loss per share (or "EPS") is computed by dividing net loss attributable to Cal Dive by the weighted-average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock method.  The components of basic and diluted EPS for the three months ended March 31, 2013 and 2012 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Numerator:
Loss attributable to Cal Dive	$(17,650)	$(24,305)

Denominator:
Basic weighted-average shares outstanding	93,732	92,677
Dilutive outstanding securities (1)	—	—
Diluted weighted-average shares outstanding	93,732	92,677

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.19)	$(0.26)
________________________
(1)	Approximately 4.1 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive. Additionally, the Notes are only dilutive to the extent we generate income and our average stock price during the period is greater than the conversion price of the Notes.

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

For the three months ended March 31, 2013, the joint venture generated revenues of $7.1 million and recorded a net loss of $3.4 million.  No revenues and a net loss of $1.8 million were recorded for the three months ended March 31, 2012.  At March 31, 2013, there were approximately $23.5 million of assets and $35.2 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive.

For the three months ended March 31, 2013 and 2012, loss attributable to noncontrolling interest was $1.4 million and $0.7 million, respectively.   For the fiscal year ended December 31, 2012, loss attributable to noncontrolling interest was $3.3 million.

10.    Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $58.7 million and $29.4 million for the three months ended March 31, 2013 and 2012, respectively. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters. Net property and equipment in foreign locations was $157.7 million and $234.1 million at March 31, 2013 and December 31, 2012, respectively.

11.    Subsequent Events

At the end of April 2013, we sold a shore-based facility in Louisiana that was held for sale for net proceeds of $6.1 million.  We do not expect to record a gain or loss on this sale in the second quarter.  Also, at the end of April 2013, we sold certain dive equipment for $3.4 million and received net proceeds of $1.7 million, representing the first installment of the purchase price, in April with the remainder expected to be received before the end of 2013.  We expect to record a gain on this sale in the second quarter.  The net proceeds from these sales were used to repay a portion of our outstanding term loan in April 2013.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, Business and Properties sections included in our 2012 Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Part I, Item 1A, "Risk Factors" included in our 2012 Form 10-K.

Overview

Financial Performance

We generated a loss of $17.7 million, or $0.19 per diluted share, for the three months ended March 31, 2013 compared to a loss of $24.3 million, or $0.26 per diluted share, for the same period of 2012.  During the three months ended March 31, 2013, we generated revenues of $80.9 million compared to revenues of $60.0 million for the same period in 2012.  The improvement in our first quarter 2013 performance from the prior year was primarily due to strong utilization for the Uncle John and the Kestrel during the quarter, compared to the first quarter 2012 when they were idle while undergoing required regulatory drydocks.  The improvement was partially offset by deterioration in domestic diving utilization and pricing.  Additionally, we incurred a loss on a lump sum project in Australia due to project scheduling changes with demobilization of third party equipment and cost overruns from adverse weather conditions that caused delays in project execution.

Market Conditions and Outlook

In addition to historically consistent seasonal factors affecting our business during the first quarter 2013 in the U.S. Gulf of Mexico, we also experienced a decline in both utilization and pricing for our domestic diving fleet as customer demand for these services declined.  We also continue to experience a challenging market and pressure on pricing for all of our services on the U.S. Gulf of Mexico Outer Continental Shelf (or "OCS") (both day rate and lump sum projects) at current demand levels.  Capital spending by customers on new construction on the OCS remains suppressed.  We believe the uncertainty around commodity prices will continue to suppress our customers' spending levels in the new construction market on the OCS for the near term.  Although drilling activity in the deepwater U.S. Gulf of Mexico as well as on the OCS has improved over the last 12 months, this activity is not expected to materially benefit our operations in the near term.  However, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as the permitting approval environment is improving, and we expect decommissioning and salvage work to remain steady and active in 2013.

Internationally, revenues for the first quarter 2013 doubled from the first quarter 2012.  International bidding activity continues to be strong in the markets we serve.  In Mexico, we have been awarded a large contract with Pemex that will be performed between the third and fourth quarters 2013.  In addition, our two-year bareboat charter of the Kestrel with a major Mexican contractor that commenced during the fourth quarter 2012 will keep the vessel booked through the third quarter 2014.  In West Africa we completed a diving project for a major international contractor in the first quarter 2013.  An additional project scheduled for the first and second quarters 2013 was canceled due to a change in the customer's project plans, but we continue to actively bid for work in the region.  In Australia, diving activity remained at high levels throughout the quarter.  Two of our three dive support vessels are booked on contracts that should keep them utilized through the remainder of 2013.  Our international outlook remains positive.

Our consolidated revenue mix for the quarter ended March 31, 2013 was 73% international revenue and 27% domestic revenue.  This compares to a revenue mix for the quarter ended March 31, 2012 of 49% international revenue and 51% domestic revenue.  Our international revenue is expected to continue to be more than 50% of consolidated revenues as we continue to implement our strategy to increase our international presence.

Backlog

As of March 31, 2013, our backlog supported by written agreements or contract awards totaled approximately $221 million, compared to approximately $172 million as of December 31, 2012 and $260 million at March 31, 2012.  Of the backlog as of March 31, 2013, 85% is expected to be performed during 2013, with the remainder expected to be performed in 2014 and beyond.  Of the backlog at March 31, 2013, approximately $168 million relates to international projects with the remainder relating to projects in the U.S. Gulf of Mexico.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

Vessel Utilization

We believe vessel utilization is a key performance metric for our business.  Utilization is a strong indicator of demand for our vessels and, as a result, the contract rates we may charge for our services.   As a marine contractor with a continuing presence in the Gulf of Mexico, our vessel utilization is typically suppressed during the winter and early spring due to unfavorable weather conditions in the Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and other routine and preventative maintenance programs during this period.  From time to time, we temporarily remove from service certain vessels based on current market conditions.  The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters.

A significant portion of our international revenues, particularly in the Southeast Asia and Australia regions, are derived from our provision of diving services without the use of Company-owned vessels.  For example, we provide surface diving services from third party vessels or structures, and we provide saturation diving services from our portable saturation diving systems placed on chartered vessels, the customer's vessel or other third party vessels, and in some cases from a third party portable saturation diving system.  As a result, we may realize additional revenues in these international regions that will not be reflected in our utilization rates.

The following table shows the effective utilization of our vessels during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	Utilization (1)	Utilization (1)
Saturation Diving	50%	52%
Surface and Mixed Gas Diving	22%	23%
Construction Barges	6%	20%
Entire Fleet	24%	28%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations

Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
Revenues	$80,919	$60,017	$20,902	35%

The $20.9 million, or 35%, increase in revenues over first quarter 2012 is primarily attributable to the Uncle John working for almost the entire quarter in 2013 compared to no utilization during the same quarter last year, higher revenue in Australia from a large lump sum project, and higher revenues in West Africa (as we did not commence operations in this region until the second half of 2012).  Also, our revenues for the first quarter last year were negatively affected by the regulatory drydock of our three most profitable assets, including the Uncle John.

Gross loss

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
Gross loss	$(11,517)	$(16,420)	$4,903	30%

Gross loss improved $4.9 million, or 30%, primarily due to high utilization on the Uncle John and from the bareboat charter of the Kestrel in Mexico.  Both of these vessels had no utilization during the first quarter 2012. Partially offsetting this improvement was the deterioration in utilization and pricing of our domestic diving vessels and a loss incurred on a lump sum project in Australia.

General and administrative expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
General and administrative expenses	$11,909	$13,492	$(1,583)	(12)%
General and administrative expenses as a percentage of revenues	15%	22%	(7)%	(32)%

General and administrative expenses decreased $1.6 million, or 12%, from first quarter 2012 due to our cost savings initiatives, including headcount reductions in 2012.

Asset Impairment

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
Asset impairment	$125	$1,351	$(1,226)	(91)%

During the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale at March 31, 2013.  During the first quarter 2012, we recorded a $1.4 million impairment charge relating to a non-core asset, reducing the fair value of the asset to zero.

Loss on sale of assets and other (income) expense, net

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
Loss on sale of assets	$20	$189	$(169)	(89)%
Other (income) expense, net	$79	$(341)	$420	123%

There were no significant asset sales during the first quarter 2013.  During the first quarter 2012 we sold a dive support vessel located in Southeast Asia to a third party for net proceeds of $9.9 million.  We recognized a loss of $0.1 million on the sale.  We prepaid a portion of our term loan with the net proceeds from this sale as required by our credit facility.

Other (income) expense primarily relates to foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
Interest expense, net	$4,632	$2,300	$2,332	101%
Interest expense – adjustment to conversion feature of convertible debt	$63	$—	$63	100%

The increase in interest expense, net for the three months ended March 31, 2013 from the same period in 2012 is primarily due to the accretion of the debt discount related to our convertible debt issued during the third quarter 2012 through interest expense over the term of the Notes.  Additionally, interest expense increased due to a higher applicable margin on our variable interest rate debt and an increase in the average amount outstanding on our revolving credit facility during the first quarter 2013.  Cash paid for interest was $4.0 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively.

During the first quarter 2013, we recorded a $0.1 million pre-tax charge for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature of the Notes.  The adjustment reflects a slight increase in our stock price during the period offset by a decrease in yields.

Income tax benefit

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
Income tax benefit	$(9,319)	$(8,389)	$930	11%

Our effective tax benefit rate was 32.9% and 25.1% for the three months ended March 31, 2013 and 2012, respectively.  The effective tax benefit rate for the first quarter 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates. The effective tax benefit rate for the three months ended March 31, 2012 differs from the statutory rate primarily due to a one-time change in the management structure of certain foreign operations and the transfer pricing agreements between the U.S. and certain foreign subsidiaries.

Loss attributable to Cal Dive

	Three Months Ended March 31,		Increase/(Decrease)
	2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)
Loss attributable to Cal Dive	$(17,650)	$(24,305)	$6,655	27%
Weighted average diluted shares outstanding	93,732	92,677	1,055	1%
Diluted loss per share	$(0.19)	$(0.26)	$0.07	27%

The loss for the three months ended March 31, 2013 decreased from the same period ended March 31, 2012 by $6.7 million, or 27%, and diluted loss per share decreased, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations and organic growth initiatives, and to pursue joint ventures or acquisitions. Also, our larger international contracts sometimes require upfront procurement of materials.  Our primary sources of liquidity are cash flows from our operations, available cash and cash equivalents and borrowing availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, maintenance capital expenditures, strategic investments and acquisitions.

We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.  However, our liquidity to fund our business activities and achieve our near-term and long-term objectives continues to be affected by challenging market conditions.  Due to our reliance on our revolving credit facility, if these unfavorable market conditions continued for an extended period, they could have a more direct and adverse impact on our liquidity position.

At March 31, 2013, we had total debt outstanding of $160.4 million including the principal balance under a term loan, outstanding borrowings under a revolving credit facility, and the principal amount of the Notes, and we had $11.1 million of cash on hand.  We have no significant debt maturities during 2013.

Subsequent to March 31, 2013, we sold a shore-based facility in Louisiana that was held for sale for net proceeds of $6.1 million and we sold certain dive equipment for $3.4 million, receiving net proceeds of $1.7 million, representing the first installment of the purchase price, in April with the remainder expected to be received before the end of 2013.  These net proceeds were used to repay a portion of the term loan, leaving a remaining balance of $33.7 million.  Additionally, we have classified certain non-core assets as held for sale at March 31, 2013.  We intend to use the net proceeds from the sale of these assets to repay debt under the Credit Agreement.

Credit Facility

We have a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $125 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016.  At March 31, 2013, we had outstanding term loan debt of $41.5 million and at April 30, 2013, after prepayments in April 2013, we had a  term loan balance of $33.7 million, including current maturities.  The quarterly principal payments on the balance of the term loan are $1.0 million for the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $21.7 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.

At March 31, 2013, we had $32.7 million borrowed and $13.8 million of letters of credit issued and outstanding under our revolving credit facility.  At March 31, 2013, we had $78.5 million available for borrowing under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  We may borrow from or repay the revolving credit facility as business needs merit.

At March 31, 2013, we were in compliance with all debt covenants under our Credit Agreement.

Convertible Notes

The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, which payments commenced January 15, 2013, and mature on July 15, 2017.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may not convert their Notes (all or a portion thereof) except under certain circumstances.  These circumstances, as set forth in the indenture governing the Notes, relate to (i) the price of our common stock; (ii) the price of the Notes; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of March 31, 2013, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.  In the event of a conversion of the Notes prior to our obtaining stockholder approval of the issuance of shares of our common stock in excess of the NYSE 19.99% limitation, we will be required to pay cash to converting holders in lieu of delivering shares of our common stock in excess of such limitation.

Capital Expenditures

During the quarter ended March 31, 2013, we incurred $1.7 million for equipment purchases, improvements and replacements and $2.2 million for regulatory drydock costs.  For 2013, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $30 million, primarily related to expenditures for asset maintenance such as regulatory drydock costs.  Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices and industry capacity.  We currently anticipate funding our 2013 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$3,519	$(20,686)
Investing activities	(1,081)	(5,671)
Financing activities	297	20,000
Effect of exchange rate changes on cash and cash equivalents	(28)	2
Net increase (decrease) in cash and cash equivalents	$2,707	$(6,355)

Operating Activities.  Net cash provided by operating activities totaled $3.5 million for the three months ended March 31, 2013 compared to net cash used of $20.7 million for the three months ended March 31, 2012.  Net cash provided for the first quarter 2013 was primarily due to the receipt of a $7.1 million tax refund related to the 2012 tax year offset by our first quarter loss adjusted for non-cash items, such as depreciation and amortization and stock-based compensation, as well as changes in working capital.

Investing Activities.  Net cash used for investing activities was $1.1 million for the three months ended March 31, 2013 compared to $5.7 million for the three months ended March 31, 2012.  During the three months ended March 31, 2013 and 2012, cash paid for capital expenditures was $1.1 million and $15.7 million, respectively.  For the first quarter 2012, we received cash proceeds of $10.1 million primarily from the sale of a dive support vessel.

Financing Activities.  Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2013 compared to net cash provided by financing activities of $20.0 million for the three months ended March 31, 2012.   During the first quarter 2013, we made principal payments of $0.6 million under our term loan and had net borrowings of $0.9 million under our revolving credit facility.  During the first quarter of 2012, we made no principal payments under our term loan and had net borrowings of $20.0 million under our revolving credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see Note 2 to our consolidated financial statements contained in our 2012 Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2012 Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management's evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2012 Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2012 Form 10-K.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk, foreign currency exchange rate risk and equity price risk.  There have been no material changes in our market risk during the three months ended March 31, 2013 from those reported under Part II, Item 7A of our 2012 Form 10-K.

Item 4.                  Controls and Procedures.

Disclosure Controls and Procedures

Our CEO and CFO, with the participation of management, have evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993 and Section 21E of the Securities Exchange Act of 1934.  We intend that all such forward-looking information be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management's plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" and other words and expressions of similar meaning.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, any forward-looking statements contained herein are not guarantees of our future performance and our actual results may differ materially from those anticipated, projected or assumed in these forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, the impact on the market and regulatory environment in the U.S. Gulf of Mexico resulting from the Macondo well blowout, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry including pricing pressure, the risks of cost overruns on fixed price contracts, the uncertainties inherent in competitive bidding for work, the operational risks inherent in our business, and other risks detailed in Part I, Item 1A "Risk Factors" of our 2012 Form 10-K.  Accordingly, we give no assurance that any of the events anticipated by the forward-looking statements will transpire or occur, nor what impact, if any, they may have on our results of operations or financial condition.  Forward-looking statements speak only as of the date of this quarterly report, and, except for our ongoing obligations under the federal securities laws, we do not intend to update and undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.                  Risk Factors.

There have been no material changes during the three months ended March 31, 2013 to the risk factors previously disclosed in our 2012 Form 10-K.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the first quarter of 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 to January 31, 2013	555	1.80	—	N/A
February 1 to February 28, 2013	20,923	2.07	—	N/A
March 1 to March 31, 2013	1,398	1.69	—	N/A
	22,876	2.04	—	N/A
________________________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.                  Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: May 6, 2013	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: May 6, 2013	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	001-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101.INS·	XBRL Instance Document
101.SCH·	XBRL Taxonomy Extension Schema Document
101.CAL·	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF·	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB·	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE·	XBRL Taxonomy Extension Presentation Linkbase Document
· Furnished herewith.