Form 10-Q
period 2013-06-30
Cal Dive International, Inc.
filed 2013-08-08
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 31, 2013, the registrant had 97,818,898 shares of common stock issued and outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to "us," "we," "our," "ours," "the Company" or "CDI," we are describing Cal Dive International, Inc. and/or our subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	June 30, 2013	December 31, 2012
	(unaudited)
Current assets:
Cash and cash equivalents	$8,468	$8,343
Accounts receivable -
Trade, net of allowance for doubtful accounts of $2,383 and $2,732, respectively	56,859	76,815
Contracts in progress	70,318	50,119
Income tax receivable	—	8,271
Other current assets	35,449	36,361
Total current assets	171,094	179,909

Property and equipment	705,895	692,416
Less - accumulated depreciation	(292,361)	(268,880)
Net property and equipment	413,534	423,536

Deferred drydock costs, net	20,051	15,704
Other assets, net	10,496	11,524
Total assets	$615,175	$630,673

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$67,383	$73,480
Advanced billings on contracts	62	179
Accrued liabilities	18,896	29,432
Income tax payable	10,076	5,284
Current maturities of long-term debt	13,989	4,219
Deferred income taxes	2,615	3,100
Total current liabilities	113,021	115,694

Long-term debt	165,989	133,116
Derivative liability for conversion feature of convertible debt	—	22,456
Deferred income taxes	70,762	83,714
Other long-term liabilities	7,118	7,418
Total liabilities	356,890	362,398

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 97,843 and 97,878 shares issued and outstanding, respectively	978	979
Capital in excess of par	435,828	422,570
Accumulated other comprehensive income	102	2,085
Retained deficit	(173,361)	(154,043)
Equity attributable to Cal Dive	263,547	271,591
Noncontrolling interest	(5,262)	(3,316)
Total equity	258,285	268,275
Total liabilities and equity	$615,175	$630,673

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$120,986	$120,321	$201,905	$180,338
Cost of sales	118,356	120,168	210,792	196,605
Gross profit (loss)	2,630	153	(8,887)	(16,267)
General and administrative expenses	10,802	12,846	22,711	26,338
Asset impairment	—	—	125	1,351
(Gain) loss on sale of assets	(3,143)	(3,522)	(3,123)	(3,333)
Operating loss	(5,029)	(9,171)	(28,600)	(40,623)
Interest expense, net	4,630	3,308	9,262	5,608
Interest expense – adjustment to conversion feature of convertible debt	(6,425)	—	(6,362)	—
Other (income) expense, net	376	144	455	(197)
Loss before income taxes	(3,610)	(12,623)	(31,955)	(46,034)
Income tax benefit	(1,372)	(4,851)	(10,691)	(13,240)
Net loss	$(2,238)	$(7,772)	$(21,264)	$(32,794)
Loss attributable to noncontrolling interest	(570)	(2,073)	(1,946)	(2,790)
Loss attributable to Cal Dive	$(1,668)	$(5,699)	$(19,318)	$(30,004)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.02)	$(0.06)	$(0.21)	$(0.32)

Weighted average shares outstanding:
Basic and diluted	93,748	92,678	93,808	92,699

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,238)	$(7,772)	$(21,264)	$(32,794)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,747)	(258)	(2,021)	(381)
Unrealized gain (loss) from cash flow hedge, (net of tax of $14, $14, $20, and $(48), respectively) the respective period)	25	26	38	(90)
Total other comprehensive income (loss)	(1,722)	(232)	(1,983)	(471)
Comprehensive loss	(3,960)	(8,004)	(23,247)	(33,265)
Comprehensive loss attributable to noncontrolling interest	(570)	(2,073)	(1,946)	(2,790)
Comprehensive loss attributable to Cal Dive	$(3,390)	$(5,931)	$(21,301)	$(30,475)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(21,264)	$(32,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,811	30,550
Stock compensation expense	2,854	4,378
Deferred income tax expense (benefit)	(18,585)	(8,918)
(Gain) loss on sale of assets	(3,123)	(3,333)
Amortization of debt discount and deferred financing costs	3,781	1,002
Marked-to-market adjustment of debt conversion feature	(6,362)	—
Asset impairment	125	1,351
Changes in operating assets and liabilities:
Accounts receivable, net	(847)	(7,990)
Income tax receivable and payable, net	13,063	21,864
Other current assets	(6,737)	(66)
Deferred drydock costs	(5,558)	(5,996)
Accounts payable and accrued liabilities	(30,475)	(9,064)
Other noncurrent assets and liabilities, net	(575)	185
Net cash used in operating activities	(45,892)	(8,831)

Cash Flows From Investing Activities:
Additions to property and equipment	(1,463)	(26,175)
Proceeds from sales of property and equipment	7,832	20,642
Net cash provided by (used in) investing activities	6,369	(5,533)

Cash Flows From Financing Activities:
Repayments on secured term loan	(9,400)	(18,168)
Borrowings under unsecured term loan	20,000	—
Draws on revolving credit facility	160,800	95,100
Repayments on revolving credit facility	(130,700)	(68,100)
Payment of deferred financing costs	(737)	—
Net cash provided by financing activities	39,963	8,832

Effect of exchange rate changes on cash and cash equivalents	(315)	—
Net increase (decrease) in cash and cash equivalents	125	(5,532)
Cash and cash equivalents, beginning of period	8,343	15,598
Cash and cash equivalents, end of period	$8,468	$10,066

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

Our global footprint encompasses operations on the U.S. Gulf of Mexico Outer Continental Shelf (or "OCS"), and in the Northeastern U.S., Latin America, Southeast Asia, China, Australia, West Africa, the Middle East and Europe.  We own a diversified fleet of surface and saturation dive support vessels and construction barges.

Preparation of Interim Financial Statements

These interim consolidated financial statements are unaudited and have been prepared pursuant to instructions for quarterly reports required to be filed with the Securities and Exchange Commission (or "SEC") and do not include all information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (or "GAAP").

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

Our balance sheet as of December 31, 2012 included herein has been derived from the audited balance sheet as of December 31, 2012 included in our 2012 Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2012 Form 10-K, which contain a summary of our significant accounting policies and estimates and other disclosures.  Interim results should not be taken as indicative of the results that may be expected for any other interim period or the year ending December 31, 2013.

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were issued with the SEC.  There were no subsequent events identified requiring disclosure.

Seasonality

As a marine contractor with significant operations on the U.S. Gulf of Mexico OCS, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in this region.

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2012 Form 10-K or new accounting pronouncements issued or adopted significantly affecting our financial statements.

2.    Details of Certain Accounts

Included in accounts receivable at June 30, 2013 and December 31, 2012 is $5.2 million owed from a customer in China which is overdue but has not been collected due to our customer's involvement in certain customs issues with a local government. We are not involved in these matters and this receivable has not been disputed by our customer or our customer's end client.  To further document this receivable, in 2012 we filed an arbitration proceeding in Hong Kong, and during the fourth quarter 2012, we won an arbitration award of the entire amount due.  We have also obtained an order of a Hong Kong court permitting us to enforce the arbitration award as a judgment of the court.  We continue to believe that we will ultimately collect this receivable from either our customer or directly from our customer's end client.

Other current assets consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Insurance claims to be reimbursed	$80	$112
Prepaid job costs	11,351	3,776
Prepaid insurance	71	3,641
Prepaid other	1,126	737
Other receivables	6,693	3,239
Assets held for sale (1)	14,938	23,603
Supplies and spare parts inventory	1,188	1,250
Other	2	3
	$35,449	$36,361

(1)
As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third and fourth quarters of 2012 we entered into a plan to sell various non-core vessels, property and equipment.  The amount recorded in assets held for sale at June 30, 2013 includes three dive support vessels, two construction barges, three portable saturation diving systems and a facility.  The assets held for sale at December 31, 2012 include four dive support vessels, two construction barges, four portable saturation diving systems and two facilities.  During the first quarter 2013, two of these assets were reclassed to assets held and used.  During the second quarter 2013, we sold a shore-based facility in Louisiana for net proceeds of $6.1 million.  We did not record a gain or loss on this sale in the second quarter.  Also, in the second quarter 2013, we sold certain dive equipment for $3.4 million and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received before the end of 2013.  We recorded a gain of $3.4 million on this sale in the second quarter as the dive equipment had a net book value of zero.  The net proceeds from these sales were used to repay a portion of our outstanding secured term loan.  We expect to sell the remaining assets over the next twelve months and have engaged brokers to assist in facilitating these divestitures.

Other long-term assets, net, consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Intangible assets with definite lives, net	$255	$521
Deferred financing costs, net	9,531	10,234
Equipment deposits and other	710	769
	$10,496	$11,524

Accrued liabilities consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Accrued payroll and related benefits	$4,831	$4,232
Unearned revenue	—	1,543
Insurance claims to be reimbursed	80	112
Self-insurance reserves	7,071	7,986
Interest rate swap	191	357
Accrued taxes other than income	3,494	8,343
Accrued interest	2,318	2,013
Financed insurance premium	—	2,165
Other	911	2,681
	$18,896	$29,432

Other long-term liabilities consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Uncertain tax position liabilities	$5,159	$5,820
Other	1,959	1,598
	$7,118	$7,418

3.    Long-Term Debt

Long-term debt consisted of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Revolving credit loans due 2016	$61,900	$31,800
Secured term loan due 2016	32,653	42,053
Convertible notes due 2017, net of unamortized discount of $20,825 and $22,768, respectively	65,425	63,482
Unsecured term loan	20,000	—
Total debt	179,978	137,335
Less current portion	(13,989)	(4,219)
Long-term debt	$165,989	$133,116

Senior Secured Credit Facility

We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $125 million variable-interest revolving credit facility (the "Credit Agreement").  During 2012, we repaid $107.9 million of the term loan with net proceeds from the sale of assets, the issuance of 5.0% convertible notes and required quarterly principal payments.  During the first six months of 2013, we repaid $9.4 million of the term loan with net proceeds from the sale of assets and required quarterly principal payments.  At June 30, 2013, we have certain non-core assets classified as held for sale, and the net proceeds from the sale of any of these assets is also expected to be used to repay debt under the Credit Agreement.

At June 30, 2013, the principal balance of the term loan was $32.7 million.  Based on this remaining balance and assuming no additional prepayments, the quarterly principal payments will be $1.0 million for the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $22 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

Additionally, as of June 30, 2013, we had $61.9 million outstanding under our revolving credit facility and $13.8 million of issued and outstanding letters of credit under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio covenant at each quarter end (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) and by our collateral coverage sublimit.  However, our revolving credit facility is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  At June 30, 2013, we had $49.3 million remaining borrowing capacity under the revolving credit facility.

Effective May 31, 2013, we amended the Credit Agreement to: (i) exclude unsecured indebtedness incurred in an aggregate principal amount of up to $20.0 million solely for the purpose of determining "Consolidated Funded Indebtedness" (as defined in the Credit Agreement) when used for the calculation of the consolidated leverage ratio; (ii) reduce the consolidated fixed charge coverage ratio covenant from 1.25 to 1 to 1.05 to 1 for the two fiscal quarters ending June 30, 2013 and September 30, 2013; and (iii) increase the consolidated leverage ratio covenant from 3.75x to 5.25x for the fiscal quarter ending June 30, 2013 and from 3.75x to 5.00x for the fiscal quarter ending September 30, 2013.  At June 30, 2013, we were in compliance with all debt covenants contained in our Credit Agreement.  The Credit Agreement is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% convertible senior notes due 2017 (the "Notes").  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses.  We used all of the net proceeds to repay a substantial portion of the term loan under our Credit Agreement.  In connection with the issuance of the Notes, we paid and capitalized approximately $3.5 million of loan fees which will be amortized to interest expense over the term of the Notes.

The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017.  The Notes are our general unsecured and unsubordinated obligations, and are guaranteed by certain of our wholly-owned domestic subsidiaries.  The Notes rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Notes, rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries.  The Notes are governed by an indenture, as amended, dated July 18, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may convert their Notes only under the following circumstances: (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time with settlement of all Notes converted during the period occurring on July 15, 2017.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of June 30, 2013, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.

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

At the time of issuance, NYSE rules limited the number of shares of our common stock that we were permitted to issue upon conversion of the Notes to no more than 19.99% of our common stock outstanding immediately before the issuance of the Notes unless we received stockholder approval for such issuance, and the number of shares of our common stock that would be needed upon a full conversion of the Notes was greater than 19.99% of the total number of shares of our common stock then outstanding.  However, we obtained the requisite stockholder approval to accommodate full conversion of the Notes at our 2013 Annual Meeting on May 14, 2013.
Prior to obtaining stockholder approval, we determined that the conversion feature of the Notes did not meet the criteria for equity classification based on the settlement terms of the Notes.  As a result, from the time of issuance to May 14, 2013, the conversion feature was recognized as a derivative liability and presented under long-term debt in the accompanying consolidated balance sheet, with offsetting changes in the fair value recognized as interest expense in the consolidated statement of operations.  The initial value allocated to this derivative liability was $24.6 million of the $86.25 million principal amount of the Notes, which also represented the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 13.3%.  As a result of successfully obtaining the requisite stockholder approval, we now have the ability to settle the conversion feature fully in shares of our common stock and therefore, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability. The marked-to-market adjustment on the conversion feature for the period from March 31, 2013 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million, and for the period from December 31, 2012 through May 14, 2013 was a reduction to interest expense of $6.4 million.  Since the original date of issuance, we have recorded an $8.5 million adjustment, as a reduction of interest expense, for the change in fair value of the derivative liability. As of May 14, 2013, the conversion feature's cumulative value of $16.1 million was reclassified to capital in excess of par within equity and will no longer be marked-to-market through earnings. The deferred tax benefit of $5.6 million associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (July 18, 2012) was also reclassified to capital in excess of par within equity.

Because it is our intent to settle the principal portion of the Notes in cash and the conversion feature in shares of our common stock, we will use the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued to settle the conversion feature.  The Notes were anti-dilutive for the three and six months ended June 30, 2013.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with certain institutions providing for a $20 million unsecured term loan (the "Unsecured Term Loan").  The Unsecured Term Loan matures in two portions with $10 million maturing on each of January 2, 2014 and June 26, 2015. The interest rate on the Unsecured Term Loan is 13.50% per annum, payable on the first day of each calendar quarter in arrears, beginning on October 1, 2013. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our recent contract awards in Mexico.

The Unsecured Term Loan contains representations and affirmative covenants that are substantially similar to those in our Credit Agreement. The Unsecured Term Loan also has terms and conditions, including events of default, that we consider reasonable and customary for this type of indebtedness. Upon the occurrence of an event of default, the interest rate will increase 2% per annum. The events of default include failure to timely pay amounts due under the Unsecured Term Loan, non-compliance with covenants, failure to pay other outstanding third party debt above a stated threshold, material breaches of representations, insolvency, a change of control and other events of default customary for term debt (subject to applicable notice and cure periods for most defaults). During the existence of any uncured events of default, the lenders of the Unsecured Term Loan have the right to declare the outstanding amounts immediately due and payable.  We expect to repay the first tranche of the Unsecured Term Loan with cash on hand.

The Unsecured Term Loan also requires that if (i) we fail to maintain liquidity in an amount equal to or greater than $15 million (measured as of the last day of each fiscal quarter, beginning on June 30, 2014); (ii) an event of default occurs; or (iii) we pay off all amounts outstanding under our Credit Agreement (other than in connection with a refinancing or replacement of such Credit Agreement), certain of our assets will become secured in favor of the lenders (only if such security would not cause a default or event of default under the Credit Agreement). Additionally, if we pay off all amounts outstanding under our Credit Agreement (other than in connection with a refinancing or replacement of such Credit Agreement), certain asset disposal events may also require prepayment of the Unsecured Term Loan.

4.    Derivative Instruments and Fair Value Measurements

Conversion Feature of Convertible Debt

At the time of issuance of the Notes, we recognized a derivative liability for their embedded conversion feature, as the Notes did not meet the criteria for equity classification based on their settlement terms.  The initial value allocated to the derivative liability at issuance of the Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability are recognized in earnings.  On May 14, 2013, we obtained stockholder approval enabling the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Notes.  As of that date, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability and was reclassified to capital in excess of par within equity. The marked-to-market adjustment on the conversion feature for the period from March 31, 2013 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million and for the period from December 31, 2012 through May 14, 2013 was a reduction to interest expense of $6.4 million.  The estimated fair value of the derivative liability for the conversion feature was computed using a binomial lattice model using Level 3 inputs.  The main inputs and assumptions into the binomial lattice model were our stock price at the date of valuation, expected volatility, credit spreads and the risk-free interest rate.

Fair Value Measurements

Measurements on a Recurring Basis

The fair values of our cash and cash equivalents, accounts receivable, accounts payable, and certain other current assets and current liabilities approximate their carrying value due to their short-term maturities. The fair value of our variable rate debt under our Credit Agreement was calculated using a market approach based upon Level 3 inputs including interest rate margins reflecting current market conditions.  The fair value approximates the carrying value due to the variable nature of the underlying interest rates.  The fair value of our fixed rate debt approximates the carrying value because the fixed interest rate charged approximates the rate at which we can currently borrow on unsecured debt.

Measurements on a Non-recurring Basis

For the six months ended June 30, 2013, we recorded a $0.1 million impairment charge related to a facility held for sale using Level 3 inputs based on expected proceeds.  For the six months ended June 30, 2012, we recorded a $1.4 million impairment charge related to a non-core asset to reduce the fair value to zero using Level 3 inputs.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended June 30, 2013 and 2012, respectively.

5.    Commitments and Contingencies

Self-Insurance Reserves

We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are appropriately covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets subject to the amount of the loss recognized and when recovery of the claim is probable.  Such amounts were $0.1 million as of June 30, 2013 and December 31, 2012, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

6.    Income Taxes

As of June 30, 2013 and December 31, 2012 we had $5.2 million and $5.8 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 38.0% and 33.5% for the three and six months ended June 30, 2013, respectively, compared to an effective tax benefit rate of 38.4% and 28.8% for the three and six months ended June 30, 2012, respectively.  The effective tax benefit rate for the six months ended June 30, 2013 and 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates. Our income tax benefit rate for the six months ended June 30, 2013 and 2012 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

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

The fair value of the performance share units is re-measured at each reporting period until the awards are settled. At June 30, 2013, the fair value of all awards granted was $3.7 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At June 30, 2013 and December 31, 2012, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.9 million and $0.4 million, respectively.

Stock-based compensation expense recognized for the performance share units for the three and six months ended June 30, 2013 was $0.3 million and $0.5 million, respectively.  The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore, stock-based compensation expense related to the performance share units could vary significantly in future periods.

8.    Loss Per Share

Basic earnings (loss) per share (or "EPS") is computed by dividing net income (loss) attributable to Cal Dive by the weighted average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock method.  The components of basic and diluted EPS for the three and six months ended June 30, 2013 and 2012 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Loss attributable to Cal Dive	$(1,668)	$(5,699)	$(19,318)	$(30,004)

Denominator:
Basic weighted average shares outstanding	93,748	92,678	93,808	92,699
Dilutive outstanding securities (1)	—	—	—	—
Diluted weighted average shares outstanding	93,748	92,678	93,808	92,699

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.02)	$(0.06)	$(0.21)	$(0.32)

(1)	Approximately 4.1 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive. Additionally, the Notes are only dilutive to the extent we generate net income and the average stock price during the period is greater than the conversion price of the Notes.

9.    Variable Interest Entities

In 2011, we formed a joint venture with Petrolog International, Ltd. to provide offshore installation and support services for companies operating in the offshore oil and gas industry in the West Africa region.  Cal Dive owns a 60% interest in the joint venture and the remaining 40% is owned by Petrolog.  Due to our financial support of the joint venture, we have determined it to be a variable interest entity of which we are the primary beneficiary.  As a result, we consolidate this joint venture entity in our financial statements.

For the three and six months ended June 30, 2013, the joint venture generated revenues of $0.5 million and $7.6 million, respectively, and recorded a net loss of $1.4 million and $4.9 million, respectively.  For the three and six months ended June 30, 2012, the joint venture generated revenues of $0.6 million and recorded a net loss of $5.2 million and $7.0 million, respectively.  At June 30, 2013, there were approximately $16.2 million of assets and $29.4 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive directly.

For the three and six months ended June 30, 2013, loss attributable to non-controlling interest was $0.5 million and $1.9 million, respectively, compared to loss attributable to non-controlling interest of $2.1 million and $2.8 million, respectively, for the three and six months ended June 30, 2012.

10.  Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $78.2 million and $136.9 million for the three and six months ended June 30, 2013, respectively, and $47.7 million and $77.1 million for the three and six months ended June 30, 2012, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters.

We globally reposition our vessels based on the demands of our clients and the markets in which they operate.  Due to these demands, the location of our vessels can change from period to period.  Net property and equipment in foreign locations was $120.3 million and $234.1 million at June 30, 2013 and December 31, 2012, respectively.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Business and Properties sections included in our 2012 Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Part I, Item 1A, "Risk Factors" included in our 2012 Form 10-K.

Overview

Financial Performance

We generated a loss of $1.7 million, or $0.02 per diluted share, for the three months ended June 30, 2013 compared to a loss of $5.7 million or $0.06 per diluted share, for the same period in 2012.  During the three months ended June 30, 2013, we generated revenues of $121.0 million compared to revenues of $120.3 million for the same period in 2012.  The second quarter 2013 results include a pre-tax gain of $6.4 million related to the final marked-to-market adjustment of the fair value of the derivative liability associated with the conversion feature of our Notes.  Our second quarter 2013 performance was driven by increased international revenues due to higher utilization of the Sea Horizon and our new dive support vessels in Australia and the bareboat charter of the Kestrel in Mexico, offset by continued deterioration in our domestic revenues due primarily to lower utilization and pricing for our derrick barges and dive support vessels in the U.S. Gulf of Mexico.

We generated a loss of $19.3 million, or $0.21 per diluted share, for the six months ended June 30, 2013 compared to a loss of $30.0 million, or $0.32 per diluted share, for the same period in 2012.  During the six months ended June 30, 2013, we generated revenues of $201.9 million compared to revenues of $180.3 million for the same period in 2012.  The improvement in our first six month 2013 performance over the same period of 2012 was primarily due to strong utilization for the Uncle John and the Kestrel during the period, compared to the same period in 2012 when they were idle while undergoing required regulatory drydocks.  The improvement was partially offset by deterioration in our domestic utilization and pricing for our derrick barges and dive support vessels in the U.S. Gulf of Mexico.

Market Conditions and Outlook

Internationally, revenues for the second quarter 2013 increased over the same period of 2012.  Utilization continues to be strong in the markets we serve and bidding remains active.  In Mexico, during the first and second quarters we were awarded three large contracts with Pemex that will be performed between the third quarter 2013 and the second quarter 2014.  On August 6, 2013, we were awarded an additional contract with Pemex that is expected to generate revenue of approximately $40 million for work commencing in the fourth quarter 2013.  In addition, our two-year bareboat charter of the Kestrel with a major Mexican contractor that commenced during the fourth quarter 2012 will keep the vessel utilized through the third quarter 2014.  In Australia, diving activity remained steady throughout the second quarter, despite the commencement of the winter season for this region.  Two of our three dive support vessels in Australia are booked on contracts that should keep them utilized through the remainder of 2013.  In Southeast Asia, the Sea Horizon had strong utilization during the second quarter, and although this vessel will be temporarily idled by a scheduled regulatory inspection during the third quarter, we expect this vessel to be active during the fourth quarter.  Our international outlook remains positive as we continue our strategy of expanding our international operations.

We continued to experience a decline in both utilization and pricing during the second quarter 2013 for all of our services on the U.S. Gulf of Mexico Outer Continental Shelf (or "OCS").  Capital spending by customers on new construction on the OCS remains suppressed compared to historical levels.  Weather disruptions occurred throughout April and into May causing a delay in the summer work season, and permitting delays postponed several decommissioning and salvage projects that we expected to occur during the second quarter.  In the current commodity price environment, the timing and amount of our customers' spending on the OCS are difficult to predict.  Moreover, our OCS customer base has significantly changed, with more than $5 billion in sale and purchase transactions occurring over the last three years, which we believe has resulted in a larger number of more active customers.  Although drilling activity in the deepwater U.S. Gulf of Mexico as well as on the OCS has improved over the last 12 months, this activity is well below historical levels and is not expected to materially benefit our operations in the near term.  However, we believe the outlook for our domestic business for the rest of the year remains favorable as we are now in the middle of our historically most active work season, and we expect decommissioning and salvage work to remain steady.

Our international revenue for the three and six months ended June 30, 2013 continued to be more than 50% of consolidated revenues as we continue to successfully implement our strategy to increase our international presence.  The following table shows our consolidated revenue mix for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
International revenue	65%	39%	68%	43%
Domestic revenue	35%	61%	32%	57%
	100%	100%	100%	100%

Backlog

As of June 30, 2013, our backlog supported by written agreements or contract awards totaled approximately $400 million, compared to approximately $172 million as of December 31, 2012 and $238 million at June 30, 2012.  The June 30, 2013 backlog does not include the $40 million contract awarded by Pemex on August 6, 2013.  Of the backlog as of June 30, 2013, 70% is expected to be performed during 2013, with the remainder expected to be performed in 2014 and beyond.  Of the backlog at June 30, 2013, approximately $340 million relates to international projects with the remainder relating to projects in the U.S. Gulf of Mexico.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

Vessel Utilization

We believe vessel utilization is a key performance metric for our business.  Utilization is a strong indicator of demand for our vessels and, as a result, the contract rates we may charge for our services.   As a marine contractor with a continuing presence and most of our vessels in the U.S. Gulf of Mexico, our vessel utilization is typically lower during the winter and early spring due to unfavorable weather conditions in the U.S. Gulf of Mexico.  Accordingly, we attempt to schedule our drydock inspections and other routine and preventative maintenance programs during this period.  From time to time, we temporarily remove from service certain vessels based on current market conditions.  The bid and award process during the first two quarters typically leads to the commencement of construction activities during the second and third quarters.

A significant portion of our international revenues, particularly in the Southeast Asia and Australia regions, are derived from our provision of diving services without the use of Company-owned vessels.  For example, we provide surface diving services from third party vessels or structures, and we provide saturation diving services from our portable saturation diving systems placed on chartered vessels, the customer's vessel or other third party vessels, and in some cases from a third party portable saturation diving system.  In addition, certain of our recent project awards in Mexico will be performed with a combination of our owned vessels and third party chartered vessels.  As a result, we may realize additional revenues in these international regions that will not be reflected in our utilization.

The following table shows the effective utilization of our vessels during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Utilization(1)	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	65%	72%	57%	63%
Surface and Mixed Gas Diving	48%	41%	35%	32%
Construction Barges	18%	39%	12%	30%
Entire Fleet	43%	48%	33%	38%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations

Revenues

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Revenues	$120,986	$120,321	$665	1%	$201,905	$180,338	$21,567	12%

Revenues for the three months ended June 30, 2013 increased by $0.7 million, or 1%, compared to the same quarter in 2012.  Although total revenues remained relatively flat compared to the prior year second quarter, the mix of revenues changed significantly as our international revenues increased $30.5 million, or 64%, from the prior period.  Contributing to the revenue increase was strong utilization of the Sea Horizon in Southeast Asia and a chartered vessel, the Toisa Paladin, as well as two owned dive support vessels, in Australia.  This increase was offset by a $29.8 million decrease in domestic revenues mostly attributable to low utilization of our derrick barges due to delays in project schedules, as well as a scheduled drydock of the Pacific.  We also experienced lower utilization of our dive support vessels in the U.S. Gulf of Mexico.

The $21.6 million, or 12%, increase in revenues for the six months ended June 30, 2013 compared to the 2012 six-month period is primarily attributable to higher revenues during the first quarter 2013 due to strong utilization for the Uncle John and the bareboat charter of the Kestrel.  These vessels were in drydock during the first quarter of 2012.

Gross profit (loss)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Gross profit (loss)	$2,630	$153	$2,477	1,619%	$(8,887)	$(16,267)	$7,380	45%

Gross profit for the three months ended June 30, 2013 increased compared to the second quarter 2012 primarily due to our cost savings initiatives from 2012 as well as improved margins on international work, partially offset by deterioration in domestic margins due to lower utilization and a competitive pricing environment.  Gross loss for the six months ended June 30, 2013 improved $7.4 million, or 45%, compared to the same period of 2012, primarily due to high utilization for the Uncle John and from the bareboat charter of the Kestrel in Mexico.  Partially offsetting this improvement was the deterioration in utilization and a competitive pricing environment for our domestic dive support vessels and a loss incurred on a lump-sum project in Australia during the first quarter 2013.

General and administrative expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
General and administrative expenses	$10,802	$12,846	$(2,044)	(16)%	$22,711	$26,338	$(3,627)	(14)%
General and administrative expenses as a percentage of revenues	9%	11%	(2)%	(18)%	11%	15%	(4)%	(27)%

General and administrative expenses for the three and six months ended June 30, 2013 decreased from the same periods ended June 30, 2012 by $2.0 million, or 16%, and $3.6 million, or 14%, respectively, due to our cost savings initiatives, including headcount reductions, in 2012.

Asset impairment

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Asset impairment	$—	$—	$—	—	$125	$1,351	$(1,226)	(91)%

During the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale and sold during April 2013.  During the first quarter 2012, we recorded a $1.4 million impairment charge relating to a non-core asset, reducing the fair value of the asset to zero.

(Gain) loss on sale of assets and other (income) expense, net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(Gain) loss on sale of assets	$(3,143)	$(3,522)	$(379)	(11)%	$(3,123)	$(3,333)	$(210)	(6)%
Other (income) expense, net	376	144	232	161%	455	(197)	652	331%

There were no significant asset sales during the first quarter 2013.  During the second quarter 2013, we sold a shore-based facility in Louisiana that was held for sale for net proceeds of $6.1 million.  We did not recognize a gain or loss on this sale.  During the quarter we also sold certain dive equipment for $3.4 million, and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received before the end of 2013.  We recorded a gain of $3.4 million on this sale.  The net proceeds from these sales were used to repay a portion of our secured term loan in April 2013.

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

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$4,630	$3,308	$1,322	40%	$9,262	$5,608	$3,654	65%
Interest expense, adjustment to conversion feature of convertible debt	$(6,425)	$—	$(6,425)	(100)%	$(6,362)	$—	$(6,362)	(100)%

The increase in interest expense, net for the three and six months ended June 30, 2013 from the same period in 2012 is primarily due to the accretion of the debt discount related to our convertible Notes issued during the third quarter 2012 through interest expense over the term of the Notes.  Additionally, interest expense increased due to a higher applicable margin on our variable interest rate debt and an increase in the average amount outstanding on our revolving credit facility during the first six months of 2013.  Cash paid for interest was $1.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2012, respectively.

The $6.4 million reduction of interest expense during the second quarter 2013 reflects the final marked-to-market adjustment of the fair value of our derivative liability through May 14, 2013 related to the conversion feature of the Notes.  The adjustment reflects the decrease in our stock price at May 14, 2013 from March 31, 2013.  At our 2013 Annual Meeting on May 14, 2013, we obtained stockholder approval to issue the maximum number of shares of our common stock necessary to accommodate full conversion of the Notes.  We now have the ability to settle the conversion feature fully in shares of our common stock and as a result, after May 14, 2013, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability.

Income tax benefit

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Income tax expense (benefit)	$(1,372)	$(4,851)	$(3,479)	(72)%	$(10,691)	$(13,240)	$(2,549)	(19)%

Our effective tax benefit rate was 38.0% and 33.5% for the three and six months ended June 30, 2013, respectively, compared to an effective tax benefit rate of 38.4% and 28.8% for the three and six months ended June 30, 2012, respectively.  The effective tax benefit rate for the three and six months ended June 30, 2013 and 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.

Liquidity and Capital Resources

We require capital to fund ongoing operations and organic growth initiatives, and to pursue joint ventures or acquisitions. Also, our larger international contracts sometimes require us to make significant advance purchases of project materials.  Our primary sources of liquidity are cash flows from our operations, available cash and cash equivalents and borrowing availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions. We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.

Our ability to fund our business activities and achieve our near-term and long-term objectives continues to be affected by the challenging market conditions.  Currently, we rely on our revolving credit facility and our new Unsecured Term Loan to fund a significant portion of our working capital needs.  If these unfavorable market conditions continued for an extended period, they could have a more direct and adverse impact on our liquidity position, as availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio.

Our working capital needs tend to increase during the summer months in the U.S. Gulf of Mexico as we experience a seasonal increase in activity.  Additionally, our three recent contract awards in Mexico for Pemex require us to make large up-front purchases of pipe and other project materials.  As we continue to implement our strategy to increase our international presence, we will have increasing demands on our working capital due to the need to make advance purchases of pipe and other project materials for the larger projects typical of the international markets in which we operate. We recently obtained a new $20 million Unsecured Term Loan in order to fund the working capital needed for our three Mexico projects.  This Unsecured Term Loan will not be included in the calculation of our leverage ratio under our Credit Agreement pursuant to a recent amendment to the Credit Agreement accommodating this flexibility.  However, our ability to maintain sufficient liquidity to pursue future large international project awards could depend on an overall improvement in our financial performance and our ability to reduce our reliance on third party financing for our working capital needs.

At June 30, 2013, we had total debt outstanding of $200.8 million including the principal balance under a term loan and revolving credit facility under our Credit Agreement, the principal balance under the Unsecured Term Loan, and the principal amount of the Notes, and we had $8.5 million of cash on hand.  The Notes are recorded net of a $20.8 million discount on the consolidated balance sheet as of June 30, 2013.  We have no significant debt maturities for the remainder of 2013.  In January 2014, $10 million of the Unsecured Term Loan is due.

Senior Secured Credit Facility

We have a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $125 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016.  At June 30, 2013, we had outstanding term loan debt of $32.7 million, including current maturities.  The quarterly principal payments on the balance of the term loan are $1.0 million for the remaining term of the Credit Agreement.  A final payment on the term loan of approximately $22 million will be due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.

At June 30, 2013, we had $61.9 million borrowed and $13.8 million of letters of credit issued and outstanding under our revolving credit facility.  At June 30, 2013, we had $49.3 million remaining borrowing capacity under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  We may borrow from or repay the revolving portion of our Credit Agreement as business needs merit.

Effective May 31, 2013, we amended the Credit Agreement to: (i) exclude unsecured indebtedness incurred in an aggregate principal amount of up to $20.0 million solely for the purpose of determining "Consolidated Funded Indebtedness" (as defined in the Credit Agreement) when used for the calculation of the consolidated leverage ratio; (ii) reduce the consolidated fixed charge coverage ratio covenant from 1.25 to 1 to 1.05 to 1 for the two fiscal quarters ending June 30, 2013 and September 30, 2013; and (iii) increase the consolidated leverage ratio covenant from 3.75x to 5.25x for the fiscal quarter ended June 30, 2013 and from 3.75x to 5.00x for the fiscal quarter ending September 30, 2013.

At June 30, 2013, we were in compliance with all debt covenants under our Credit Agreement.

Convertible Notes

We have $86.25 million aggregate principal amount of Notes outstanding.  The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may convert their Notes only under the following circumstances: (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of June 30, 2013, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.

At our 2013 Annual Meeting on May 14, 2013, we obtained the requisite stockholder approval to enable the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Notes.

Unsecured Term Loan

On June 27, 2013, we entered into the $20 million Unsecured Term Loan which matures in two portions with $10 million maturing on each of January 2, 2014 and June 26, 2015. The interest rate on the Unsecured Term Loan is 13.50% per annum, payable on the first day of each calendar quarter in arrears, beginning on October 1, 2013. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our recent contract awards in Mexico.  At June 30, 2013, the full $20 million was outstanding under the Unsecured Term Loan.

Capital Expenditures

During the six months ended June 30, 2013, we incurred $13.2 million for equipment purchases, improvements and replacements and $7.6 million for regulatory drydocks.  For 2013, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $30 million, primarily related to expenditures for asset maintenance such as regulatory drydock costs.  Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices and industry capacity.  We currently anticipate funding our remaining 2013 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services, and on working capital demands due to seasonality in our domestic business and the requirements of certain of our international contracts for us to make advance purchases of project materials.  Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(45,892)	$(8,831)
Investing activities	6,369	(5,533)
Financing activities	39,963	8,832
Effect of exchange rate changes on cash and cash equivalents	(315)	—
Net increase (decrease) in cash and cash equivalents	$125	$(5,532)

Operating Activities.  Net cash used in operating activities totaled $45.9 million during the first six months of 2013 compared to net cash used of $8.8 million in the first six months of 2012.  Net cash used for the six months ended June 30, 2013 was primarily due to the up-front procurement of materials for our three recent contracts in Mexico for Pemex and our loss recorded for the period adjusted for non-cash items, offset by the receipt of a $7.1 million tax refund related to the 2012 tax year, as well as other changes in working capital.  Cash used in operations for 2012 was primarily driven by our loss recorded (adjusted for non-cash items, such as depreciation and amortization and stock-based compensation).

Investing Activities.  Net cash provided by investing activities was $6.4 million during the first six months of 2013 compared to cash used for investing activities of $5.5 million in the first six months of 2012.  During the first six months of 2013 and 2012, cash paid for capital expenditures was $1.5 million and $26.2 million, respectively. Cash generated from the sale of property and equipment was $7.8 million for the six months ended June 30, 2013 primarily from the sale of a shore-based facility in Louisiana, and certain dive equipment.  Cash generated from the sale of property and equipment was $20.6 million for the six months ended June 30, 2012 primarily from the sale of a dive support vessel and our Singapore facility, as well as other assets.

Financing Activities.  Net cash provided by financing activities was $40.0 million during the first half of 2013 compared to net cash provided of $8.8 million in the first half of 2012.  During the first half of 2013, we made principal payments of $9.4 million under our secured term loan and had net borrowings of $30.1 million under our Credit Agreement.  We also borrowed $20 million under the Unsecured Term Loan in June 2013 to provide working capital to fund up-front procurement of materials for our three recent Pemex contracts.  During the first half of 2012, we made principal payments of $18.2 million under our secured term loan (with the net proceeds from the sale of a dive support vessel and our Singapore facility and the required quarterly principal payment) and had net borrowings of $27.0 million under our Credit Agreement in line with our normal working capital requirements.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2 to our consolidated financial statements contained in our 2012 Form 10‑K.

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

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk, foreign currency exchange rate risk and equity price risk.  There have been no material changes in our market risk during the six months ended June 30, 2013 from those reported under Part II, Item 7A of our 2012 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This quarterly report contains or incorporates by reference statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend that all such forward-looking information be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements regarding our future financial position, business strategy, budgets, projected costs and savings, forecasts of trends, and statements of management's plans and objectives and other matters.  These forward-looking statements do not relate strictly to historic or current facts and often use words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe" or "continue" and other words and expressions of similar meaning.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, any forward-looking statements contained herein are not guarantees of our future performance and our actual results may differ materially from those anticipated, projected or assumed in these forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include: current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, the impact on the market and regulatory environment in the U.S. Gulf of Mexico resulting from the Macondo well blowout in 2010, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry including pricing pressure, the risks of cost overruns on fixed price contracts, the uncertainties inherent in competitive bidding for work, the operational risks inherent in our business, risks associated with our increasing presence internationally and other risks detailed in Part I, Item 1A "Risk Factors" of our 2012 Form 10-K.  Accordingly, we give no assurance that any of the events anticipated by the forward-looking statements will transpire or occur, nor what impact, if any, they may have on our results of operations or financial condition.  Forward-looking statements speak only as of the date of this quarterly report, and, except for our ongoing obligations under the federal securities laws, we do not intend to update and undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.             Risk Factors.

There have been no material changes during the six months ended June 30, 2013 to the risk factors previously disclosed in our 2012 Form 10-K.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the second quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 to April 30, 2013(1)	2,339	$1.66	—	—
May 1 to May 31, 2013(1)	3,186	$1.67	—	—
June 1 to June 30, 2013(1)	—	$—	—	—
	5,525	$1.67	—	—

(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.                  Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: August 8, 2013	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: August 8, 2013	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		10-K	001-33206	3/1/07
3.2	Amendment to Amended and Restated Certificate of Incorporation of Cal Dive International, Inc.		8-K	001-33206	5/16/13
3.3	Composite Certificate of Incorporation of Cal Dive International, Inc.	X
3.4	Amended and Restated Bylaws of Cal Dive International, Inc.		8-K	001-33206	8/31/10
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2
First Supplemental Indenture dated as of April 26, 2013 by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. as trustee.
X
10.1	Cal Dive International, Inc. 2013 Stock Incentive Plan		8-K	001-33206	5/16/13
10.2
Amendment No. 5 to Credit Agreement dated as of May 31, 2013, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			8-K	001-33206	6/4/13
10.3
Credit Agreement dated as of June 27, 2013, among Cal Dive International, Inc., certain of its subsidiaries and ABC Funding, LLC, as Administrative Agent, together with the other lender parties thereto
			8-K	001-33206	7/3/13
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101.INS·	XBRL Instance Document
101.SCH·	XBRL Taxonomy Extension Schema Document
101.CAL·	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF·	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB·	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE·	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
· Furnished herewith.