Form 10-Q
period 2013-09-30
Cal Dive International, Inc.
filed 2013-11-07
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to  ______

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

As of October 31, 2013, the registrant had 97,747,433 shares of common stock issued and outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to "us," "we," "our," "ours," "the Company" or "CDI," we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	September 30, 2013	December 31, 2012
	(unaudited)
Current assets:
Cash and cash equivalents	$6,106	$8,343
Accounts receivable -
Trade, net of allowance for doubtful accounts of $2,429 and $2,732, respectively	67,998	76,815
Contracts in progress	95,165	50,119
Income tax receivable	-	8,271
Other current assets	41,219	36,361
Total current assets	210,488	179,909

Property and equipment	686,107	692,416
Less - accumulated depreciation	(290,730)	(268,880)
Net property and equipment	395,377	423,536

Deferred drydock costs, net	24,747	15,704
Other assets, net	9,449	11,524
Total assets	$640,061	$630,673

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$100,465	$73,480
Advanced billings on contracts	2,017	179
Accrued liabilities	26,965	29,432
Income tax payable	5,869	5,284
Current maturities of long-term debt	13,989	4,219
Deferred income taxes	3,104	3,100
Total current liabilities	152,409	115,694

Long-term debt	173,827	133,116
Derivative liability for conversion feature of convertible debt	-	22,456
Deferred income taxes	61,078	83,714
Other long-term liabilities	7,569	7,418
Total liabilities	394,883	362,398

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 97,747 and 97,878 shares issued and outstanding, respectively	977	979
Capital in excess of par	437,284	422,570
Accumulated other comprehensive income	1,333	2,085
Retained deficit	(190,161)	(154,043)
Equity attributable to Cal Dive	249,433	271,591
Noncontrolling interest	(4,255)	(3,316)
Total equity	245,178	268,275
Total liabilities and equity	$640,061	$630,673

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$155,246	$138,113	$357,151	$318,451
Cost of sales	144,800	134,212	355,592	330,817
Gross profit (loss)	10,446	3,901	1,559	(12,366)
General and administrative expenses	11,140	13,570	33,851	39,908
Asset impairment	20,041	21,181	20,166	22,532
(Gain) on sale of assets	(314)	(12)	(3,437)	(3,345)
Operating loss	(20,421)	(30,838)	(49,021)	(71,461)
Interest expense, net	5,677	4,535	14,939	10,143
Interest expense – adjustment to conversion feature of convertible debt	-	(8,357)	(6,362)	(8,357)
Other (income) expense, net	337	(266)	792	(463)
Loss before income taxes	(26,435)	(26,750)	(58,390)	(72,784)
Income tax benefit	(10,643)	(10,665)	(21,334)	(23,905)
Net loss	$(15,792)	$(16,085)	$(37,056)	$(48,879)
Income (loss) attributable to noncontrolling interest	1,008	(152)	(938)	(2,942)
Loss attributable to Cal Dive	$(16,800)	$(15,933)	$(36,118)	$(45,937)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.18)	$(0.17)	$(0.39)	$(0.50)

Weighted average shares outstanding:
Basic and diluted	93,793	92,688	93,775	92,710

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(15,792)	$(16,085)	$(37,056)	$(48,879)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,211	101	(810)	(280)
Unrealized gain (loss) from cash flow hedge (net of tax of $11, $155, $31, and $106, respectively)	20	287	58	197
Total other comprehensive income (loss)	1,231	388	(752)	(83)
Comprehensive loss	(14,561)	(15,697)	(37,808)	(48,962)
Comprehensive income (loss) attributable to noncontrolling interest	1,008	(152)	(938)	(2,942)
Comprehensive loss attributable to Cal Dive	$(15,569)	$(15,545)	$(36,870)	$(46,020)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net loss	$(37,056)	$(48,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,521	46,544
Stock compensation expense	4,311	6,485
Deferred income tax expense (benefit)	(28,283)	(20,791)
(Gain) on sale of assets	(3,437)	(3,345)
Amortization of debt discount and deferred financing costs	5,825	2,592
Marked-to-market adjustment of debt conversion feature	(6,362)	(8,357)
Asset impairment	20,166	22,532
Changes in operating assets and liabilities:
Accounts receivable, net	(36,167)	(26,443)
Income tax receivable and payable, net	8,856	20,895
Other current assets	(18,815)	(4,505)
Deferred drydock costs	(9,838)	(9,358)
Accounts payable and accrued liabilities	17,591	9,024
Other noncurrent assets and liabilities, net	214	(166)
Net cash used in operating activities	(41,474)	(13,772)

Cash Flows From Investing Activities:
Additions to property and equipment	(14,512)	(38,162)
Proceeds from sales of property and equipment	7,804	23,347
Proceeds from sale-leaseback transaction	-	4,772
Net cash used in investing activities	(6,708)	(10,043)

Cash Flows From Financing Activities:
Repayments on secured term loan	(10,397)	(106,644)
Borrowings under unsecured term loan	20,000	-
Draws on revolving credit facility	263,300	199,600
Repayments on revolving credit facility	(225,400)	(166,700)
Issuance of convertible notes	-	86,250
Payment of deferred financing costs	(1,134)	(3,451)
Net cash provided by financing activities	46,369	9,055

Effect of exchange rate changes on cash and cash equivalents	(424)	3
Net decrease in cash and cash equivalents	(2,237)	(14,757)
Cash and cash equivalents, beginning of period	8,343	15,598
Cash and cash equivalents, end of period	$6,106	$841

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

2.    Details of Certain Accounts

Included in accounts receivable at September 30, 2013 and December 31, 2012 is $5.2 million owed from a customer in China which is overdue but has not been collected due to our customer's involvement in certain customs issues with a local government. We are not involved in these matters and this receivable has not been disputed by our customer or our customer's end client.  To further document this receivable, in 2012 we commenced an arbitration proceeding in Hong Kong, and during the fourth quarter 2012, we won an arbitration award of the entire amount due.  We have also obtained an order of a Hong Kong court permitting us to enforce the arbitration award as a judgment of the court.  We are working on executing this award and judgment, and continue to believe that we will ultimately collect this receivable from either our customer or directly from our customer's end client.

Other current assets consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Insurance claims to be reimbursed	$1	$112
Prepaid job costs (1)	13,110	3,776
Prepaid insurance	4,777	3,641
Prepaid other	2,337	740
Other receivables	7,369	3,239
Assets held for sale (2)	12,472	23,603
Supplies and spare parts inventory	1,153	1,250
	$41,219	$36,361
________________________
(1)	The increases in prepaid job costs primarily relate to our four projects in Mexico.

(2)	As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third and fourth quarters of 2012 we entered into a plan to sell various non-core vessels, property and equipment. The amount recorded in assets held for sale at September 30, 2013 includes three dive support vessels, two construction barges, three portable saturation diving systems and a facility. The assets held for sale at December 31, 2012 include four dive support vessels, two construction barges, four portable saturation diving systems and two facilities. During the first quarter 2013, two of these assets were reclassed to assets held and used. During the second quarter 2013, we sold a shore-based facility in Louisiana for net proceeds of $6.1 million. We did not record a gain or loss on this sale in the second quarter. Also, in the second quarter 2013, we sold certain dive equipment for $3.4 million and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received before the end of 2013. We recorded a gain of $3.4 million on this sale in the second quarter as the dive equipment had a net book value of zero. The net proceeds from these sales were used to repay a portion of our outstanding secured term loan. During the third quarter 2013, we wrote down the two construction barges held for sale by $2.6 million to their current market values. We expect to sell the remaining assets over the next twelve months and have engaged brokers to assist in facilitating these divestitures.

Other long-term assets, net, consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Intangible assets with definite lives, net	$122	$521
Deferred financing costs, net	8,522	10,234
Equipment deposits and other	805	769
	$9,449	$11,524

Accrued liabilities consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Accrued payroll and related benefits	$3,962	$4,232
Unearned revenue	114	1,543
Insurance claims to be reimbursed	1	112
Self-insurance reserves	8,383	7,986
Interest rate swap	101	357
Accrued taxes other than income	6,361	8,343
Accrued interest	2,476	2,013
Financed insurance premium	4,255	2,165
Other	1,312	2,681
	$26,965	$29,432

Other long-term liabilities consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Uncertain tax position liabilities	$5,408	$5,820
Other	2,161	1,598
	$7,569	$7,418

3.	Long-Term Debt

Long-term debt consisted of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Revolving credit loans due 2016	$69,700	$31,800
Secured term loan due 2016	31,656	42,053
Convertible notes due 2017, net of unamortized discount of $19,790 and $22,768, respectively	66,460	63,482
Unsecured term loan	20,000	-
Total debt	187,816	137,335
Less current portion	(13,989)	(4,219)
Long-term debt	$173,827	$133,116

Senior Secured Credit Facility

We have a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a $125.0 million variable-interest revolving credit facility (the "Credit Agreement").  During 2012, we repaid $107.9 million of the term loan with net proceeds from the sale of assets, the issuance of 5.0 % convertible notes and required quarterly principal payments.  During the first nine months of 2013, we repaid $10.4 million of the term loan with net proceeds from the sale of assets and required quarterly principal payments.  At September 30, 2013, we have certain non-core assets classified as held for sale, and the net proceeds from the sale of any of these assets is also expected to be used to repay debt under the Credit Agreement.

At September 30, 2013, the principal balance of the term loan was $31.7 million.  Based on this remaining balance and assuming no additional prepayments, the quarterly principal payments will be $1.0 million, until a final payment of approximately $22.0 million becomes due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.

Additionally, as of September 30, 2013, we had $69.7 million outstanding under our revolving credit facility and $9.5 million of issued and outstanding letters of credit under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio covenant at each quarter end (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) and by our collateral coverage sublimit.  However, our revolving credit facility is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  We may borrow from or repay the revolving portion of our Credit Agreement, as business needs merit.  At September 30, 2013, we had $45.8 million of borrowing capacity under the revolving credit facility.

Effective May 31, 2013, we amended the Credit Agreement to: (i) exclude unsecured indebtedness incurred in an aggregate principal amount of up to $20.0 million solely for the purpose of determining "Consolidated Funded Indebtedness" (as defined in the Credit Agreement) when used for the calculation of the consolidated leverage ratio; (ii) reduce the consolidated fixed charge coverage ratio covenant from 1.25 to 1 to 1.05 to 1 for the two fiscal quarters ended June 30, 2013 and September 30, 2013; and (iii) increase the consolidated leverage ratio covenant from 3.75x to 5.25x for the fiscal quarter ended June 30, 2013 and from 3.75x to 5.00x for the fiscal quarter ended September 30, 2013.  Effective November 1, 2013, we further amended the Credit Agreement to eliminate the consolidated fixed charge coverage ratio covenant for the fiscal quarter ended September 30, 2013.  At September 30, 2013, we were in compliance with all debt covenants contained in our Credit Agreement.  The Credit Agreement is secured by vessel mortgages on all of our vessels (except for the Sea Horizon), a pledge of all of the stock of all of our domestic subsidiaries and 66 % of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0 % convertible senior notes due 2017 (the "Notes").  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses.  We used all of the net proceeds to repay a substantial portion of the term loan under our Credit Agreement.  In connection with the issuance of the Notes, we paid and capitalized approximately $3.5 million of loan fees which will be amortized to interest expense over the term of the Notes.

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

We may not redeem the Notes prior to the maturity date. Prior to April 15, 2017, holders may convert their Notes only under the following circumstances: (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time with settlement of all Notes converted during the period occurring on July 15, 2017. Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock). Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest. Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture. As of September 30, 2013, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met. Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.

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

At the time of issuance, NYSE rules limited the number of shares of our common stock that we were permitted to issue upon conversion of the Notes to no more than 19.99% of our common stock outstanding immediately before the issuance of the Notes unless we received stockholder approval for such issuance, and the number of shares of our common stock that would be issued upon a full conversion of the Notes was greater than permitted by such NYSE rules.  We obtained the requisite stockholder approval to accommodate full conversion of the Notes at our 2013 Annual Meeting on May 14, 2013.

Prior to obtaining stockholder approval, we had determined that the conversion feature of the Notes did not meet the criteria for equity classification based on the settlement terms of the Notes.  As a result, from the time of issuance to May 14, 2013, the conversion feature was recognized as a derivative liability and presented under long-term debt in the accompanying consolidated balance sheet, with offsetting changes in the fair value recognized as interest expense in the consolidated statement of operations.  The initial value allocated to this derivative liability was $24.6 million of the $86.25 million principal amount of the Notes, which also represented the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Notes is 13.3%.  Now that we have the ability to settle the conversion feature fully in shares of our common stock, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability. The marked-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million.  Since the original date of issuance, we recorded an $8.5 million adjustment, as a reduction of interest expense, for the change in fair value of the derivative liability. As of May 14, 2013, the conversion feature's cumulative value of $16.1 million was reclassified to capital in excess of par within equity and will no longer be marked-to-market through earnings. The deferred tax benefit of $5.6 million associated with the temporary difference between the financial reporting basis of the derivative liability and its tax basis at the date of issuance (July 18, 2012) was also reclassified to capital in excess of par within equity.

Because it is our intent to settle the principal portion of the Notes in cash and the conversion feature in shares of our common stock, we will use the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued to settle the conversion feature.  The Notes were anti-dilutive for the three and nine months ended September 30, 2013.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with a financial institution providing for a $20.0 million unsecured term loan (the "Unsecured Term Loan").  The Unsecured Term Loan matures in two portions with $10.0 million maturing on each of January 2, 2014 and June 26, 2015. The interest rate on the Unsecured Term Loan is 13.5% per annum, payable on the first day of each calendar quarter in arrears, beginning on October 1, 2013. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico.  We expect to repay the first tranche of the Unsecured Term Loan with cash on hand.

The Unsecured Term Loan contains representations and affirmative covenants that are substantially similar to those in our Credit Agreement. The Unsecured Term Loan also has terms and conditions, including events of default, that we consider reasonable and customary for this type of indebtedness. Upon the occurrence of an event of default, the interest rate will increase 2% per annum. The events of default include failure to timely pay amounts due under the Unsecured Term Loan, non-compliance with covenants, failure to pay other outstanding third party debt above a stated threshold, material breaches of representations, insolvency, a change of control and other events of default customary for this type of indebtedness (subject to applicable notice and cure periods for most defaults). During the existence of any uncured events of default, the lenders of the Unsecured Term Loan have the right to declare the outstanding amounts immediately due and payable.

The Unsecured Term Loan also requires that if (i) we fail to maintain liquidity in an amount equal to or greater than $15.0 million (measured as of the last day of each fiscal quarter, beginning on June 30, 2014); (ii) an event of default occurs; or (iii) we pay off all amounts outstanding under our Credit Agreement (other than in connection with a refinancing or replacement of such Credit Agreement), certain of our assets will become secured in favor of the lenders (only if such security would not cause a default or event of default under the Credit Agreement). Additionally, if we pay off all amounts outstanding under our Credit Agreement (other than in connection with a refinancing or replacement of such Credit Agreement), certain asset disposal events may also require prepayment of the Unsecured Term Loan.

4.	Derivative Instruments and Fair Value Measurements

Conversion Feature of Convertible Debt

At the time of issuance of the Notes, we recognized a derivative liability for their embedded conversion feature, as the Notes did not meet the criteria for equity classification based on their settlement terms.  The initial value allocated to the derivative liability at issuance of the Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability are recognized in earnings.  On May 14, 2013, we obtained stockholder approval enabling the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Notes.  As of that date, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability and was reclassified to capital in excess of par within equity. The marked-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million.  The estimated fair value of the derivative liability for the conversion feature was computed using a binomial lattice model using Level 3 inputs.  The main inputs and assumptions into the binomial lattice model were our stock price at the date of valuation, expected volatility, credit spreads and the risk-free interest rate.

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

Convertible Debt

The fair value of the Notes is determined based on similar debt instruments that do not contain a conversion feature. At September 30, 2013, the Notes were trading at 109.0 % of par value based on limited quotations (Level 1 inputs), and include a value associated with the conversion feature of the Notes. The Notes had a fair value of $74.2 million at September 30, 2013.

Measurements on a Non-recurring Basis

During the third quarter 2013, we recorded a $20.0 million pre-tax impairment charge primarily related to four construction barges that we wrote down to fair market value.  Most of the impairment charge relates to two cold stacked barges that we decided not to redeploy for service due to the continued sluggish new construction market in the U.S. Gulf of Mexico during the third quarter.  The remainder of the charge primarily relates to two barges that were held for sale at September 30, 2013.  Additionally, during the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale and sold during April 2013.  The two cold stacked barges were written down to fair market value using Level 3 inputs based on market based appraisals, and the two barges that were held for sale were measured using Level 3 inputs based on expected proceeds.  The fair value of the cold stacked barges was $8.4 million at September 30, 2013, and the fair value of the barges held for sale was $5.0 million at September 30, 2013.

For the nine months ended September 30, 2012, we recorded a $22.5 million impairment charge related to a $21.2 million impairment adjustment of the carrying value for certain assets we classified as held for sale during the third quarter 2012 to reduce them to fair value, and a $1.4 million impairment adjustment related to a non-core asset to reduce the fair value to zero during the first quarter 2012. The fair value of these assets at September 30, 2012 was $23.0 million and the measurements were based on Level 3 inputs and include expected proceeds from potential buyers and market based appraisals.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended September 30, 2013 and 2012, respectively.

5.    Commitments and Contingencies

Self-Insurance Reserves

We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are appropriately covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets subject to the amount of the loss recognized and when recovery of the claim is probable.  Such amounts were less than $0.1 million and $0.1 million as of September 30, 2013 and December 31, 2012, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

6.    Income Taxes

As of September 30, 2013 and December 31, 2012 we had $5.4 million and $5.8 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 40.3 % and 36.5 % for the three and nine months ended September 30, 2013, respectively, compared to an effective tax benefit rate of 39.9 % and 32.8 % for the three and nine months ended September 30, 2012, respectively.  The effective tax benefit rate for the three and nine months ended September 30, 2013 and 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  Our income tax benefit rate for the three and nine months ended September 30, 2013 and 2012 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

7.    Performance Share Units

We have granted certain of our officers and employees performance share units, which constitute restricted stock units under our incentive plan, that vest 100 % following the end of a three-year performance period.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total stockholder return relative to a peer group of companies over a three-year performance period. The awards are payable in cash.  A maximum value of 200 % of the number of performance share units granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is re-measured at each reporting period until the awards are settled. At September 30, 2013, the fair value of all awards granted was $3.8 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At September 30, 2013 and December 31, 2012, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $1.2 million and $0.4 million, respectively.

Compensation expense (benefit) recognized for the performance share units for the three and nine months ended September 30, 2013 was $0.3 million and $0.8 million, respectively, and for the three and nine months ended September 30, 2012 was $ (0.5) million and $0.2 million, respectively.  The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore, compensation expense related to the performance share units could vary significantly in future periods.

8.    Loss Per Share

Basic earnings (loss) per share (or "EPS") is computed by dividing income (loss) attributable to Cal Dive by the weighted average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock method.  The components of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Loss attributable to Cal Dive	$(16,800)	$(15,933)	$(36,118)	$(45,937)

Denominator:
Basic weighted average shares outstanding	93,793	92,688	93,775	92,710
Dilutive outstanding securities (1)	-	-	-	-
Diluted weighted average shares outstanding	93,793	92,688	93,775	92,710

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.18)	$(0.17)	$(0.39)	$(0.50)
________________________
(1)	Approximately 3.9 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings (loss) per share as the effect would be anti-dilutive. Additionally, the Notes are only dilutive to the extent we generate net income and the average stock price during the period is greater than the conversion price of the Notes.

9.	Variable Interest Entities

In 2011, we formed a joint venture with Petrolog International, Ltd. to provide offshore installation and support services for companies operating in the offshore oil and gas industry in the West Africa region.  Cal Dive owns a 60 % interest in the joint venture and the remaining 40 % is owned by Petrolog.  Due to our financial support of the joint venture, we have determined it to be a variable interest entity of which we are the primary beneficiary.  As a result, we consolidate this joint venture entity in our financial statements.

For the three and nine months ended September 30, 2013, the joint venture generated revenues of $2.3 million and $9.9 million, respectively, and recorded income of $1.5 million and a loss of $1.4 million, respectively.  For the three and nine months ended September 30, 2012, the joint venture generated revenues of $13.8 million and $14.4 million, respectively, and recorded a loss of $0.4 million and $7.4 million, respectively.  At September 30, 2013, there were approximately $12.9 million of assets and $23.7 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive directly.

For the three months ended September 30, 2013, income attributable to non-controlling interest was $1.0 million, and for the nine months ended September 30, 2013, loss attributable to non-controlling interest was $0.9 million, compared to loss attributable to non-controlling interest of $0.2 million and $2.9 million, respectively, for the three and nine months ended September 30, 2012.

10.            Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $106.0 million and $242.9 million for the three and nine months ended September 30, 2013, respectively, and $72.2 million and $149.3 million for the three and nine months ended September 30, 2012, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters.

We globally reposition our vessels based on the demands of our clients and the markets in which they operate.  Due to these demands, the location of our vessels can change from period to period.  Net property and equipment in foreign locations was $245.8 million and $234.1 million at September 30, 2013 and December 31, 2012, respectively.

11.   Subsequent Events

Effective November 1, 2013, we entered into Amendment No. 6 to the Credit Agreement which eliminated the consolidated fixed charge coverage ratio covenant for the fiscal quarter ended September 30, 2013.

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

Overview

Financial Performance

We generated a loss of $16.8 million, or $0.18 per diluted share, for the three months ended September 30, 2013 compared to a loss of $15.9 million or $0.17 per diluted share, for the same period in 2012.  During the three months ended September 30, 2013, we generated revenues of $155.2 million compared to revenues of $138.1 million for the same period in 2012.  The third quarter 2013 results include a pre-tax impairment charge of $20.0 million primarily related to four construction barges that we wrote down to fair value.  Our third quarter 2013 performance was driven by increased international revenues in Mexico, offset by continued deterioration in our domestic revenues.  This deterioration is due primarily to lower utilization and a more competitive pricing environment for our dive support vessels in the U.S. Gulf of Mexico, as well as several key vessels undergoing regulatory drydocks and increased weather interruptions during the third quarter 2013.

We generated a loss of $36.1 million, or $0.39 per diluted share, for the nine months ended September 30, 2013 compared to a loss of $45.9 million, or $0.50 per diluted share, for the same period in 2012.  During the nine months ended September 30, 2013, we generated revenues of $357.2 million compared to revenues of $318.5 million for the same period in 2012.  The improvement in our first nine month 2013 performance over the same period of 2012 was primarily due to increased activity in Mexico and the cost savings initiatives we implemented in 2012.  The improvement was partially offset by deterioration in our domestic utilization and more competitive pricing for our derrick barges and dive support vessels in the U.S. Gulf of Mexico.

Market Conditions and Outlook

Internationally, revenues for the third quarter 2013 increased over the same period of 2012.  Utilization continues to be strong in the international markets we serve and bidding remains active.  In Mexico, during the first nine months of 2013, we were awarded four large contracts with Pemex that will be performed between the second quarter 2013 and the second quarter 2014.  In addition, our two-year bareboat charter of the Kestrel with a major Mexican contractor that commenced during the fourth quarter 2012 will keep the vessel utilized through the third quarter 2014.  In Australia, diving activity remained steady throughout the third quarter, although the third quarter is the winter season for this region.  Two of our three dive support vessels in Australia are booked on contracts that should keep them utilized through 2014.  In Southeast Asia, the Sea Horizon was idle due to a scheduled regulatory drydock during most of the third quarter, however the vessel resumed work in late September and we expect this vessel to be active during the fourth quarter.  Our international outlook remains positive as we continue to successfully implement our strategy of increasing our international operations.

We continued to experience a decline in both utilization and pricing during the third quarter 2013 for our services on the U.S. Gulf of Mexico Outer Continental Shelf (or "OCS").  Capital spending by customers on new construction on the OCS remains suppressed compared to historical levels.  Weather disruptions occurred throughout the summer months negatively impacting our summer work season, and permitting delays postponed several decommissioning and salvage projects that we expected to occur during the third quarter.  In the current commodity price environment, the timing and amount of our customers' spending on the OCS are difficult to predict.  Moreover, our OCS customer base has significantly changed, with more than $5.0 billion in sale and purchase transactions occurring over the last three years.  Although drilling activity in the deepwater U.S. Gulf of Mexico as well as on the OCS has improved over the last 12 months, the activity on the OCS is well below historical levels and is not expected to materially benefit our operations in the near term.

Our international revenue for the three and nine months ended September 30, 2013 continued to be more than 50% of consolidated revenues as we continue to successfully implement our strategy to increase our international operations.  For the three and nine months ended September 30, 2013, our international revenues were 68% of our consolidated revenues, of which our revenues from our contracts with Pemex were 46% and 29% of our consolidated revenues, respectively.  The following table shows our consolidated revenue mix for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
International revenue	68%	52%	68%	47%
Domestic revenue	32%	48%	32%	53%
	100%	100%	100%	100%

Backlog

As of September 30, 2013, our backlog supported by written agreements or contract awards totaled approximately $340.0 million, compared to approximately $172.0 million as of December 31, 2012 and $224.0 million at September 30, 2012.  Of the backlog as of September 30, 2013, 48% is expected to be performed during 2013, with the remainder expected to be performed in 2014 and beyond.  Of the backlog at September 30, 2013, approximately $302.0 million relates to international projects with the remainder relating to projects in the U.S. Gulf of Mexico.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

The following table shows the effective utilization of our vessels during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Utilization(1)	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	74%	83%	62%	67%
Surface and Mixed Gas Diving	48%	46%	40%	37%
Construction Barges	36%	40%	20%	34%
Total Fleet	50%	54%	39%	43%

________________________
(1)	Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations

Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Revenues	$155,246	$138,113	$17,133	12%	$357,151	$318,451	$38,700	12%

Revenues for the three months ended September 30, 2013 increased by $17.1 million, or 12%, compared to the same quarter in 2012. The increase is due to significantly higher revenues in Mexico offset by a $16.7 million, or 25%, decrease in domestic revenues due primarily to weather interruptions throughout the quarter, and lower utilization and a competitive pricing environment for all our services, as well as several key vessels undergoing regulatory drydocks during the first half of the third quarter 2013.

The $38.7 million, or 12%, increase in revenues for the nine months ended September 30, 2013 compared to the 2012 nine-month period is primarily attributable to significantly higher revenues in Mexico, as well as higher revenues in Southeast Asia and Australia compared to 2012.  These increases were partially offset by a decrease in domestic revenues due to weather interruptions and lower utilization and a competitive pricing environment for our domestic services.

Gross profit (loss)

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Gross profit (loss)	$10,446	$3,901	$6,545	168%	$1,559	$(12,366)	$13,925	113%

Gross profit for the three months ended September 30, 2013 increased compared to the third quarter 2012 primarily due to improved margins on international projects and our cost savings initiatives implemented in 2012, partially offset by deterioration in domestic margins due to lower utilization and a competitive pricing environment in our domestic market.  Gross profit for the nine months ended September 30, 2013 improved $13.9 million, or over 100%, compared to the same period of 2012.  This improvement is primarily due to improved international margins, high utilization for the Uncle John and from the bareboat charter of the Kestrel in Mexico.  Partially offsetting this improvement was the deterioration in utilization and a competitive pricing environment for our domestic services.

General and administrative expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
General and administrative expenses	$11,140	$13,570	$(2,430)	(18)%	$33,851	$39,908	$(6,057)	(15)%
General and administrative expenses as a percentage of revenues	7%	10%	(3)%	(30)%	9%	13%	(4)%	(31)%

General and administrative expenses for the three and nine months ended September 30, 2013 decreased from the same periods ended September 30, 2012 by $2.4 million, or 18%, and $6.1 million, or 15%, respectively, due to our cost savings initiatives, including headcount reductions, in 2012.  The three and nine months ended September 30, 2012 include severance costs of $1.5 million, related to our cost savings initiatives implemented during the third quarter 2012.

Asset impairment

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Asset impairment	$20,041	$21,181	$(1,140)	(5)%	$20,166	$22,532	$(2,366)	(11)%

During the third quarter 2013, we recorded a $20.0 million pre-tax impairment charge primarily related to four construction barges that we wrote down to fair market value.  Additionally, during the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale and sold during April 2013.

As part of a restructuring plan in the third quarter 2012 to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, we entered into a plan to sell various non-core vessels, property and equipment.  The amount recorded in assets held for sale during the third quarter 2012 included four dive support vessels, two construction barges, four portable saturation systems and one facility.  In conjunction with placing these assets as held for sale, we recorded a $21.2 million impairment charge during the third quarter 2012 related to the adjustment of the carrying value of these assets to their estimated fair value.  During the first quarter 2012, we recorded a $1.4 million impairment charge relating to a non-core asset, reducing the fair value of the asset to zero.

(Gain) loss on sale of assets and other (income) expense, net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(Gain) loss on sale of assets	$(314)	$(12)	$302	2,517%	$(3,437)	$(3,345)	$92	3%
Other (income) expense, net	$337	$(266)	$603	227%	$792	$(463)	$1,255	271%

During the third quarter 2013, we sold miscellaneous equipment for a small gain.  During the second quarter 2013, we sold a shore-based facility in Louisiana that was held for sale for net proceeds of $6.1 million.  We did not recognize a gain or loss on this sale.  During the second quarter 2013, we also sold certain dive equipment for $3.4 million, and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received before the end of 2013.  We recorded a gain of $3.4 million on this sale.  The net proceeds from these sales were used to repay a portion of our secured term loan.

During the three months ended September 30, 2012, we sold miscellaneous equipment for a small gain.  For the nine months ended September 30, 2012, we recorded a gain of $3.5 million related to the sale of our Singapore facility for net proceeds of $6.4 million and other assets, including a construction barge, for net proceeds of $4.3 million.  The net gain for the first nine months of 2012 includes a loss of $0.1 million we recognized on the sale of a dive support vessel in the first quarter 2012 for net proceeds of $9.9 million.

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

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$5,677	$4,535	$1,142	25%	$14,939	$10,143	$4,796	47%
Interest expense, adjustment to conversion feature of convertible debt	$—	$(8,357)	$(8,357)	(100)%	$(6,362)	$(8,357)	$(1,995)	(24)%

      The increase in interest expense, net for the three and nine months ended September 30, 2013 from the same periods in 2012 is primarily due to the accretion of the debt discount related to our convertible Notes issued during the third quarter 2012 through interest expense over the term of the Notes.  Additionally, interest expense increased due to a higher applicable margin on our variable interest rate debt, interest on our unsecured term debt and an increase in the average amount outstanding on our revolving credit facility during the first nine months of 2013.  Cash paid for interest was $3.7 million and $8.4 million for the three and nine months ended September 30, 2013, respectively, compared to $1.9 million and $6.0 million for the three and nine months ended September 30, 2012, respectively.

There was no marked-to-market adjustment of the fair value of our derivative liability during the third quarter 2013, as we obtained stockholder approval to issue the maximum number of shares of our common stock necessary to accommodate full conversion of the Notes at our 2013 Annual Meeting on May 14, 2013.  We now have the ability to settle the conversion feature fully in shares of our common stock and as a result, after May 14, 2013, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability.  The reduction of interest expense for the nine months ended September 30, 2013 reflects the final marked-to-market adjustment of the fair value of our derivative liability through May 14, 2013, and reflects the decrease in our stock price from January 1, 2013 through May 14, 2013.  The amount recorded for the three and nine months ended September 30, 2012 reflects the decrease in our stock price during that period.

Income tax benefit

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2013	2012	2013 to 2012		2013	2012	2013 to 2012
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Income tax expense (benefit)	$(10,643)	$(10,665)	$(22)	—%	$(21,334)	$(23,905)	$(2,571)	(11)%

Our effective tax benefit rate was 40.3% and 36.5% for the three and nine months ended September 30, 2013, respectively, compared to an effective tax benefit rate of 39.9% and 32.8% for the three and nine months ended September 30, 2012, respectively.  The effective tax benefit rate for the three and nine months ended September 30, 2013 and 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.

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

Our ability to fund our business activities and achieve our near-term and long-term objectives of increasing our international operations continues to be affected by liquidity constraints caused by the challenging market conditions.  Currently, we rely on our revolving credit facility, together with our Unsecured Term Loan, to fund a significant portion of our working capital needs.  If these unfavorable market conditions continued for an extended period, they could have a more direct and adverse impact on our liquidity position, as availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio.

Our working capital needs tend to increase during the summer months in the U.S. Gulf of Mexico as we experience a seasonal increase in activity.  Additionally, our contract awards in Mexico require us to make large up-front purchases of pipe and other project materials.  As we continue to implement our strategy to increase our international activity, we will have increasing demands on our working capital due to the need to make advance purchases of pipe and other project materials for the larger projects typical of the international markets in which we operate. We obtained a $20.0 million Unsecured Term Loan in June 2013 in order to fund the working capital needed for our contract awards in Mexico.  This Unsecured Term Loan will not be included in the calculation of our consolidated leverage ratio under our Credit Agreement.  However, our ability to maintain sufficient liquidity to pursue future large international project awards could depend on an overall improvement in our financial performance and our ability to reduce our reliance on third party financing for our working capital needs.

At September 30, 2013, we had total debt outstanding of $207.6 million including the principal balance under a term loan and revolving credit facility under our Credit Agreement, the principal balance under the Unsecured Term Loan, and the principal amount of the Notes, and we had $6.1 million of cash on hand.  The Notes are recorded net of a $19.8 million debt discount on the consolidated balance sheet as of September 30, 2013.  We have no significant debt maturities for the remainder of 2013.  In January 2014, $10.0 million of the Unsecured Term Loan is due and following that we have no other significant debt maturing in 2014.

Senior Secured Credit Facility

We have a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $125.0 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016.  At September 30, 2013, we had outstanding term loan debt of $31.7 million, including current maturities.  Based on this remaining balance and assuming no additional prepayments, the quarterly principal payments on the balance of the term loan are $1.0 million until a final payment of approximately $22.0 million becomes due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.

At September 30, 2013, we had $69.7 million borrowed and $9.5 million of letters of credit issued and outstanding under our revolving credit facility.  At September 30, 2013, we had $45.8 million of borrowing capacity under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolving credit facility is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  We may borrow from or repay the revolving portion of our Credit Agreement as business needs merit.

Effective May 31, 2013, we amended the Credit Agreement to: (i) exclude unsecured indebtedness incurred in an aggregate principal amount of up to $20.0 million solely for the purpose of determining "Consolidated Funded Indebtedness" (as defined in the Credit Agreement) when used for the calculation of the consolidated leverage ratio; (ii) reduce the consolidated fixed charge coverage ratio covenant from 1.25 to 1 to 1.05 to 1 for the two fiscal quarters ended June 30, 2013 and September 30, 2013; and (iii) increase the consolidated leverage ratio covenant from 3.75x to 5.25x for the fiscal quarter ended June 30, 2013 and from 3.75x to 5.00x for the fiscal quarter ended September 30, 2013.  Effective November 1, 2013, we further amended the Credit Agreement to eliminate the consolidated fixed charge coverage ratio covenant for the fiscal quarter ended September 30, 2013.

Convertible Notes

We have $86.25 million aggregate principal amount of Notes outstanding.  The Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017.  The carrying value of the Notes on our consolidated balance sheet is net of a debt discount that is amortized through interest expense using the effective interest method through maturity of the Notes.  The initial amount of the debt discount at the time of issuance of the Notes was $24.6 million and the effective interest rate used to amortize the debt discount is 13.3%.  The debt discount as of September 30, 2013 and December 31, 2012 was $19.8 million and $22.8 million, respectively.

We may not redeem the Notes prior to the maturity date.  Prior to April 15, 2017, holders may convert their Notes only under the following circumstances: (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Notes at any time.  Upon conversion of a Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock).  Upon the occurrence of certain fundamental changes, holders of the Notes will have the right to require us to purchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of such Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Notes contain certain events of default as set forth in the indenture.  As of September 30, 2013, none of the conditions allowing holders of the Notes to convert, or requiring us to repurchase the Notes, had been met.  Our intent is to repay the principal amount of the Notes in cash and the conversion feature in shares of our common stock.

At our 2013 Annual Meeting on May 14, 2013, we obtained the requisite stockholder approval to enable the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Notes.

Unsecured Term Loan

On June 27, 2013, we entered into the $20.0 million Unsecured Term Loan which matures in two portions with $10.0 million maturing on each of January 2, 2014 and June 26, 2015. The interest rate on the Unsecured Term Loan is 13.5% per annum, payable on the first day of each calendar quarter in arrears, beginning on October 1, 2013. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico.  At September 30, 2013, the full $20.0 million was outstanding under the Unsecured Term Loan.

Capital Expenditures

During the nine months ended September 30, 2013, we incurred $22.8 million for equipment purchases, improvements and replacements and $14.5 million for regulatory drydocks.  For 2013, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $40.0 million, primarily related to expenditures for asset maintenance such as regulatory drydock costs.  Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices and industry capacity.  We currently anticipate funding our remaining 2013 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services, and on working capital demands due to seasonality in our domestic business and the requirements of certain of our international contracts for us to make advance purchases of project materials.  Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(41,474)	$(13,772)
Investing activities	(6,708)	(10,043)
Financing activities	46,369	9,055
Effect of exchange rate changes on cash and cash equivalents	(424)	3
Net increase (decrease) in cash and cash equivalents	$(2,237)	$(14,757)

Operating Activities.  Net cash used in operating activities totaled $41.5 million during the first nine months of 2013 compared to net cash used of $13.8 million in the first nine months of 2012.  Net cash used for the nine months ended September 30, 2013 was primarily due to the up-front procurement of materials for our contract awards in Mexico and our loss recorded for the period adjusted for non-cash items, offset by the receipt of a $7.1 million tax refund related to the 2012 tax year, as well as other changes in working capital.  Cash used in operations for 2012 was primarily driven by our loss recorded (adjusted for non-cash items, such as depreciation and amortization and stock-based compensation).

Investing Activities.  Net cash used in investing activities was $6.7 million during the first nine months of 2013 compared to cash used for investing activities of $10.0 million in the first nine months of 2012.  During the first nine months of 2013 and 2012, cash paid for capital expenditures was $14.5 million and $38.2 million, respectively. Cash generated from the sale of property and equipment was $7.8 million for the nine months ended September 30, 2013 primarily from the sale of a shore-based facility in Louisiana and certain dive equipment.  Cash generated from the sale of property and equipment was $28.1 million for the nine months ended September 30, 2012 primarily from the sale of a dive support vessel and our Singapore facility as well as other assets, and the sale-leaseback of one of our domestic facilities.

Financing Activities.  Net cash provided by financing activities was $46.4 million during the first nine months of 2013 compared to net cash provided of $9.1 million in the first nine months of 2012.  During the first nine months of 2013, we made principal payments of $10.4 million under our secured term loan and had net borrowings of $37.9 million under our Credit Agreement.  We also borrowed $20.0 million under the Unsecured Term Loan in June 2013 to provide working capital to fund up-front procurement of materials for our contract awards in Mexico.  During the first nine months of 2012, we made principal payments of $106.6 million under our secured term loan (with the net proceeds from the issuance of our convertible debt and the sale of a dive support vessel and our Singapore facility during 2012 in addition to the required quarterly principal payments) and had net borrowings of $32.9 million under our Credit Agreement in line with our normal working capital requirements.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2 to our consolidated financial statements contained in our 2012 Form 10-K.

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

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk, foreign currency exchange rate risk and equity price risk.  There have been no material changes in our market risk during the nine months ended September 30, 2013 from those reported under Part II, Item 7A of our 2012 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes during the nine months ended September 30, 2013 to the risk factors previously disclosed in our 2012 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the third quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number or Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 to July 31, 2013(1)	1,296	$2.05	—	—
August 1 to August 31, 2013(1)	457	$2.21	—	—
September 1 to September 30, 2013(1)	—	$—	—	—
	1,753	$2.09	—	—

(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 5.                  Other Information.

Effective November 4, 2013, our Board adopted an Amendment to our Amended and Restated Bylaws to add a new Section 6.10, which generally provides that, unless the Company consents in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company's stockholders; (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Company's certificate of incorporation or bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine.  This summary of the amendment to our Amended and Restated Bylaws is qualified in its entirety by the full text of the amendment, which is reflected in the Composite Bylaws attached as Exhibit 3.2 to this quarterly report on Form 10-Q, and is incorporated herein by reference.

Item 6.                  Exhibits.

Exhibits filed as part of this quarterly report are listed in the Exhibit Index.

Items 1, 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: November 7, 2013	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: November 7, 2013	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Cal Dive International, Inc.		10-Q	001-33206	8/8/13
3.2	Composite Bylaws of Cal Dive International, Inc. as of November 4, 2013.	X
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. as trustee.		8-K	001-33206	7/18/12
4.3
First Supplemental Indenture dated as of April 26, 2013, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. as trustee.
			10-Q	001-33206	8/8/13
10.1
Amendment No. 6 to Credit Agreement dated as of November 1, 2013, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
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