Form 10-K
period 2013-12-31
Cal Dive International, Inc.
filed 2014-03-11
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to ________
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant's common stock as of June 28, 2013 was approximately $178 million.

As of February 28, 2014, the registrant had 98,747,803 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Unless the context otherwise requires, references in this annual report to "the company," "our company," "the registrant," "we," "our," "us," "CDI" and "Cal Dive International" means Cal Dive International, Inc. and its subsidiaries. Please refer to the subsection "— Certain Definitions" on page 14 for definitions of additional terms used in this annual report.

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

Our Services

The origin of our business traces historically to California Divers, Inc., which pioneered the use of mixed gas diving in the early 1960s when oilfield exploration off the Santa Barbara coast moved to water depths below 250 feet. We commenced operations on the Gulf of Mexico OCS in 1975, and since that time, our principal business has been centered in this region. However, as we continue to implement our strategy to increase our international operations, our business outside of the Gulf of Mexico OCS has steadily increased to more than 50% of our consolidated revenues.

We provide essential marine contracting services to support the entire production lifecycle of the offshore oil and natural gas industry (including subsea services on production platforms, risers, subsea production systems and pipelines). Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms.

Our diversified fleet allows us to offer services in all phases of the production lifecycle of the offshore oil and natural gas industry. During the early phase of infrastructure installation, our services include pipeline installation and trenching, shore approaches, tie-ins, and platform installations. During the middle phase of production and well remediation, our services include inspection, repairs, and maintenance and light well intervention. During the late phase of decommissioning and salvage, our services include pipeline P&A and removal, platform removal and well P&A. Customer spending for the early infrastructure stage is more sensitive to changes in commodity prices as compared to spending for the middle and late phases which is less discretionary.

Our diving services include saturation, surface and mixed gas diving. Collectively, these capabilities enable us to provide a full complement of manned diving services to our customers in water depths of up to 1,000 feet (300 meters). We provide our saturation diving services in water depths of approximately 100 feet (30 meters) to 1,000 feet (300 meters) through our fleet of saturation dive support vessels and portable saturation diving systems. A number of these vessels have capabilities such as DP, hyperbaric rescue chambers, multi-chamber saturation diving systems to accommodate operations at multiple depths and moon pool deployment, all of which allow us to operate effectively in a variety of challenging offshore environments. We also provide surface and mixed gas diving services in water depths that are typically less than 300 feet (100 meters) through our surface dive support vessels. We believe that our fleet of dive support vessels is one of the largest in the world.

We provide pipelay and pipebury services with our pipelay/pipebury barges. These barges install, bury and repair pipelines with outside diameters of up to 36 inches, using conventional S-lay technology that is appropriate for the Gulf of Mexico OCS and the international areas where we currently operate. Jet sleds, which are either self-propelled or towed behind pipelay/pipebury barges, are used to bury pipelines. We also own a pipeline plow which we use to bury pipelines in areas where the use of jet sleds is not allowed due to environmental concerns.

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

With our broad range of complementary service capabilities, we offer a full range of these services on an integrated basis for complex offshore projects. We believe the combination of scheduling flexibility available to us by virtue of our large diversified fleet of vessels, the wide range of capabilities of our assets, our ability to charter and operate third party vessels with very high technical specifications and the advanced technical skills of our experienced personnel distinguishes us from our competitors and makes us a leading marine contracting service provider.

Geographic Areas

For the second consecutive year, our international revenues for 2013 exceeded our domestic revenues, of which $221.2 million was generated in Mexico in 2013, compared to $98.4 million in 2012 and $30.7 million in 2011. Revenues by geographic area were as follows for the past three fiscal years (dollars in thousands):

	Year Ended December 31,
	2013	%	2012	%	2011	%
United States	$155,818	30%	$219,301	47%	$280,745	59%
International	361,140	70%	245,546	53%	199,066	41%
	$516,958	100%	$464,847	100%	$479,811	100%

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate. Thus, the location of our vessels can change from period to period. As of December 31, for the years presented, the physical location of net property and equipment by geographic area was as follows (dollars in thousands):

		As of December 31,
	2013	%	2012	%
United States	$128,806	33%	$189,478	45%
International	259,774	67%	234,058	55%
	$388,580	100%	$423,536	100%

Our Industry

Marine contracting is cyclical and typically driven by actual or anticipated changes in oil and natural gas prices and capital spending by upstream producers. Historically, sustained high commodity prices have led to increases in expenditures for offshore drilling and completion activities and, as a result, greater demand for our services.

In mid-2008, a prolonged worldwide recession reduced the worldwide demand for hydrocarbons, causing many oil and gas companies to curtail capital spending for exploration and development. In 2009 and 2010, competition in Southeast Asia and other international markets increased significantly due to new vessel capacity coming into service. The April 2010 Macondo well blowout in the U.S. Gulf of Mexico further compounded the negative effects on exploration and development activity from the sustained global recession that began in 2008. The aftermath of this blowout significantly and adversely affected oil and gas exploration activities in the U.S. Gulf of Mexico in 2010 and the years following, and has increased uncertainty in the market and regulatory environment for our industry. Recent increased drilling onshore in the U.S. for shale gas has suppressed natural gas prices and the appetite for oil and gas companies to drill for natural gas offshore.

We anticipate the cumulative effect of these factors will continue to challenge our customers' spending levels for the near term. However, we believe the long-term outlook for our business remains favorable in both domestic and international markets as capital spending will be required to replenish oil and natural gas production, and for domestic industry participants to satisfy "idle iron" regulations and other directives promulgated by the Bureau of Safety and Environmental Enforcement (or "BSEE") regarding the decommissioning of offshore platforms and pipelines. We expect all of these factors to continue to drive long-term demand for our services.

Key Indicators

Commodity prices.  Our business is dependent upon the level of capital expenditures by oil and natural gas companies for offshore exploration, development and production operations. The willingness of oil and natural gas companies to fund capital expenditures for exploration and development is generally dependent upon their long-term assessment of the direction of oil and natural gas prices, which can be volatile. Although customers have recently begun to shift their focus to drilling for oil, historically the majority of our customers on the Gulf of Mexico OCS drill for, produce and transport natural gas. If natural gas prices remain at their current reduced levels for a sustained period, we would expect a continued negative impact on our domestic new construction business.  The following table sets forth U.S. oil and natural gas prices for the last three years:

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
U.S. natural gas price (1)	$3.73	$2.75	$4.00	$0.98	36%	$(1.25)	(31%	)
NYMEX oil price(2)	$98.05	$94.15	$95.11	$3.90	4%	$(0.96)	(1%	)
__________
(1)	Annual average of the Henry Hub Gulf Coast natural gas spot price per MMBtu as reported by U.S. Energy Information Administration Independent Statistics and Analysis as of January 27, 2014.

(2)	Annual average of New York Mercantile Exchange ( or "NYMEX") Cushing, OK West Texas Intermediate crude oil daily spot price per barrel, as reported by U.S. Energy Information Administration Independent Statistics and Analysis as of February 4, 2014.

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

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012			2012 to 2011
Worldwide jackup and drill barge rig count(1)	542	524	528	18	3%		(4)	(1%	)

Worldwide jackup and drill barge rig utilization(2)	83%	78%	72%	5%			6%

Gulf of Mexico jackup and drill barge rig count(1)	60	67	81	(7)	(10%	)	(14)	(17%	)

Gulf of Mexico jackup and drill barge rig utilization(2)	60%	57%	45%	3%			12%

Gulf of Mexico platform structure installations(3)	13	7	18	6	86%		(11)	(61%	)

Gulf of Mexico platform structure removals(3)	200	281	291	(81)	(29%	)	(10)	(3%	)
__________
(1)	Source: Petrol Data; represents annual average of contracted jackup and drill barge rigs as of February 20, 2014.
(2)	Source: Petrol Data; represents annual average of rig-by-rig utilization of jackup and drill barge rigs as of February 20, 2014.
(3)	Source: Bureau of Ocean Energy Management, Regulation and Enforcement (or "BOEMRE") as of February 11, 2014, subject to change due to periodic updates.

Our Competitive Strengths

Our competitive strengths include:

•
Successful Project Execution Track Record.  The collective experience of the members of our project management team and offshore supervisory personnel is rooted in the marine construction industry. We have built a well-earned professional reputation for safe, successful and timely project execution spanning the spectrum of our services offered worldwide. We believe our commitment to safe and superior project execution positions us to meet or exceed our clients' expectations and leads to opportunities for repeat business. In addition, we believe our reputation for quality project execution encourages customers to seek our participation in more complex, higher margin projects.

•
Proven management team with extensive experience in the marine contracting business.  Most of our executive officers and senior managers have spent the majority of their careers in the marine contracting business, working at various levels of the industry in the U.S. Gulf of Mexico and internationally. Our senior management team, which has an average of over 20 years of industry experience, includes recognized leaders in diving services and offshore marine construction. We believe the knowledge and experience of our management team is a valuable competitive strength.

•
Leader in the Gulf of Mexico OCS and Australia diving services markets.  In the U.S. Gulf of Mexico, we believe that with the size and diversified capabilities of our fleet, and our offshore workforce of approximately 1,000 diving and marine personnel, we are the market leader for diving services on the Gulf of Mexico OCS with a significant share of diving services contracts in this market. In Australia, we operate 10 or more surface diving systems and three four-point DSVs, which we believe makes us the largest diving contractor in the region with a substantial market share.

•
Leader in the Mexico marine construction market. We have a significant market share in the Mexico shallow water marine construction market where we have built a solid reputation for safe, timely and superior project execution. This has led to Cal Dive being named as one of the highest rated contractors by Petróleos Mexicanos (or "Pemex"). Since 2011, we have been awarded seven projects for Pemex totaling approximately $400.0 million in revenues.

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

•
As part of our commitment to our workforce, we train our employees in accessible and convenient locations for our onshore and offshore workforce, and offer courses on our policies and procedures, safety mission, career development, advancement opportunities and leadership skills. We also aim to structure our compensation and benefit plans to be competitive with our peers and to incentivize our workforce.  We believe these factors have enabled us to attract and retain a strong core of skilled employees.

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

Our Business Strategy

The principal elements of our strategy include:

•
Maintain our leadership position in the worldwide shallow water offshore construction market and increase our presence in high-growth international markets. We believe that certain international regions, such as Latin America, Australia, the North Sea and the Middle East, offer promising long-term growth opportunities. This belief stems from anticipated future increases in capital spending in the shallow water basins in these markets and the highly fragmented competition currently within these regions. We continually evaluate potential projects, joint ventures, partnerships, strategic alliances and acquisition opportunities that could strengthen our presence and competitive position in these targeted markets, as well as help minimize or share the capital outlays necessary to pursue projects in these international markets.

Mexico

We expect this market to continue to be very active as Pemex replenishes its production. We were awarded four projects in 2013 in Mexico, representing approximately $290.0 million in revenue. Work on these projects commenced during the third quarter of 2013 and should continue through the third quarter of 2014.  In the fourth quarter of 2012, we also commenced a two-year charter of our DSV Kestrel to a major contractor in Mexico for work for Pemex.  In early 2013, we entered into an agreement with the owners of the DLS Sampson, a DP 3 DLS capable of pipelay, derrick and diving services, under which we provide vessel management services.  In 2013, we also chartered the DLS Sampson as the primary pipelay vessel for two of our projects for Pemex.

Australia

We experienced an active and profitable 2013 fiscal year in Australia. This followed a successful 2012, when we expanded our service offerings in this region into saturation diving services through the placement of one of our portable saturation diving systems on a third party's vessel. During 2012 and 2013, we also purchased three small four-point DSVs from which we provide surface diving services. We believe our potential in this market remains promising due to the significant number of large liquefied natural gas developments expected to materialize over the next decade.

Southeast Asia

During 2013, we continued to enjoy good utilization for our DLB Sea Horizon, and we continued work under our multi-year contract that commenced in 2012 in China for the provision of diving personnel and management on a portable saturation diving system that we sold to the client. In the first quarter 2014, we sold a second portable saturation diving system to this client and entered into a new three-year contract with the client to provide diving personnel and management on both saturation diving systems. We expect to see activity increase in this region over the near term.

West Africa

The 2012 fiscal year was our first year of operations in this region through our joint venture with Petrolog International, Ltd.  We repositioned our MSV Texas to West Africa and were successful in utilizing the vessel into the first quarter 2013.  We then repositioned the MSV Texas back to the Gulf of Mexico for use on our projects in Mexico.  We continue to monitor the West Africa market opportunistically.

North Sea

In August 2013 we opened an office in Aberdeen, Scotland and we expect to commence surface diving services on third party vessels in that region in the second quarter of 2014.

•
Diversify into complementary service offerings.  A key part of our strategy is to diversify our market reach beyond our traditional diving and integrated construction services into complementary service offerings. To facilitate our entry into the light well intervention market, we upgraded the dynamic positioning and derrick systems of the MSV Uncle John, enabling it to perform light well intervention work in water depths of up to 3,500 feet. In 2012 and 2013, we used the MSV Uncle John as a work platform on which well intervention techniques were performed by third parties. These well intervention techniques include the use of wireline or coiled tubing and marine risers in support of temporary and permanent abandonment activities, as well as some limited intervention in producing wells under relatively low pressure in shallow to intermediate water depths. The MSV Uncle John successfully completed several multi-well, intervention projects for major clients in 2012 and 2013. Activities that were supported include downhole wireline, zonal isolation and cement/casing milling utilizing the vessel's installed top drive, heave compensation and fluid delivery systems. Our client base for light well intervention support is increasing along with repeat business opportunities with existing clients.

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

Seasonality

Marine operations are typically seasonal and depend, in part, on weather conditions. Historically, we have experienced our lowest vessel utilization rates during the winter and early spring, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, in more competitive market conditions, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. Typically the best months for working on the Gulf of Mexico OCS, offshore Mexico, in Southeast Asia and the North Sea are between May and October, and offshore Australia, between November and April. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

Customers

Our customers include major and independent oil and natural gas producers, pipeline transmission companies and offshore engineering and construction firms. The level of our customers' marine contracting capital expenditures varies from year to year due to the concentrated nature of construction and installation expenditures and the unpredictability of repair work. Consequently, customers that may account for a significant portion of contract revenues in one fiscal year may only represent an immaterial portion of contract revenues in subsequent fiscal years. The percent of consolidated revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2013 — Pemex 37%; 2012 — Pemex 18% and Apache Corporation 16%; and 2011 — AJ Lucas Australia 14% and Chevron Corporation 13%. We provided marine contracting services to over 75 customers in 2013.

Backlog

As of December 31, 2013, our backlog supported by written agreements or contract awards totaled approximately $248.9 million, compared to approximately $172.0 million as of December 31, 2012. Approximately 93% of our current backlog is expected to be performed during 2014, with the remainder expected to be performed in 2015 and beyond. Of the backlog at December 31, 2013, approximately 89% relates to international projects and the remaining relates to projects in the U.S. Gulf of Mexico. The contracts included in our backlog are cancellable without penalty in most cases. Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that are derived from the spot market.

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

We seek to optimize our mix of dayrate and qualified lump-sum contracts based on prevailing market conditions. As part of that effort, we also attempt to strike the appropriate balance between short-term and long-term dayrate contracts. Our goal is to diversify our sources of revenue while maximizing profitability.

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

Competitors

The marine contracting business is highly competitive. Competition for marine contracting work in the markets we serve has historically been based on price, the location and type of equipment available, the ability to timely deploy such equipment and the safety and quality of such services. In recent years, price has been the primary factor in obtaining contracts, but our reputation for superior project management, our skilled personnel, and our strong safety record have also been important competitive factors.

Gulf of Mexico OCS

Our principal competitors for diving services on the Gulf of Mexico OCS include TETRA Technologies Inc. (through its wholly-owned subsidiary, Epic Divers & Marine, L.L.C.) (or "TETRA") and Oceaneering International, Inc., as well as a number of smaller companies that often compete solely on price. Based on the size of our fleet, we are the largest saturation and surface diving service provider on the Gulf of Mexico OCS.

Our principal competitors for pipelay services on the Gulf of Mexico OCS include Chet Morrison Contractors, Inc. and Bisso Marine Co.

For the installation and removal of production platforms, we compete primarily with Offshore Specialty Fabricators, Inc., TETRA and several smaller companies. We believe that our reputation, asset capabilities, highly experienced personnel and low-cost structure are key advantages for us in this market.

International

In Mexico, our major competitors are Technip, S.A., Micoperi SRL and Micoperi de Mexico, S.A. de C.V., Swiber Offshore Construction Pte. Ltd. (or "Swiber"), Tradeco Infraestructure, S.A. de CV, and Permaducto S.A. de C.V., (formerly Protexa S.A. de C.V.).

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

In the North Sea, our major competitors are NSea (formerly Stork Technical Services), KD Marine, Harkand and Bibby Offshore.

Employees

As of December 31, 2013, we had approximately 1,550 full-time employees worldwide, approximately 68% of whom work offshore and approximately 32% of whom work onshore. In addition, throughout the year we contracted with third parties to provide approximately 200 offshore marine and diving personnel. In the U.S., we are not unionized and none of our employees are employed pursuant to any collective bargaining agreement or any similar arrangement. We do employ union divers and other offshore personnel in some of our international regions.  We believe we have strong professional relationships with our employees.

Training and Safety

Assuring the safety of our workforce is one of our core values. Our goal, based upon the belief that all incidents are preventable, is to provide an incident and injury-free workplace by emphasizing the importance of safe behavior by our employees. Our behavioral safety procedures and training programs were developed by management personnel who started their careers working in the offshore industry, and who have firsthand knowledge of the mental and physical challenges of the offshore and subsea worksite. As a result, we believe that our overall safety management system is among the best in the industry. Nevertheless, we are constantly engaged in a company-wide effort to enhance our behavioral safety procedures and training programs. We place significant emphasis on awareness and open communication between management and all offshore and onshore employees. We currently document all daily observations and analyze data both at the immediate worksite and at the corporate level. Worksite condition inspections, known as "Hazard Hunts," are conducted with required "actions by" and close out dates. Annual progressive audits are carried out throughout our fleet, facilities and worksites by our environmental, health and safety department to provide an avenue of understanding and mechanism to identify training requirements throughout our diverse fleet. Management site visits are conducted regularly to assist in face to face communication across the fleet. We train our employees in accessible and convenient locations for our onshore and offshore workforce, and offer courses on our policies and procedures, safety mission, career development, advancement opportunities and leadership skills.

U.S. Government Regulation

The marine contracting industry is subject to extensive governmental and industry rules and regulations, including those of the U.S. Coast Guard, The Occupational Health and Safety Administration (or "OSHA"), the National Transportation Safety Board, the U.S. Environmental Protection Agency (or "EPA"), BSEE, International Safety Management and the U.S. Customs Service. We comply with the requirements of applicable Classification Societies, including the American Bureau of Shipping, Det Norske Veritas, Lloyd's Register and Bureau Veritas. We also support and voluntarily comply with standards of the Association of Diving Contractors International and the International Marine Contractors Association. Among the more significant standards we follow are those established by the U.S. Coast Guard, which sets safety standards, authorizes investigations into vessel and diving accidents and recommends improved safety standards. We are required by various other governmental and quasi-governmental agencies, including the maritime administrations of the flag states of our vessels, to obtain various permits, licenses and certificates with respect to our vessels and operations.

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

OPA also requires owners and operators of vessels over 300 gross tons to provide the U.S. Coast Guard with evidence of financial responsibility to cover the cost of cleaning up oil spills from such vessels. We currently own 15 vessels over 300 gross tons. Satisfactory evidence of financial responsibility has been provided to the U.S. Coast Guard for those of our vessels operating in U.S. waters.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (or "CERCLA"), and comparable state laws contain provisions requiring the remediation of releases of hazardous substances into the environment and impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons including current and former owners and operators of contaminated sites where the release occurred and those companies that transport, dispose of or arrange for disposal of hazardous substances released at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. Neighboring parties and third parties may also file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. In the ordinary course of business, we handle hazardous substances. Governmental agencies or third parties could seek to hold us responsible under CERCLA for all or part of the costs to clean up a site at which such hazardous substances may have been released or deposited. Few defenses exist to such CERCLA liability.

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

International Regulation

In our international operations, we are subject to certain U.S. laws which govern international commerce, including export control laws, trade restrictions, anti-boycott laws, and anti-corruption laws, including the Foreign Corrupt Practices Act (or "FCPA"), as well as local anti-corruption laws. In foreign locations, we are also subject to health, safety and environmental regulations as well as local customs, cabotage, immigration and local content rules and regulations. The most significant of these laws which impact our operations are these enacted by the National Offshore Petroleum Safety and Environmental Management Authority (or "NOPSEMA") in Australia, the Department of Energy and Climate Change (or "DECC"), the Health and Safety Executive (or "HSE") and the Maritime Coastguard Agency (or "MCA") on the United Kingdom Continental Shelf (or "UKCS"), the Secretariat of Environmental and Natural Resources (or "SEMARNAT") and the National Hydrocarbons Commission (or "CNH") in Mexico and the Nigerian Content Development Monitoring Board in Nigeria (or "NCDMB"). Recently, the International Labour Organization promulgated the Maritime Labour Convention (or "MLC"), which establishes standards for working and living conditions for seafarers, including establishing certain minimum wage and rest requirements. The flag state countries of our foreign flagged vessels have adopted different portions of the MLC. The U.S. Coast Guard has not adopted any portion of the MLC. We are working with officials of the flag states of our vessels and DNV auditors to ensure that Cal Dive complies with all applicable provisions of the MLC. We believe that our current policies and practices already comply with the requirements of the MLC, and are working to improve our documentation of our compliance with the MLC. Although the flag states are assisting with MLC compliance, the MLC only applies when vessels are working in jurisdictions that have ratified the MLC.

In Australia, NOPSEMA is the single, unified national regulator to enforce compliance with offshore safety, well integrity and environmental management across the industry. This agency is responsible for investigating and reporting on offshore environmental management practices. Several health, safety and environmental regulations fall under NOPSEMA's oversight. For example, the Offshore Petroleum and Greenhouse Gas Storage Act 2006 (or "OPGGS") provides the regulatory framework for all offshore petroleum exploration, production and greenhouse gas activities in Commonwealth waters (those areas more than three nautical miles from the Territorial sea baseline and within the Commonwealth Petroleum Jurisdiction Boundary). The OPGGS is supported by regulations and directives covering matters such as safety, diving, petroleum resource management and environmental management, including The Offshore Petroleum and Greenhouse Gas Storage (Environment) Regulations 2009. These regulations and directives have the objective of ensuring that any petroleum activity is consistent with the principles of ecologically sustainable development and is in accordance with an environment plan that has appropriate environmental performance objectives and standards as well as measurement criteria for determining whether the objectives and standards are met. These environment regulations also include regulations which require environment plans, including those addressing discharges of produced formation water, the requirements for operators of activities, and other procedural matters. A key aspect of the regulations requires an operator to have an environment plan and safety case which has been accepted by NOPSEMA before commencing work. A contractor that proceeds with work without a NOPSEMA approved environmental plan and safety case commits an offense and is subject to an enforcement action. Moreover, operators are subject to fines and penalties for non-compliance with approved environmental plans and safety cases.

Similar to the Australian regulatory scheme, on the UKCS, the Offshore Installations (Safety Case) Regulations 2005 require written safety cases and risk assessment to be prepared by the operator and approved by the HSE for all fixed and mobile offshore installations before such installations are brought into use on the UKCS. Additionally, the DECC is responsible for petroleum licensing and regulations of the upstream oil and gas sector, including decommissioning activities, as well as enforcing environmental legislation as it applies to upstream oil and gas activities.

The HSE is responsible for enforcing health and safety laws. In particular, the HSE's Offshore Division is responsible for regulating the risks to health and safety arising from work activity in the offshore oil and gas industry on the UKCS and employs a team of inspectors who are responsible for enforcing both offshore specific legislation, including the safety case legislation described above, the Prevention of Fire and Explosion and Emergency Response Regulation 1995, and the Health and Safety at Work Act 1974. The Offshore Environmental Inspection Team uses its powers to obtain evidence that a permit holder or operator is complying with regulations. Under regulations, enforcement notices may be issued to ensure compliance with regulations. Failure to comply with an enforcement order constitutes a criminal offense. The regulations also provide that any conviction may lead to fines and penalties. The basis for calculating a fine is not specified in the regulations. Legal precedent in the UK indicates that the UK courts have not sought to impose the level of punitive sanctions often seen in other jurisdictions, particularly the U.S. HSE also has an important role to play in regulating safety in other segments of the oil and gas industry, such as oil and gas pipelines.  The MCA performs a more limited but important function, particularly in the context of emergency response to events such as oil spills.

SEMARNAT is Mexico's environment ministry. Its head, the Secretary of the Environment, is a member of the federal executive cabinet. SEMARNAT is charged with the mission of protecting, restoring, and conserving the ecosystems, natural resources, assets and environmental services of Mexico. SEMARNAT has the ability to issue regulations in regard to the protection, conservation, exploration and exploitation of marine natural resources, and enforce violations under various Mexican laws and regulations including the enforcement of all violations under Coastal Zone Regulations that are not related to maritime facilities and ports.

In 2009 CNH was formally installed. The CNH's fundamental goal is to regulate and supervise the exploration and extraction of hydrocarbons, as well as processing activities, and transportation and storage. Its projects include environmental protection and sustainability of natural resources. CNH has enacted a new regulatory framework for deepwater exploration and exploitation, and through this regulation, the only operator in Mexico, PEMEX, is required to submit a safety case for its deep water projects for technical assessment. For shallow water and on-shore projects, CNH establishes technical guidelines and makes technical assessments in order to ensure that the projects of PEMEX and its subsidiary bodies are performed properly.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.caldive.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (or "SEC"). Information contained on our website is not part of this annual report.

Certain Definitions

Defined below are certain terms helpful to understanding the marine construction industry:

•	BOEMRE: The Bureau of Ocean Energy Management, Regulation and Enforcement, formerly the Mineral Management Service.

•	BSEE: The Bureau of Safety and Environmental Enforcement, formed as part of a reorganization of BOEMRE.

•	Derrick lay barge (or "DLB"): A combination derrick/pipelay vessel capable of providing both pipelay/pipe burial services and installation and salvage services.

•	Derrick lay ship (or "DLS"): A multi-functional vessel capable of providing heavy lift and S-lay pipelay services.

•	Dive support vessel (or "DSV"): Specially equipped vessel that performs services and acts as an operational base for divers, ROVs and specialized equipment.

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

•
Qualified lump-sum:  A lump-sum bid sent in response to a client's request for quote that sets forth a defined scope of work, a lump-sum price to complete that work, extra work rates for services outside the defined scope of work and a list of clarifications and qualifications applicable to the project or contract.

•
Remotely operated vehicle (or "ROV"):  Robotic vehicles used to complement, support and increase the efficiency of diving and subsea operations and for tasks beyond the capability of manned diving operations.

•
Saturation diving:  Provides for efficient work time on the sea floor in water depths between 200 and 1,000 feet. Divers stay under pressure in a vessel-mounted chamber and are transported to the sea floor in a diving bell. One-time decompression is conducted after completion of the job or a 30-day period, whichever is shorter. A split-level saturation diving system has an additional chamber that allows extra divers to "store" at a different pressure level, which allows the divers to work at different depths.

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

At December 31, 2013, we had a credit agreement (or "Credit Agreement") providing for a senior secured credit facility which matures on April 26, 2016, consisting of a term loan and a $125.0 million revolving credit facility, of which we had $30.7 million outstanding under the secured term loan, $75.3 million outstanding under the revolving credit facility and outstanding letters of credit of $2.8 million . We also had $20.0 million outstanding under an Unsecured Term Loan (the "Unsecured Term Loan"), and $86.25 million outstanding of 5.00% Convertible Senior Notes due 2017 (or "Convertible Notes").

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

Our liquidity is constrained and may adversely affect our ability to accept future large international contracts.

Our ability to fund our business activities and achieve our near-term and long-term objectives has been adversely affected by the challenging market conditions that we have discussed elsewhere in this annual report on Form 10-K, and we rely on our revolving credit facility and the Unsecured Term Loan to fund our working capital needs.  Due to our reliance on our revolving credit facility, continuing unfavorable market conditions could have a more direct and adverse impact on our liquidity position, as the availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited in capacity by our consolidated leverage ratio and our collateral coverage sublimit. As we continue to implement our strategy to increase our international presence, we will have increasing demands on our working capital due to the need to make advance purchases of pipe and other project materials for the larger projects typical of the international markets in which we operate.  The contracts for these large projects also typically provide for us to invoice and be paid for our work only when we achieve certain milestones in the overall project, creating a significant delay between our performance of the work, including procurement of materials, and our ability to invoice and collect payment. Our Unsecured Term Loan and the Convertible Notes are not included in the calculation of our leverage ratio under our revolving credit facility.  However, our ability to maintain sufficient liquidity to pursue future large international project awards could depend on an overall improvement in our financial performance and our ability to reduce our reliance on third party financing for our working capital needs.

Our Convertible Notes may dilute our existing stockholders if converted and may negatively affect our financial position and liquidity.

We issued the Convertible Notes on July 18, 2012, and they are convertible at the option of the holders under certain limited conditions. Upon conversion, we will pay or deliver, as the case may be, cash, shares of common stock or a combination thereof, at our election. Additionally, in the event of a fundamental change, as defined in the indenture governing the Convertible Notes, the holders may require us to purchase all or a portion of their Convertible Notes for cash at a purchase price equal to 100% of the principal amount of Convertible Notes to be purchased, plus accrued and unpaid interest. The indenture provides for customary events of default upon which all outstanding Convertible Notes may become due and payable immediately without further action or notice.

If we issue shares of our common stock to satisfy conversion obligations under the Convertible Notes, our existing stockholders will experience dilution of their holdings of our stock. Further, if our cash flow and capital resources are not sufficient to pay our indebtedness, including the Convertible Notes, or to fund our other liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, seek additional equity or debt capital, or restructure or refinance our debt. These measures might not be adequate to permit us to meet our scheduled debt service obligations under our senior secured credit facility or, if applicable, pay the fundamental change purchase price or pay cash, if any, upon conversion of the Convertible Notes. A default under one of the documents governing our indebtedness, such as our Credit Agreement, could constitute a default under our other debt instruments, such as the indenture. If the repayment of the indebtedness under our Credit Agreement were to be accelerated as a result of such default, we may not be able to remedy the consequence of a default under the documents governing our other indebtedness or obligations, including the indenture, which would materially impair our financial condition and liquidity.

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

We currently operate vessels, provide services and derive a significant portion of our revenues from operations outside the United States. Our operations are subject to risks inherent in conducting business internationally, such as:

•	Foreign legal and governmental regulatory requirements, including local cabotage and local ownership laws and requirements;

•	U.S. embargoes or restrictive actions by U.S. and foreign governments that could limit our ability to provide services in certain foreign countries;

•	difficulties and costs of staffing and managing international operations;

•	political, social and economic instability;

•	terrorist acts, piracy, war, civil disturbances and assaults on property and personnel;

•	language and cultural difficulties;

•	potential vessel seizure, expropriation or nationalization of assets or confiscatory taxation;

•	import-export quotas or other trade barriers;

•	renegotiation, nullification or modification of existing contracts or inability to enforce contract rights;

•	difficulties or delays in collecting accounts receivable and longer collection periods;

•	increased demands on working capital due to required advanced procurement of materials and milestone billing;

•	foreign and domestic monetary policies;

•	work stoppages;

•	complications associated with repairing and replacing equipment in remote locations;

•	limitations on insurance coverage, such as war risk coverage, in certain areas;

•	wage and price controls;

•	travel limitations or operational problems caused by public health or society threats;

•	currency exchange fluctuations and devaluations or the imposition of currency exchange controls; or,

•	limitations on the repatriation of earnings or currency or potentially adverse tax consequences, including those due to changes in laws or interpretation of existing laws.

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

The mature nature of the Gulf of Mexico OCS and current suppressed prices for natural gas could result in less exploration, development and production activities in the area, thereby reducing demand for our services.

The Gulf of Mexico OCS is a mature oil and natural gas production region that has experienced substantial exploration, development, construction and production activity for many years. Because a large number of oil and natural gas prospects in this region have already been drilled, additional prospects of sufficient size and quality could be more difficult to identify, and other regions may offer superior or more cost-effective drilling prospects. In addition, increased drilling onshore in the U.S. for shale gas has suppressed natural gas prices and the appetite for oil and gas companies to drill for natural gas offshore. Moreover, oil and natural gas companies may be unable to obtain the financing necessary to drill prospects in this region. The decrease in natural gas prices, decrease in the size of oil and natural gas prospects, the decrease in production or the failure to obtain such financing may result in reduced exploration, development, construction and production activity on the Gulf of Mexico OCS and a corresponding reduced demand for our services.

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

Marine contracting involves a high degree of operational risk. Hazards, such as vessels sinking, grounding, colliding and sustaining damage from severe weather conditions or fire, are inherent in marine operations. These hazards may become exacerbated to the extent severe weather conditions in regions in which we operate are intensified as a result of global climate change. These hazards can also cause personal injury or loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Damage arising from such occurrences may result in lawsuits asserting large claims. We maintain such insurance protection as we deem prudent, including maritime employer's liability and protection and indemnity insurance which provides coverage for our liability to our employees under the Jones Act and general maritime law, as well as hull insurance on our vessels. Such insurance may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim for which we are not adequately insured could have a material adverse effect on our business, financial condition or results of operations. Moreover, our ability to maintain adequate insurance in the future at rates that we consider reasonable may be limited. As a result of market conditions, premiums and deductibles for certain of our insurance policies are subject to change and could escalate. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. In the event of property loss due to a catastrophic marine disaster, mechanical failure or collision, insurance may not cover a substantial loss of revenues, increased costs and other liabilities, and could have a material adverse effect on our operating performance if we were to lose any of our large vessels.

We may experience limitations on the use of our aging fleet in certain foreign countries, or we may experience equipment or mechanical failures, which could increase costs, reduce revenues and result in penalties for failure to meet project completion requirements.

The successful execution of contracts requires a high degree of reliability of our vessels, barges and equipment. Breakdowns not only add to the costs of executing a project, but they can also delay the completion of subsequent contracts, which are scheduled to utilize the same assets. While we operate a scheduled maintenance program designed to maintain our aging fleet in good working order, breakdowns of our vessels can and do occur. Additionally, some foreign countries, particularly in Southeast Asia, either restrict or prohibit the use of vessels beyond a certain age in their waters, which could limit our ability to operate some of our older assets in those locations. Additionally, both Australia and the North Sea have very high technical specifications that must be met by vessels working in their waters. Neither the U.S. or Mexican government nor any of our customers (including Pemex) place restrictions on the age of vessels operating on the Gulf of Mexico OCS or Mexican waters.

Our contracting business declines in winter, and adverse weather conditions can adversely affect our revenues.

Marine operations are typically seasonal and depend, in part, on weather conditions. Historically, we have experienced our lowest vessel utilization rates during the winter and early spring, when weather conditions are least favorable for offshore exploration, development and construction activities. As is common in the industry, in more competitive market conditions, we typically bear the risk of delays caused by some, but not all, adverse weather conditions. Typically the best months for working on the Gulf of Mexico OCS, offshore Mexico, in Southeast Asia and the North Sea are between May and October, and offshore Australia, between November and April. Accordingly, our results in any one quarter are not necessarily indicative of annual results or continuing trends.

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

A significant portion of our revenues are generated from a limited number of customers.

We examine the creditworthiness of customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees. A significant percentage of our revenues and margin is attributable to a relatively limited number of customers. Our top 10 customers represented 76% of our consolidated revenues for the year ended December 31, 2013. If one or more of these customers were to default on their contractual obligations or if we were unable to secure new contracts with one or more of these customers on favorable terms, we may not be able to replace these customers in a timely fashion, or on favorable terms. In any of these situations, our gross operating margin and cash flows may be adversely affected. We expect our exposure to concentrated risk of non-payment or non-performance to continue as long as we remain substantially dependent on a relatively limited number of customers for a substantial portion of our operating results.

Our ability to achieve our strategic objective of increasing our international operations is heavily reliant on our ability to succeed in Mexico.

Revenues from Pemex represented 37% and 18% of our total 2013 and 2012 revenues, respectively. It is a principal element of our strategy to maintain our leadership position in the Mexico market. In 2013 alone, we won four projects from Pemex totaling approximately $290 million in revenues and we are actively bidding on additional work in 2014. Pemex has projected all-time high spending levels for offshore development through 2017, and it is critical to our strategy to increase our international operations and to reduce our exposure to the U.S. Gulf of Mexico, that we maintain our reputation with Pemex and our significant market share in that region. A curtailment by Pemex of its proposed offshore development spending or a significant incident, substantial and prolonged mechanical breakdown or other failure to successfully perform our contracts for Pemex could lead to a loss of significant revenues and profitability.

Our original estimates of the costs associated with our qualified lump-sum projects and capital projects may be incorrect and result in reduced profitability, losses or cost over-runs on those projects.

Due to increased activity in Mexico, an increasing percentage of our projects are performed on a qualified lump-sum basis where a defined work scope is delivered for a fixed price and extra work, which is subject to customer approval, is billed separately. We account for these projects under the percentage-of-completion method.  The revenue, cost and gross profit realized on a qualified lump-sum contract can vary from the estimated amount because of changes in offshore job conditions, variations in labor and equipment productivity from the original estimates, and the performance of subcontractors. These variations and risks inherent in the marine construction business may result in our experiencing reduced profitability or losses on certain projects. In addition, estimates for capital projects, including recertification costs, may be inadequate due to unknown factors associated with the work to be performed and market conditions and can result in cost over-runs.

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

Although exploration activity in the shallow waters of the U.S. Gulf of Mexico is improving following the Macondo well blowout, new safety and permitting requirements have been imposed on shallow water operators. Moreover, the U.S. Federal government continues to evaluate and examine regulatory initiatives to address the risks associated with offshore drilling and any additional measures, if implemented, may have a negative effect on the appetite for exploration and production companies to engage in offshore drilling in U.S. coastal waters, including the U.S. Gulf of Mexico. Once the regulatory landscape becomes more clear, compliance costs for any future exploration activity may have the effect of limiting exploration to only the largest oil companies, which could significantly reduce the number of customers requiring our services.

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

We are subject to war, sabotage, piracy, cyber attacks and terrorism risk.

War, sabotage, pirate, cyber and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including changes in the insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including pipelines, production facilities, refineries, electric generation, transmission and distribution facilities, offshore rigs and vessels, and communications infrastructures, could be direct targets of, or indirect casualties of, a cyber attack or an act of piracy or terror. War or risk of war may also have an adverse effect on the economy. Insurance coverage can be difficult to obtain in areas of pirate and terrorist attacks resulting in increased costs that could continue to increase. We continually evaluate the need to maintain this insurance coverage as it applies to our fleet. Instability in the financial markets as a result of war, sabotage, piracy, cyber attacks or terrorism could also affect our ability to raise capital and could also adversely affect the oil, natural gas and power industries and restrict their future growth.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our Vessels

We own a diversified fleet of vessels, including surface and saturation dive support vessels, and construction barges. Our fleet of dive support vessels consists of surface dive support vessels capable of working in water depths up to 300 feet, and saturation dive support vessels that typically work in water depths of 200 to 1,000 feet. Four of our saturation dive support vessels have DP capabilities. Our construction barges have a range of capabilities and perform construction projects in water depths up to 1,000 feet.  In addition, in 2012 we entered into a joint venture to jointly charter the DP DSV Toisa Paladin, a 2007 purpose-built, DNV classed DSV, for a three-year term plus two six-month extension periods.  In 2013, we entered into a vessel management agreement pursuant to which we manage the crewing and other vessel management responsibilities of the DLS Sampson, a DP 3 DLS capable of pipelay, derrick and diving services, for the vessel's owners. In 2013, we also chartered this vessel as the primary pipelay vessel for two of our projects in Mexico.

The following table provides select information about each of the vessels we own:

Vessel	Flag State	Placed in Service by Cal Dive (1)	Length (Feet)	DP or Anchor Moored
Saturation Diving
DP DSV Mystic Viking	Bahamas	6/2001	253	DP
DP DSV Kestrel	Vanuatu	9/2006	323	DP
DP MSV Texas	Vanuatu	12/2007	341	DP
DP MSV Uncle John	Bahamas	11/1996	254	DP
DSV American Constitution	Panama	11/2005	200	4 point
DSV Midnight Star	Vanuatu	6/2006	197	4 point
DSV Cal Diver I	U.S.	7/1984	196	4 point
Surface Diving
DSV Cal Diver II(2)	U.S.	6/1985	166	4 point
DSV American Triumph	U.S.	11/2005	164	4 point
DSV American Victory	U.S.	11/2005	165	4 point
DSV Dancer	U.S.	3/2006	173	4 point
DSV Mr. Fred	U.S.	3/2000	166	4 point
DSV American Star	U.S.	11/2005	165	4 point
DSV Utah II	Australia	10/2012	82	4 point
DSV Omaha	Australia	10/2012	82	4 point
DSV Sword	Australia	3/2013	82	4 point
Cal Diver IV	U.S.	3/2001	120	—
Polo Pony	U.S.	3/2001	110	—
Sterling Pony	U.S.	3/2001	110	—
Pipelay/Pipebury
Brave	U.S.	11/2005	275	Anchor
Rider	U.S.	11/2005	260	Anchor
Lone Star	Vanuatu	12/2007	313	Anchor
Pecos	U.S.	12/2007	256	Anchor
Derrick/Pipelay Combination
Sea Horizon	Vanuatu	12/2007	360	Anchor
Derrick
Atlantic	U.S.	12/2007	420	Anchor
Pacific	U.S.	12/2007	350	Anchor
__________
(1)	Represents the date Cal Dive placed the vessel in service and not its date of commissioning.
(2)	Historically operated as a saturation diving vessel but will be utilized as a surface diving vessel in 2014 and beyond.

In addition to our saturation dive support vessels, we own six portable saturation diving systems.

All of our vessels are subject to vessel mortgages securing our credit facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

We incur routine drydock, inspection, maintenance and repair costs pursuant to U.S. Coast Guard regulations in order to maintain our vessels in class under the rules of the applicable class society. For 2013, these costs were $15.0 million. We capitalize these costs and record them in other assets, and amortize them over the period commencing with the date the vessel returned to service following completion of the drydock and certification process to the certificate expiry date, which typically ranges from 24 months to 60 months. These costs can fluctuate widely from year to year based on the number of vessels, the scope of the related work plan, availability of drydock capacity and general prevailing market conditions. In addition to complying with these requirements, we have our own vessel maintenance program that we believe permits us to continue to provide our customers with well maintained, reliable vessels. In addition to the deferred drydock costs discussed above, during 2013, we incurred $29.4 million in capital expenditures primarily related to vessel improvements. In the normal course of business, we charter other vessels on a short-term basis, such as tugboats, cargo barges, utility boats and dive support vessels.

Our Facilities

      Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 2200, Houston, Texas. Our primary U.S. subsea and marine services operations are based in Broussard, Louisiana. All of our material facilities are leased. During the first quarter 2014, we assigned the lease for our Fourchon, Louisiana dock facility and sold certain leasehold improvements and other assets located at that facility to a third party.  During 2013, we completed the sale of our Broussard facility and currently lease a small portion of that facility. During 2012, we completed the sale of our Singapore facility and currently lease a smaller facility in Singapore. In 2012, we also completed a sale-leaseback transaction of our Port Arthur, Texas facility to an unrelated third party. The remaining terms of these leases range from less than one to 10 years.

The following table provides select information about our material facilities:

Location	Function	Size
Houston, Texas	Corporate Headquarters, Project Management and Sales Office	46,800 square feet
Broussard, Louisiana	Operations and Offices	10,000 square feet
Port Arthur, Texas	Marine/Spool base	23 acres (Bldg. 6,000 sq. ft.)
Singapore	Operations, Offices and Project Management	1,965 sq. meters
Perth, Australia	Operations, Offices and Project Management	2,590 sq. meters
Ciudad del Carmen, Mexico	Operations, Offices and Dock	4,320 sq. meters
Lagos, Nigeria	Operations and Offices	367 sq. meters
Aberdeen, Scotland	Operations and Offices	47 sq. meters

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

On January 2, 2013, Cary Dale Kelley filed a lawsuit against Cal Dive under the Fair Labor Standards Act ("FLSA") in the U.S. District Court, Southern District, Texas, Galveston Division, claiming that Cal Dive failed to pay him and others for all wages due.  The suit was brought as a collective action pursuant to section 216(b) of the FLSA on behalf of current and former hourly offshore personnel employed within the past three years.  Cal Dive answered the suit on February 4, 2013, denying the claims in their entirety and asserting certain affirmative defenses.  On August 2, 2013, the district court granted plaintiff's motion to preliminarily certify the proposed class, following which notices were mailed to over 1,000 current and former hourly offshore employees advising them of their opportunity to participate in the lawsuit.  Approximately 270 persons submitted consent forms seeking to participate in the case.  Trial has not yet been scheduled, and class discovery has not yet begun.  At this time, it is impossible to predict the likelihood of a liability finding against Cal Dive, or the potential damages that might be awarded in the case of such a finding.  Cal Dive continues to deny liability and intends to vigorously contest the claims asserted against it.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (or "NYSE") under the symbol "DVR." The following table sets forth, for the periods indicated, the high and low intra-day sales prices per share of our common stock as reported by the NYSE:

	Common Stock Price
	High	Low
Fiscal Year 2012
First Quarter	$3.75	$2.29
Second Quarter	4.00	2.26
Third Quarter	3.08	1.48
Fourth Quarter	1.82	1.00
Fiscal Year 2013
First Quarter	$2.18	$1.58
Second Quarter	2.28	1.51
Third Quarter	2.38	1.90
Fourth Quarter	2.10	1.63
Fiscal Year 2014
First Quarter (through February 28)	$2.00	$1.57

As of February 28, 2014, there were approximately 125 registered stockholders of our common stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for the future operation and growth of our business. In addition, our financing arrangements under our Credit Agreement prohibit the payment of cash dividends on our common stock. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Stock Performance Graph

The information included under the caption "Stock Performance Graph" in this Item 5 of this annual report on Form 10-K is not deemed to be "soliciting material" or "filed" with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act , and will not be incorporated by reference into any filings we make under the Securities Act of 1933, as ameded (or "Securities Act") or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the cumulative total stockholder return on our common stock for the period from December 31, 2008 to December 31, 2013, to the cumulative total stockholder return for (i) the stocks of the S&P 500 Index, (ii) the Philadelphia Oil Service Sector index (or "OSX"), a price-weighted index of leading oil service companies and (iii) a peer group (the "Peer Group") selected in good faith by us. In each case there is an assumption of an investment of $100 on December 31, 2008 and the reinvestment of all dividends for the period indicated. Our Peer Group consists of the following companies: Dril-Quip, Inc., Gulfmark Offshore, Inc., Helix, Hercules Offshore, Inc., Hornbeck Offshore, Inc., Matrix Services Company, Newpark Resources, Inc., PHI, Inc., TETRA and Tidewater Inc. The returns of each member of the Peer Group have been weighted according to its equity market capitalization as of December 31, 2013. We believe that the members of the Peer Group provide services and products more comparable to us than the companies included in the OSX.

	Base Date	Years Ended December 31,
	12/31/2008	2009	2010	2011	2012	2013
Cal Dive	100.00	116.13	87.10	34.56	26.57	30.88
Peer Group Index	100.00	143.04	164.45	162.95	163.36	225.36
Oil Service Index	100.00	160.57	201.93	178.17	181.37	231.51
S&P 500 Index	100.00	123.45	139.23	139.23	157.89	204.63

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Value of Shares that may yet be Purchased Under the Programs

October 1 to October 31, 2013(1)	0	$—	—	—
November 1 to November 30, 2013(1)	88	1.81	—	—
December 1 to December 31, 2013(1)	474,499	1.85	—	—
	474,587	$1.85	—	—
__________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Results of Operations Data:
Revenues	$516,958	$464,847	$479,811	$536,468	$829,362
Income (loss) attributable to Cal Dive (1)	(36,634)	(65,029)	(66,897)	(315,849)	76,627
Income (loss) per common share attributable to Cal Dive:
Basic and diluted	$(0.39)	$(0.70)	$(0.73)	$(3.47)	$0.81

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Net property and equipment	$388,580	$423,536	$496,771	$567,791	$609,233
Total assets	650,682	630,673	704,940	752,301	1,155,979
Long-term debt, less current maturities	179,464	133,116	144,000	106,008	155,000
Total equity	242,017	268,275	329,641	387,711	694,798
__________
(1)	Net loss for the year ended December 31, 2013 includes a $13.7 million, after-tax, non-cash impairment charge related to fixed assets. Net loss for the year ended December 31, 2012 includes a $19.7 million after-tax, non-cash impairment charge related to fixed assets. Net loss for the year ended December 31, 2011 includes an after-tax, non-cash impairment charge of $30.4 million related to fixed asset impairments. Net loss for the year ended December 31, 2010 includes after-tax, non-cash impairment charges of $302.5 million related to goodwill and fixed assets.

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

Fiscal 2013 Performance

We generated a loss of $36.6 million, or $0.39 per diluted share, for the year ended December 31, 2013, which includes a $13.7 million after-tax, non-cash impairment charge related to fixed assets. This compares to a loss of $65.0 million, or $0.70 per diluted share, for the year ended December 31, 2012, which included a $19.7 million after-tax, non-cash impairment charge related to fixed assets. We generated revenues of $516.9 million during the year ended December 31, 2013, compared to revenues of $464.8 million in the year ended December 31, 2012.

The improvement in our 2013 performance over 2012 was primarily due to significantly increased activity in Mexico and the cost savings initiatives we implemented in 2012. The improvement was partially offset by deterioration in our domestic utilization and more competitive pricing for our derrick barges and dive support vessels in the U.S. Gulf of Mexico, particularly during the first half of 2013, as one of our largest domestic customers significantly curtailed its offshore spending as it completed the sale of its U.S. Gulf of Mexico OCS properties.

Market Conditions and Outlook

Internationally, revenues for 2013 increased significantly over 2012. Utilization continued to be strong in the markets we serve and bidding remains active. In Mexico, during 2013, we were awarded four large contracts by Pemex that commenced in the second quarter of 2013 and will continue through the third quarter of 2014. In addition, our two-year bareboat charter of the DSV Kestrel with a major Mexican contractor that commenced during the fourth quarter 2012 will keep the vessel utilized through the third quarter of 2014.  We generated $221.2 million in revenue in Mexico in 2013 compared to $98.4 million during 2012, and we continue to bid on additional projects.  Australia diving activity remained steady throughout the year, with the first and fourth quarters of 2013 (which is its summer and most active work season) producing solid results.  Two of our three dive support vessels in Australia are booked on contracts that should keep them utilized through the end of 2014.  In Southeast Asia, the DLB Sea Horizon had steady utilization.  Our international outlook remains positive as we continue to implement our strategy of increasing our international operations.

We continued to experience a decline in both utilization and pricing during 2013 for our services on the U.S. Gulf of Mexico OCS. Capital spending by customers on new construction on the U.S. Gulf of Mexico OCS remains suppressed compared to historical levels. In addition, one of our largest domestic customers significantly curtailed spending on the U.S. Gulf of Mexico OCS in 2013 as it completed the sale of its U.S. Gulf of Mexico OCS properties. We expect the new owner of these properties to spend significant amounts of capital on these properties as it seeks to achieve a positive return on its investment. Weather disruptions occurred throughout the summer months negatively impacting our summer work season, and permitting delays postponed several decommissioning and salvage projects that we expected to occur during the year. In the current commodity price environment, the timing and amount of our customers' spending on the U.S. Gulf of Mexico OCS are difficult to predict. Moreover, our domestic customer base has significantly changed with numerous sale and purchase transactions occurring over the last several years. Although it is unclear how long the challenging market conditions will continue, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as offshore drilling in the U.S. Gulf of Mexico OCS is improving, with an increased emphasis on oil and condensates. Additionally, the permitting approval environment has improved and we anticipate increases in both new construction and decommissioning and salvage work during 2014.

For the second consecutive year, our international revenues for 2013 were more than 50% of consolidated revenues as we continue to implement our strategy to increase our international operations. For the year ended December 31, 2013, our international revenues were 70% of our consolidated revenues, of which our revenues generated in Mexico were 43% of our consolidated revenues and our revenues from our contracts with Pemex were 37% of our consolidated revenues. The following table shows our consolidated revenue mix for the fiscal years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
International Revenue	70%	53%	41%
Domestic Revenue	30%	47%	59%

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

A significant portion of our international revenues, particularly in the Southeast Asia and Australia regions, are derived from our provision of diving services without the use of Company-owned vessels. For example, we provide surface diving services from third party vessels or structures, and we provide saturation diving services from our portable saturation diving systems placed on chartered vessels, the customer's vessel or other third party vessels, and in some cases from a third party portable saturation diving system. In addition, certain of our recent project awards in Mexico are being performed with a combination of our owned vessels and third party chartered vessels. As a result, we may realize additional revenues in these international regions that will not be reflected in our utilization rates.

The following table shows the effective utilization of our vessels during the past three fiscal years:

	2013	2012	2011
	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	63%	69%	56%
Surface and Mixed Gas Diving	39%	36%	39%
Construction Barges	24%	35%	25%
Entire Fleet	40%	44%	39%
__________
(1)	Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each year, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations

Revenues

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(in thousands)			(in thousands, except %)
Revenues	$516,958	$464,847	$479,811	$52,111	11%	$(14,964)	(3%	)

Revenues for 2013 increased by $52.1 million, or 11%, compared to 2012, due to a 47% increase in international revenues primarily related to significantly higher revenues in Mexico, as well as higher revenues in Southeast Asia compared to 2012. The increase in our international revenues was partially offset by a $63.5 million, or 29%, decrease in domestic revenues due primarily to weather interruptions in the summer work season and lower utilization and a competitive pricing environment for all our domestic services.

Revenues decreased in 2012 from 2011 by $15.0 million, or 3% due to a 22% decline in domestic revenues. In the first quarter 2012, three of our largest assets were in drydock and did not generate revenue.  Additionally, the DSV Kestrel was deployed on lower margin projects after completing its drydock until we successfully secured a two-year bareboat charter in Mexico during the fourth quarter 2012. This vessel was highly utilized on a higher margin project for most of 2011. The decline in domestic revenues was partially offset by an increase in international revenues, mainly due to growth in Mexico and our expansion into West Africa, with Australia revenues decreasing due to less diving activity in 2012 compared to 2011. Although total fleet utilization increased to 44% in 2012 from 39% in 2011, revenues for 2011 included a significant amount of diving activity performed from third party vessels in Australia that is not reflected in our 2011 vessel utilization.

Gross profit (loss)

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(in thousands)			(in thousands, except %)
Gross profit (loss)	$12,056	$(2,288)	$14,266	$14,344	627%	$(16,554)	(116%	)

Gross profit for 2013 improved $14.3 million compared to 2012.  This improvement is primarily due to increased activity in Mexico, higher utilization for the MSV Uncle John and from the bareboat charter of the DSV Kestrel in Mexico.  Partially offsetting this improvement was the deterioration in utilization and a competitive pricing environment for our domestic services.

Results decreased in 2012 from 2011 by $16.6 million to a gross loss of $2.3 million.  The decrease in 2012 as compared to 2011 was primarily the result of the regulatory drydock of three of our most profitable assets during the first quarter 2012, the DSV Kestrel working on lower margin projects in 2012 compared to higher utilization and margins in 2011, weather disruptions during the second quarter 2012, and an unexpected interruption in the operations of one of our largest assets which idled the vessel for almost half of the third quarter 2012.  Also, profit in Australia declined with the completion of the large Gorgon project in early 2012.  These declines were partially offset by increased profit in Mexico due to increased activity and in West Africa due to our expansion into the region.

General and administrative expenses

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012				2012 to 2011
	(in thousands, except %)			(in thousands, except %)
General and administrative expenses	$44,778	$52,934	$59,181	$(8,156)		(15%	)	$(6,247)		(11%	)
General and administrative expenses as a percentage of revenues	9%	11%	12%	(2%	)			(1%	)

General and administrative expenses for 2013 decreased from 2012 by $8.2 million, or 15%, due to our cost savings initiatives, including headcount reductions, in 2012. Included in general and administrative expenses for 2012 are severance costs of $1.9 million related to our cost savings initiatives implemented during the third quarter 2012.

General and administrative expenses decreased in 2012 from 2011 by $6.3 million, or 11% primarily due to our cost saving initiatives, including headcount reductions during the second half of 2011, as well as lower litigation costs. During the third quarter 2012 we had further headcount reductions as part of a restructuring plan in response to challenging market conditions in the U.S. Gulf of Mexico. Included in general and administrative expenses for 2012 and 2011 are severance costs of $1.9 million and $2.5 million, respectively.

Asset impairments

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012			2012 to 2011
	(in thousands)			(in thousands, except %)
Asset impairments	$21,010	$28,756	$38,199	$(7,746)	(27%	)	$(9,443)	(25%	)

During the fourth quarter 2013, we recorded a $0.8 million pre-tax, non-cash impairment charge related to an idle portable saturation diving system that we wrote down to fair market value.  During the third quarter 2013, we recorded a $20.0 million pre-tax, non-cash impairment charge primarily related to four construction barges that we wrote down to fair market value. Additionally, during the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale and sold in April 2013.

As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third and fourth quarters of 2012 we entered into a plan to sell four dive support vessels, two construction barges, four portable saturation diving systems and two facilities. In conjunction with placing these assets as held for sale, we recorded $27.4 million of pre-tax, non-cash impairment charges over the third and fourth quarters of 2012 related to the adjustment of the carrying value of these assets to their estimated fair value. During the first quarter 2012 we incurred $1.4 million in pre-tax impairment charges relating to a non-core asset, reducing the fair value of the asset to zero.

During 2011 we incurred $38.2 million of pre-tax, non-cash impairment charges related to certain fixed assets. In 2011, these impairment charges included a dive support vessel that experienced low utilization in the Southeast Asia region, and an idle shallow water pipelay barge from which most of its equipment had been removed, both of which were sold in 2012.

(Gain) on sale of assets and other (income) expense, net

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(in thousands)			(in thousands, except %)
(Gain) on sale of assets and other	$(3,773)	$(3,363)	$(3,670)	$410	12%	$(307)	(8%	)
Other (income) expense, net	(1,030)	(178)	337	852	479%	515	153%

During the fourth quarter 2013, we sold a construction barge that was held for sale for $1.3 million. We did not recognize a gain or loss on this sale. During the third quarter 2013, we sold miscellaneous equipment for a small gain. During the second quarter 2013, we sold a shore-based facility in Louisiana that was held for sale for net proceeds of $6.1 million. We did not recognize a gain or loss on this sale. During the second quarter 2013, we also sold certain dive equipment for $3.4 million, and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received by mid-2014. We recorded a gain of $3.4 million on this sale. The net proceeds received from these sales were used to repay a portion of our secured term loan.

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

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

(Recovery of) doubtful accounts

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(in thousands)			(in thousands, except %)
(Recovery of) doubtful accounts	$—	$—	$(2,240)	$—	—%	$2,240	100%

No provision for doubtful accounts was recorded during 2013, 2012 or 2011. The $2.2 million reversal of provision for doubtful accounts during 2011 related to the collection of a receivable that was previously reserved as bad debt on a West Africa project.

Interest expense

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012			2012 to 2011
	(in thousands)			(in thousands, except %)
Interest expense, net	$21,275	$14,786	$9,227	$6,489	44%		$5,559	60%
Interest expense – adjustment to conversion feature of convertible debt	(6,362)	(2,139)	—	(4,223)	(197%	)	(2,139)	(100%	)

The increase in interest expense, net for 2013 from 2012 is primarily due to the full year impact of our Convertible Notes issued during the third quarter 2012, including the accretion of the debt discount on our Convertible Notes through interest expense over the term of the Convertible Notes. Additionally, interest expense increased due to a higher applicable margin on our variable interest rate debt, interest on our Unsecured Term Loan entered into in June 2013 and an increase in the average amount outstanding on our revolving credit facility during 2013. The increase was partially offset by the reduction in the principal balance of our secured term loan under our Credit Agreement over the last two years. Cash paid for interest on our indebtedness was $11.6 million, $8.0 million and $6.7 million, for 2013, 2012 and 2011, respectively.

At our 2013 Annual Meeting on May 14, 2013, we obtained stockholder approval to issue the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes, and we now have the ability to settle the conversion feature fully in shares of our common stock. As a result, after May 14, 2013, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability. Prior to obtaining stockholder approval, the adjustment to the conversion feature on our Convertible Notes was recorded to interest expense. The reduction of interest expense for 2013 reflects the final marked-to-market adjustment of the fair value of our derivative liability through May 14, 2013, and reflects the decrease in our stock price from January 1, 2013 through May 14, 2013.

The increase in interest expense, net in 2012 from 2011 is primarily due to the accretion of the debt discount related to our Convertible Notes through interest expense over the term of our Convertible Notes. Additionally, interest expense increased due to a higher applicable margin on our variable interest rate debt and an increase in the average amount outstanding on our revolving credit facility during 2012.

During 2013 and 2012, we recorded a $6.4 million and $2.1 million, respectively, pre-tax net gain for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature of the Convertible Notes. The adjustment reflects the decrease in our stock price during these periods and a decrease in the yields.

Income tax expense (benefit)

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012	2012 to 2011
	(in thousands)			(in thousands)
Income tax expense (benefit)	$(26,250)	$(24,739)	$(19,871)	$(1,511)	$(4,868)

Our effective tax benefit rate was 41.1%, 26.6% and 22.9%, for the years ended December 31, 2013, 2012, and 2011, respectively.  The effective tax benefit rate for 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  The effective tax benefit rate for 2012 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates. Additionally, we recorded a $5.2 million valuation allowance during the fourth quarter 2012 related to certain foreign tax credits and foreign losses. The effective tax benefit rate for 2011 differs from the statutory rate primarily due to a one-time change in the management structure of certain foreign operations and the transfer pricing agreements between the U.S. and certain foreign subsidiaries as well as the recognition of a valuation allowance related to certain foreign tax credits.

Loss attributable to Cal Dive

	Year Ended December 31,			Increase/(Decrease)
	2013	2012	2011	2013 to 2012		2012 to 2011
	(in thousands, except per share data)			(in thousands, except per share data and %)
Loss attributable to Cal Dive	$(36,634)	$(65,029)	$(66,897)	$28,395	44%	$1,868	3%
Weighted average diluted shares outstanding	93,827	92,751	91,742	1,076	1%	1,009	1%
Diluted loss per share	$(0.39)	$(0.70)	$(0.73)	$0.31	44%	$0.03	4%

The loss for 2013 decreased from 2012 primarily due to significantly increased activity in Mexico and the cost saving initiatives we implemented in 2012, partially offset by deterioration in our domestic utilization and more competitive pricing for our derrick barges and dive support vessels in the U.S. Gulf of Mexico.

The loss for 2012 decreased from 2011 primarily due to the recognition of a larger impairment charge during 2011 and the benefit recorded during the third quarter 2012 for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature of our Convertible Notes.

Liquidity and Capital Resources

We require capital to fund ongoing operations and organic growth initiatives, and to pursue acquisitions. Also, our larger international contracts typically require significant working capital.  Our primary sources of liquidity are cash flows from our operations, available cash and cash equivalents and borrowing availability under our revolving credit facility. We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents and available borrowings under our revolving credit facility.

Our ability to fund our business activities and achieve our near-term and long-term objectives of increasing our international operations continues to be adversely affected by liquidity constraints caused by the challenging market conditions that we have discussed elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "— Fiscal 2013 Performance" and "— Market Conditions and Outlook". In 2013, we relied on our revolving credit facility, together with our Unsecured Term Loan, to fund a significant portion of our working capital needs. If these unfavorable market conditions continued for an extended period, they could have a more direct and adverse impact on our liquidity position, as availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio and our collateral coverage sublimit.

Our working capital needs tend to increase during the summer months in the U.S. Gulf of Mexico as we experience a seasonal increase in activity. Additionally, our contract awards in Mexico require us to make large up-front purchases of pipe and other project materials. These contracts also contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones. As we continue to implement our strategy to increase our international activity, we will have increasing demands on our working capital due to these and similar requirements of the contracts typical of the international markets in which we operate. In June 2013, we obtained the Unsecured Term Loan in order to fund a portion of the working capital needed for our contract awards in Mexico. However, our ability to maintain sufficient liquidity to pursue future large international project awards could depend on an overall improvement in our financial performance and our ability to reduce our reliance on third party financing for our working capital needs.

At December 31, 2013, we had total debt outstanding of $212.2 million, including the principal balance under the secured term loan and revolving credit facility under our Credit Agreement, the principal balance under the Unsecured Term Loan, and the principal amount of the Convertible Notes, and we had $12.2 million of cash on hand. The Convertible Notes are recorded net of an $18.8 million debt discount on the consolidated balance sheet as of December 31, 2013.  In April 2014, $10.0 million of the Unsecured Term Loan is due and following that we have no other significant debt maturing in 2014.

Senior Secured Credit Facility

At December 31, 2013, we had a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $125.0 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016. At December 31, 2013, we had outstanding term loan debt of $30.7 million, including current maturities.  Based on this remaining balance and assuming no additional prepayments, the quarterly principal payments on the balance of the term loan are $1.0 million until a final payment of approximately $21.7 million becomes due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.

Additionally, at December 31, 2013, we had $75.3 million borrowed and $2.8 million of letters of credit issued and outstanding under our revolving credit facility. At December 31, 2013, we had $46.9 million of borrowing capacity under our revolving credit facility. The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit. However our revolving credit facility is not otherwise restricted during the year provided we are in compliance with existing financial covenants. We may borrow from or repay the revolving portion of our Credit Agreement as business needs merit.

Effective May 31, 2013, we amended the Credit Agreement to: (i) exclude unsecured indebtedness in an aggregate principal amount of up to $20.0 million for purposes of determining "Consolidated Funded Indebtedness" (as defined in the Credit Agreement) when used for the calculation of the consolidated leverage ratio; (ii) reduce the consolidated fixed charge coverage ratio covenant from 1.25 to 1 to 1.05 to 1 for the two fiscal quarters ended June 30, 2013 and September 30, 2013; and (iii) increase the consolidated leverage ratio covenant from 3.75x to 5.25x for the fiscal quarter ended June 30, 2013 and from 3.75x to 5.00x for the fiscal quarter ended September 30, 2013.  Effective November 1, 2013, we further amended the Credit Agreement to eliminate the consolidated fixed charge coverage ratio covenant for the fiscal quarter ended September 30, 2013.

Effective March 7, 2014, we further amended the Credit Agreement to among other things: (i) allow us to issue secured notes in an aggregate principal amount not to exceed $150.0 million, so long as (a) any such notes mature at least 12 months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity, and (c) all of the net proceeds of such notes are used to repay in full the Unsecured Term Loan and the term loan under the Credit Agreement, and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement; (ii) exclude the secured indebtedness evidenced by any such secured notes from the calculation of the consolidated leverage ratio; (iii) increase the consolidated leverage ratio covenant from 3.75x to 4.25x for the fiscal quarter ended December 31, 2013, and then reduce the covenant to 3.00x for the fiscal quarter ending March 31, 2014 and thereafter; (iv) reduce the fixed charge coverage ratio covenant from 1.25 to 1 to 1.10 to 1 for the fiscal quarter ended December 31, 2013; (v) allow for certain asset sale proceeds to offset maintenance capital expenditures in the calculation of the fixed charge coverage ratio covenant; and (vi) allow us to incur up to $30.0 million in project financing for foreign projects. As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be reduced by $5.0 million per month from May 31, 2014 to July 31, 2014, to $110.0 million. Based on the calculations for the period ended December 31, 2013, we were in compliance with all debt covenants under our Credit Agreement.

Convertible Notes

We have $86.25 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017. The carrying value of the Convertible Notes on our consolidated balance sheet is net of a debt discount that is amortized through interest expense using the effective interest method through maturity of the Convertible Notes. The initial amount of the debt discount at the time of the issuance of the Convertible Notes was $24.6 million and the effective interest rate used to amortize the debt discount is 13.3%. The debt discount as of December 31, 2013 was $18.8 million.

We may not redeem the Convertible Notes prior to the maturity date. Prior to April 15, 2017, holders may convert their Convertible Notes only under the following circumstances:  (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Convertible Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Convertible Notes at any time. Upon conversion of a Convertible Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock). Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture.  As of December 31, 2013, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met.  Our intent is to repay the principal amount of the Convertible Notes in cash and the conversion feature in shares of our common stock.

At our 2013 Annual Meeting on May 14, 2013, we obtained stockholder approval to enable the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with a financial institution providing for the $20.0 million Unsecured Term Loan. At December 31, 2013, the full $20.0 million was outstanding under the Unsecured Term Loan. The Unsecured Term Loan matures in two portions of $10.0 million.  Effective December 31, 2013, we amended the Unsecured Term Loan to extend the maturity date for the first portion from January 2, 2014 to April 30, 2014. The second portion matures on June 26, 2015. The interest rate on the Unsecured Term Loan is 13.5% per annum, payable on the first day of each calendar quarter in arrears, beginning October 1, 2013. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico.

Capital Expenditures

During the year ended December 31, 2013, we incurred $29.4 million for equipment purchases, improvements and replacements and $15.0 million for regulatory drydock costs. For 2014, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $17.0 million, primarily related to maintenance such as regulatory drydock costs. Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices and industry capacity. We currently anticipate funding our 2014 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuance and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(29,908)	$3,020
Investing activities	(16,542)	(16,447)
Financing activities	50,811	6,168
Effect of exchange rate changes on cash and cash equivalents	(514)	4
Net increase (decrease) in cash and cash equivalents	$3,847	$(7,255)

Operating Activities.  Net cash used in operating activities was $29.9 million during 2013 compared to cash provided by operating activities of $3.0 million in 2012.  The cash used in operations for 2013 was primarily driven by the up-front procurement of materials for our contract awards in Mexico and our loss recorded for the year adjusted for non-cash items, offset by the receipt of a $7.1 million tax refund related to the 2012 tax year, as well as other changes in working capital.  Our contracts for our projects in Mexico for Pemex contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones.  As we execute the work and meet these milestones, we will invoice and collect the amounts due for our work.  The low cash provided by operations for 2012 was primarily driven by changes in working capital offset by our loss recorded.

Investing Activities.  Net cash used in investing activities was $16.5 million during 2013 compared to $16.4 million during 2012. During the years ended December 31, 2013 and 2012, cash paid for capital expenditures was $25.0 million and $43.2 million, respectively. Cash generated from the sale of property and equipment was $8.5 million for 2013 primarily from the sale of a shore-based facility in Louisiana and certain dive equipment.  Cash generated from the sale of property and equipment was $26.8 million for 2012 from the sale of a dive support vessel, our Singapore facility and the sale-leaseback of one our domestic facilities, as well as the sale of other smaller assets.

Financing Activities.  Net cash provided by financing activities was $50.8 million during 2013, compared to net cash provided by financing activities of $6.2 million during 2012.  During 2013, we made principal payments of $11.4 million under our secured term loan (with the net proceeds from the sale of assets during 2013 in addition to the required quarterly principal payments), and had net borrowings of $43.5 million under our revolving credit facility.  We also borrowed $20.0 million under the Unsecured Term Loan in June 2013 to provide working capital to fund up-front procurement of materials for our contract awards in Mexico.  During 2012, we made principal payments of $107.9 million under our term loan (with the net proceeds from the issuance of the Convertible Notes and the sale of assets during 2012 in addition to the required quarterly principal payments) and had net borrowings of $31.8 million under our revolving credit facility in line with our normal working capital requirements.

Contractual and Other Obligations

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under non-cancellable operating leases.

At December 31, 2013, our contractual obligations for long-term debt, operating leases, purchase commitments and other payables were as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 Years
Credit Agreement obligations:
Principal(1)	$105,958	$3,989	$101,969	$—	$—
Interest(2)	14,152	6,250	7,902	—	—
5.0% Convertible Notes due 2017:
Principal(3)	86,250	—	—	86,250	—
Interest	17,250	4,313	8,625	4,312	—
Unsecured Term Loan (principal and interest)	23,169	12,164	11,005	—	—
Non-cancellable operating leases and charters(4)	35,966	15,299	9,434	3,846	7,387
Total contractual obligations	$282,745	$42,015	$138,935	$94,408	$7,387
__________
(1)	Includes amounts outstanding under our revolving credit facility at December 31, 2013 with repayment assumed at maturity of the Credit Agreement.
(2)	Assumes an interest rate based on one month LIBOR at December 31, 2013 plus a margin of 5.5% and commitment fees of 0.5% on the unused portion of the revolver.
(3)	Assumes holders of the Convertible Notes do not require repurchase of the Convertible Notes prior to their maturity and assumes no conversion premium is paid. See note 6 to our consolidated financial statements.
(4)	See note 7 to our consolidated financial statements under the caption "Lease Commitments."

Off-Balance Sheet Arrangements

As of December 31, 2013, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2 to our consolidated financial statements.

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

Interest Rate Risk.  At December 31, 2013, we had $106.0 million of variable-rate debt outstanding under our credit facility.  Changes based on the floating interest rates under this facility could result in an increase or decrease in our annual interest expense and related cash outlay. The weighted average interest rate on our outstanding debt was 6.91% at December 31, 2013, including the average applicable loan margin of approximately 5.50%. A hypothetical increase of 10% in the quoted interest rates would increase the annual interest expense on our variable-rate debt by $0.6 million.

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

Equity Price Risk. Prior to May 14, 2013, the conversion feature embedded in the Convertible Notes constituted a derivative liability that was required to be separately accounted for from the underlying debt instrument at fair value. Assumptions used to model the estimated fair value of the derivative liability include our stock price and its volatility. The value of the derivative liability was sensitive to both the price of our common stock and its volatility. Additionally, increases in our stock price could result in additional dilution to our common stockholders if conversion of the Convertible Notes were settled in shares of our common stock.

Item 8.                          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cal Dive International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cal Dive International, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cal Dive International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 10, 2014

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,190	$8,343
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0 and $2,732, respectively	55,409	76,815
Contracts in progress	125,121	50,119
Income tax receivable	—	8,271
Deferred income taxes	52	—
Other current assets	37,271	36,361
Total current assets	230,043	179,909

Property and equipment	690,749	692,416
Less - Accumulated depreciation	(302,169)	(268,880)
Net property and equipment	388,580	423,536

Deferred drydock costs, net	23,497	15,704
Other assets, net	8,562	11,524
Total assets	$650,682	$630,673

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114,663	$73,480
Advanced billings on contracts	172	179
Accrued liabilities	29,284	29,432
Income tax payable	3,886	5,284
Current maturities of long-term debt	13,989	4,219
Deferred income taxes	—	3,100
Total current liabilities	161,994	115,694

Long-term debt	179,464	133,116
Derivative liability for conversion feature of convertible debt	—	22,456
Deferred income taxes	58,784	83,714
Other long-term liabilities	8,423	7,418
Total liabilities	408,665	362,398

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 97,436 and 97,878 shares issued and outstanding, respectively	975	979
Capital in excess of par	437,455	422,570
Accumulated other comprehensive income (loss)	(666)	2,085
Retained deficit	(190,677)	(154,043)
Equity attributable to Cal Dive	247,087	271,591
Noncontrolling interest	(5,070)	(3,316)
Total equity	242,017	268,275
Total liabilities and equity	$650,682	$630,673

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$516,958	$464,847	$479,811
Cost of sales	504,902	467,135	465,545
Gross profit (loss)	12,056	(2,288)	14,266
General and administrative expenses	44,778	52,934	59,181
Asset impairment	21,010	28,756	38,199
(Gain) on sale of assets and other	(3,773)	(3,363)	(3,670)
(Recovery of) doubtful accounts	—	—	(2,240)
Operating loss	(49,959)	(80,615)	(77,204)
Interest expense, net	21,275	14,786	9,227
Interest expense – adjustment to conversion feature of convertible debt	(6,362)	(2,139)	—
Other (income) expense, net	(1,030)	(178)	337
Loss before income taxes	(63,842)	(93,084)	(86,768)
Income tax benefit	(26,250)	(24,739)	(19,871)
Net loss	$(37,592)	$(68,345)	$(66,897)
Loss attributable to noncontrolling interest	(958)	(3,316)	—
Loss attributable to Cal Dive	$(36,634)	$(65,029)	$(66,897)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.39)	$(0.70)	$(0.73)

Weighted average shares outstanding:
Basic and diluted	93,827	92,751	91,742

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(37,592)	$(68,345)	$(66,897)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,824)	(179)	215
Unrealized gain (loss) from cash flow hedge, net of tax of $39, $83 and $(40), respectively	73	154	(74)
Total other comprehensive income (loss)	(2,751)	(25)	141
Comprehensive loss	$(40,343)	$(68,370)	$(66,756)
Comprehensive loss attributable to noncontrolling interest	(958)	(3,316)	—
Comprehensive loss attributable to Cal Dive	$(39,385)	$(65,054)	$(66,756)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Equity
(in thousands)

	Common Stock		Capital in Excess	Accumulated Other Compre-hensive	Retained Earnings	Noncontrolling	Total
	Shares	Par Value	of Par	Income (Loss)	(Deficit)	Interest	Equity
Balances at December 31, 2010	95,465	$954	$406,891	$1,969	$(22,103)	$—	$387,711
Net loss					(66,897)		(66,897)
Other comprehensive income, net of tax				141			141
Stock-based compensation plans	694	8	8,692				8,700
Other					(14)		(14)
Balances at December 31, 2011	96,159	962	415,583	2,110	(89,014)	—	329,641
Net loss					(65,029)	(3,316)	(68,345)
Other comprehensive income (loss), net of tax				(25)			(25)
Stock-based compensation plans	1,719	17	6,987				7,004
Balances at December 31, 2012	97,878	979	422,570	2,085	(154,043)	(3,316)	268,275
Net loss					(36,634)	(958)	(37,592)
Distribution related to joint venture						(796)	(796)
Other comprehensive (loss), net of tax				(2,751)			(2,751)
Reclassification of derivative liability			10,461				10,461
Stock-based compensation plans	(442)	(4)	4,424				4,420
Balances at December 31, 2013	97,436	$975	$437,455	$(666)	$(190,677)	$(5,070)	$242,017

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net loss	$(37,592)	$(68,345)	$(66,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,779	61,581	66,692
Stock compensation expense	5,357	7,762	9,565
Deferred income tax (benefit) expense	(31,114)	(19,493)	5,179
(Gain) on sale of assets and other	(3,773)	(3,363)	(3,670)
(Recovery of) doubtful accounts	—	—	(2,240)
Amortization of debt discount and deferred financing costs	7,874	4,212	1,822
Marked-to-market adjustment of debt conversion feature	(6,362)	(2,139)	—
Asset impairment	21,010	28,756	38,199
Changes in operating assets and liabilities:
Accounts receivable, net	(54,273)	(18,881)	7,113
Income tax receivable and payable, net	7,169	18,085	(23,998)
Other current assets	(18,604)	2,227	(1,687)
Deferred drydock costs	(12,113)	(10,516)	(6,564)
Accounts payable and accrued liabilities	36,432	3,728	14,646
Other noncurrent assets and liabilities, net	302	(594)	141
Net cash provided by (used in) operating activities	(29,908)	3,020	38,301

Cash Flows From Investing Activities:
Additions to property and equipment	(24,999)	(43,215)	(32,347)
Proceeds from sales of property and equipment and other	8,457	21,996	7,267
Proceeds from sale-leaseback transaction	—	4,772	—
Net cash used in investing activities	(16,542)	(16,447)	(25,080)

Cash Flows From Financing Activities:
Repayments on secured term loan	(11,395)	(107,947)	(15,336)
Borrowings under unsecured term loan	20,000	—	—
Draws on revolving credit facility	348,700	283,300	236,200
Repayments on revolving credit facility	(305,200)	(251,500)	(236,200)
Issuance of convertible notes	—	86,250	—
Payment of deferred financing costs	(1,294)	(3,935)	(6,863)
Net cash provided by (used in) financing activities	50,811	6,168	(22,199)

Effect of exchange rate changes on cash and cash equivalents	(514)	4	—
Net increase (decrease) in cash and cash equivalents	3,847	(7,255)	(8,978)
Cash and cash equivalents, beginning of year	8,343	15,598	24,576
Cash and cash equivalents, end of year	$12,190	$8,343	$15,598
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11,162	$7,576	$6,572
Income taxes paid (refunded), net	$(440)	$(23,652)	$(852)
Non-cash changes in assets and liabilities:
Changes in additions to property and equipment in accounts payable	$7,220	$(9,511)	$10,200
Reclassification of derivative liability on convertible notes	$10,461	$—	$—

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

Subsequent Events

We conducted our subsequent events review through the date these annual consolidated financial statements were filed with the SEC. See note 15 for a discussion of subsequent events.

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

	December 31,
	2013	2012
Unbilled revenue from time, material and equipment contracts	$9,889	$23,119
Revenue recognized on the percentage-of-completion method in excess of amounts billed(1)	115,232	27,000
	$125,121	$50,119
__________
(1)	The increase at December 31, 2013 relates to our four large contracts in Mexico for Pemex. These contracts contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones. These amounts in contracts in progress will be invoiced and collected over the remaining duration of the project as we execute and achieve the required milestones and will be collected by contract completion.

Cash and Cash Equivalents

       We define cash and cash equivalents as cash and all highly liquid financial instruments with original maturities of less than three months.

Accounts Receivable and Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts to record accounts receivable at their net realizable value. A significant amount of judgment is involved in recording and making adjustments to this reserve. Allowances have been recorded for receivables believed to be uncollectible, including amounts for the resolution of potential credit and other collection issues such as disputed invoices, customer satisfaction claims and pricing discrepancies. Depending on how these issues are resolved, or if the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, adjustments to the allowance may be required and are charged to expense. If we exhaust all collection efforts and determine that the balance will never be collected, we write off the accounts receivable and the associated allowance for doubtful accounts. During the fourth quarter 2013, we determined that the balance owed from a customer that was previously reserved will not be collected.  The table below presents the year-over-year change of our allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other	Balance at End of Period
2013	$2,732	$—	$(2,374)	$(358)	$—
2012	2,664	—	—	68	2,732
2011	6,039	(2,240)	(1,136)	1	2,664

Included in accounts receivable at December 31, 2013, 2012 and 2011 is $5.2 million owed from a customer in China which is overdue but could not be collected timely due to our customer's involvement in certain customs issues with a local government. We are not involved in these issues and this receivable has not been disputed by either our customer or our customer's end client. To further document this receivable, in 2012 we commenced an arbitration proceeding in Hong Kong, and during the fourth quarter 2012, we won an arbitration award of the entire amount due. We have also obtained an order of a Hong Kong court permitting us to enforce the arbitration award as a judgment of the court. We are working on executing this award and judgment, and continue to believe that we will ultimately collect this receivable from either our customer or directly from our customer's end client.

Also included in accounts receivable at December 31, 2013 is $5.5 million owed from a customer in Indonesia. This customer has acknowledged the amount is due and has expressed its desire to settle their liability to us amicably. We are working with the customer to develop a payment plan and our receivable is secured by a guarantee by the customer's parent company. We believe that we will ultimately collect this receivable from either our customer or its parent company.

Retention is not immediately collectible under the retainage provisions of our contracts. We include retainages expected to be collected within one year in accounts receivable - trade. Retainages expected to be collected after one year are included in other assets. The following amounts represent retainages on contracts (in thousands):

	December 31,
	2013	2012
Retainages expected to be collected within one year	$1,202	$133
Retainages expected to be collected after one year	—	—
Total retainages	$1,202	$133

Major Customers and Concentration of Credit Risk

Our customers consist primarily of major and independent oil and natural gas producers, national oil companies, pipeline transmission companies and offshore engineering and construction firms. We occasionally require collateral in the form of bank guarantees and letters of credit to support contractual payment obligations. We perform ongoing credit evaluations of our customers and provide allowances for probable credit losses when necessary. The percent of revenue of major customers that accounted for 10% or more of our consolidated revenues for each of the last three years was as follows: 2013 – Pemex 37%; 2012 — Pemex 18% and Apache Corporation 16%; and 2011 — AJ Lucas Australia 14% and Chevron Corporation 13%.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. We depreciate our assets on the straight-line method over their estimated useful lives. Depreciation expense was $47.5 million, $52.5 million and $57.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The following is a summary of the estimated useful lives of our asset classes:

Description	Years
Vessels	15 - 20
Portable saturation diving systems	10 - 20
Machinery and equipment	5 - 10
Buildings, leasehold improvements and other	3 - 20

The cost of repairs and maintenance is charged to operations as incurred, while the cost of improvements is capitalized and depreciated over the useful life of the asset. Total repair and maintenance charges were $7.9 million, $10.2 million and $12.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. When equipment is sold or otherwise disposed of, the cost of the equipment and accumulated depreciation are removed from the accounts, and any gain or loss is reflected in income.

A long-lived asset should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For long-lived assets to be held and used, we base our evaluation of recoverability on impairment indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. We determine whether an impairment is required through the use of an undiscounted cash flows analysis of the asset. If it is determined that an impairment is required, we record an impairment charge, reducing the net carrying value to an estimated fair value. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, is based on an estimate of discounted cash flows the asset will generate in the future. The development of future cash flows and the determination of fair value for an asset involve significant judgment and estimates. See note 4 for discussion of impairment charges recorded during 2013, 2012 and 2011.

Assets are classified as held for sale and included in other current assets when we have a plan for disposal of certain assets and those assets meet the held for sale criteria. Included in current assets as assets held for sale at December 31, 2013 are three dive support vessels, one construction barge, three portable saturation diving systems and one facility.  Included in current assets as assets held for sale at December 31, 2012 are four dive support vessels, two construction barges, four portable saturation diving systems and two facilities.

Capitalized Interest

Interest on borrowed funds is capitalized on major capital projects until the assets are ready for their intended use. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful life of the asset in the same manner as for the underlying asset. Interest capitalized for the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.4 million and $0.1 million, respectively.

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

As of December 31, 2013 and 2012, capitalized deferred drydock and related recertification costs totaled $15.0 million and $8.4 million, respectively. During the years ended December 31, 2013, 2012 and 2011, drydock amortization expense was $7.8 million, $8.1 million and $7.4 million, respectively.

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

Derivative Instruments and Fair Value Measurements

Embedded Conversion Feature

We evaluated the conversion feature of our 5.0% Convertible Notes due 2017 at inception to determine if the equity conversion option on the debt would be considered a derivative and should be bifurcated or classified within equity. We determined at the time of issuance that the conversion feature of the Convertible Notes did not meet the criteria for equity classification based on the settlement terms of the Convertible Notes; thus the conversion feature was recognized as a derivative liability. We estimated the fair value of the derivative liability at each balance sheet date using a binomial lattice model. Changes in the fair value of the derivative liability were recognized in earnings. We also evaluated, at each balance sheet date, whether reclassification of the conversion feature was required.  On May 14, 2013, we obtained stockholder approval enabling the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes. As of that date, the embedded conversion feature was no longer required to be separately valued and accounted for as a derivative liability and was reclassified to capital in excess of par within equity.

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

Self-Insurance Reserves

We carry hull and increased value insurance, which provides coverage for physical damage to an agreed amount for each vessel. We maintain deductibles that vary between $25,000 and $500,000 based on the value of each vessel.  With our July 1, 2013 renewal and certain insured value changes, our marine package annual aggregate deductible was reduced from $3.0 million to $2.0 million. We also carry protection and indemnity (or "P&I") insurance, which covers liabilities arising from vessel operations, and general liability insurance, which covers liabilities arising from construction operations. The deductible on both the P&I and general liability is $100,000 per occurrence. Onshore employees are covered by workers' compensation which is subject to a $250,000 per occurrence deductible. Offshore employees, including divers and tenders and marine crews, are covered by a separate P&I policy covering our maritime employers liability (or "P&I/MEL"). The P&I/MEL policy has a deductible of $100,000 per occurrence plus a $2.0 million annual aggregate for claims prior to July 1, 2009. For claims arising after July 1, 2009 and before July 1, 2013, the P&I/MEL insurance policy deductible was increased to $250,000 per occurrence with $750,000 in coverage available above the deductible; however, this $750,000 coverage layer was subject to a $3.0 million annual aggregate deductible. In our July 1, 2013 renewal this annual aggregate deductible was reduced to $2.0 million.  In addition, we carry umbrella liability insurance with a total limit of $500 million in excess of primary limits, subject to an additional aggregate deductible of $1.0 million for MEL claims only. Our self-insured retention on our medical and health benefits program for employees is $400,000 per participant.

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

Recently Issued Accounting Pronouncements

We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

3.    Details of Certain Accounts

Other current assets consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Insurance claims to be reimbursed	$22	$112
Prepaid job costs (1)	9,368	3,776
Prepaid insurance	3,166	3,641
Prepaid other	1,286	737
VAT receivable	7,578	2,852
Other receivables	3,633	387
Assets held for sale (2)	11,068	23,603
Supplies and spare parts inventory	1,148	1,250
Other	2	3
	$37,271	$36,361
__________
(1)	The increase in prepaid job costs primarily relates to our four projects in Mexico.

(2)	As part of a restructuring plan to reduce costs and repay debt in response to a challenging U.S. Gulf of Mexico market, during the third and fourth quarters of 2012 we entered into a plan to sell various non-core vessels, property and equipment. The amount recorded in assets held for sale at December 31, 2013 includes three dive support vessels, one construction barge, three portable saturation diving systems and one facility. The amount recorded in assets held for sale at December 31, 2012 includes four dive support vessels, two construction barges, four portable saturation diving systems and two facilities. During the first quarter 2013, two of these assets were reclassed to assets held and used. During the second quarter 2013, we sold a shore-based facility in Louisiana for net proceeds of $6.1 million. We did not record a gain or loss on this sale in the second quarter. Also in the second quarter 2013, we sold certain dive equipment for $3.4 million, and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received by mid-2014. We recorded a gain of $3.4 million on this sale in the second quarter as the dive equipment had a net book value of zero. The net proceeds from these sales were used to repay a portion of our secured term loan. During the third quarter 2013, we wrote down the two construction barges held for sale by $2.6 million to their current market values. During the fourth quarter 2013, we sold one of the construction barges that was held for sale. We sold one dive support vessel and the second construction barge, both of which were held for sale, in the first quarter 2014. We expect to sell the remaining assets held for sale over the next twelve months and have engaged brokers to assist in facilitating these divestitures.

Other long-term assets, net, consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Intangible assets with finite lives, net	$66	$521
Deferred financing costs, net	7,664	10,234
Equipment deposits and other	832	769
	$8,562	$11,524

Accrued liabilities consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Accrued payroll and related benefits	$6,181	$4,232
Unearned revenue	60	1,543
Insurance claims to be reimbursed	22	112
Self-insurance reserves	5,807	7,986
Interest rate swap	—	357
Accrued taxes other than income	10,164	8,343
Accrued interest	3,342	2,013
Financed insurance premium	2,379	2,165
Other	1,329	2,681
	$29,284	$29,432

Other long-term liabilities consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Uncertain tax position liability	$6,329	$5,820
Other	2,094	1,598
	$8,423	$7,418

4.    Property and Equipment

The following is a summary of the components of property and equipment before accumulated depreciation (in thousands):

	December 31,
Description	2013	2012
Vessels	$563,743	$569,971
Portable saturation diving systems	49,589	47,384
Machinery and equipment	57,042	55,530
Buildings, leasehold improvements and other	20,375	19,531
Total property and equipment	$690,749	$692,416

During the fourth quarter 2013, we recorded a $0.8 million pre-tax impairment charge related to one idle portable saturation diving system that we wrote down to fair market value. During the third quarter 2013, we recorded a $20.0 million pre-tax impairment charge primarily related to four construction barges that we wrote down to fair market value. Most of the impairment charge relates to two cold stacked barges that we decided not to redeploy for service due to the continued sluggish new construction market in the U.S. Gulf of Mexico during the third quarter. The remainder of the charge primarily relates to two barges that were held for sale at September 30, 2013, one of which was sold in the fourth quarter 2013 and the second of which was sold in the first quarter 2014. Additionally, during the first quarter 2013, we recorded a $0.1 million impairment charge relating to one facility that was held for sale and sold during April 2013. The two cold stacked barges were written down to fair market value based on market based appraisals, and the two barges that were held for sale were measured based on expected proceeds. The fair value of the cold stacked barges was $8.4 million at December 31, 2013 and the fair value of the remaining barge held for sale was $1.5 million at December 31, 2013.

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

During the third quarter 2011, we determined that impairment indicators existed with respect to certain of our long-lived fixed assets including a dive support vessel that experienced low utilization for an extended period of time in the Southeast Asia region and an idle shallow water pipelay barge from which most of its equipment had been removed. We evaluated the recoverability of these fixed assets, the fair value of which we included in the impairment analysis determined by using the income valuation approach, market based appraisals and estimated scrap value. As a result of this analysis we recorded a $36.6 million pre-tax asset impairment charge for the third quarter 2011. In the fourth quarter 2011, the dive support vessel was further impaired by $1.6 million based on a market price offer received in February 2012.  This vessel was classified as assets held for sale and included in other current assets in our consolidated balance sheet at December 31, 2011.

5.    Derivative Instruments and Fair Value Measurements

Conversion Feature of Convertible Debt

At the time of issuance of the Convertible Notes, we recognized a derivative liability for their embedded conversion feature, as the Convertible Notes did not meet the criteria for equity classification based on their settlement terms. The initial value allocated to the derivative liability at issuance of the Convertible Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability were recognized in earnings.  On May 14, 2013, we obtained stockholder approval enabling the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes.  As of that date, the embedded conversion feature was no longer required to be separately valued and accounted for as a derivative liability and was reclassified to capital in excess of par within equity.  The marked-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million.  The estimated fair value of the derivative liability for the conversion feature was computed using a binomial lattice model using Level 3 inputs.  The main inputs and assumptions into the binomial lattice model were our stock price at the date of valuation, expected volatility, credit spreads and the risk-free interest rate.

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

Convertible Debt

      The fair value of the Convertible Notes is determined based on similar debt instruments that do not contain a conversion feature. At December 31, 2013, the Convertible Notes were trading at 106% of par value based on limited quotations (Level 2 inputs), and include a value associated with the conversion feature of the Convertible Notes. The Convertible Notes had a fair value of $72.7 million at December 31, 2013.

Measurements on a Non-recurring Basis

During the fourth quarter 2013, we recorded a $0.8 million pre-tax impairment charge related to an idle portable saturation diving system that we wrote down to fair market value.  During the third quarter 2013, we recorded a $20.0 million pre-tax impairment charge primarily related to four construction barges that we wrote down to fair market value. Most of the impairment charge relates to two cold stacked barges that we decided not to redeploy for service due to the continued sluggish new construction market in the U.S. Gulf of Mexico during the third quarter. The remainder of the charge primarily relates to two barges that were held for sale at September 30, 2013, one of which was sold in the fourth quarter 2013 and the second of which was sold in the first quarter 2014. Additionally, during the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale and sold during April 2013. The portable saturation diving system and the two cold stacked barges were written down to fair market value using Level 3 inputs based on market based appraisals, and the two barges that were held for sale were measured using Level 3 inputs based on expected proceeds. The fair value of the portable saturation diving system was $0.6 million, the fair value of the cold stacked barges was $8.4 million, and the fair value of the remaining barge held for sale was $1.5 million, at December 31, 2013.

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

6.    Long-term Debt

Long-term debt consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Revolving credit loans due 2016	$75,300	$31,800
Secured term loan due 2016	30,658	42,053
Convertible notes due 2017, net of unamortized discount of $18,755 and $22,668, respectively	67,495	63,482
Unsecured term loan	20,000	—
Total debt	193,453	137,335
Less current portion	(13,989)	(4,219)
Long-term debt	$179,464	$133,116

Senior Secured Credit Facility

At December 31, 2013, we had a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $125.0 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016. At December 31, 2013, we had outstanding term loan debt of $30.7 million, including current maturities. Based on this remaining balance and assuming no additional prepayments, the quarterly principal payments on the balance of the term loan are $1.0 million until a final payment of approximately $21.7 million becomes due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.

Additionally, at December 31, 2013, we had $75.3 million borrowed and $2.8 million of letters of credit issued and outstanding under our revolving credit facility. At December 31, 2013, we had $46.9 million of borrowing capacity under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to EBITDA as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit.  However our revolving credit facility is not otherwise restricted during the year provided we are in compliance with existing financial covenants. We may borrow from or repay the revolving portion of our Credit Agreement as business needs merit.

The Credit Agreement may consist of loans bearing interest equal to the highest of the Federal Funds Rate plus one-half of 1 percent, the Bank of America prime rate and LIBOR plus 1 percent, known as Base Rate Loans, and loans bearing interest equal to LIBOR, known as Eurodollar Rate Loans, in each case plus an applicable margin. The interest rate margins on loans range from 3.50% to 6.50% on Eurodollar Rate Loans and 2.50% to 5.50% on Base Rate Loans. The interest rate margins on loans will fluctuate in relation to our consolidated leverage (debt to EBITDA) ratio as provided in the Credit Agreement.

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

Effective July 9, 2012, we amended our Credit Agreement to, (i) allow us to issue convertible senior notes in an aggregate principal amount not to exceed $100.0 million, that may be converted into cash, common stock or a combination of cash and common stock, so long as (a) any such notes mature at least six months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity (other than as specifically permitted), (c) the covenants governing such notes, taken as a whole, are no more restrictive than the Credit Agreement covenants, and (d) all of the net proceeds of such notes are used to prepay outstanding amounts under the Credit Agreement; (ii) exclude the unsecured indebtedness evidenced by any convertible senior notes from the definition of "Consolidated Funded Indebtedness" (as defined in the Credit Agreement), which then results in the exclusion of such unsecured indebtedness from the calculation of the consolidated leverage ratio; and (iii) require us to maintain a threshold of $25.0 million in liquidity (defined to include unused capacity under the revolving loan portion of the Credit Agreement and immediately available cash held in deposit accounts of any loan party) in certain circumstances where cash payments are made on any convertible senior notes as a result of any conversion of such notes into cash, in whole or in part.

Effective November 2, 2012, we entered into a further amendment to our Credit Agreement to:  (i) increase the maximum permitted consolidated leverage ratio for the fiscal quarter ended December 31, 2012 to not more than 5.00x; and (ii) increase the amount permitted under sale-leaseback transactions to $15.0 million per year. As part of the amendment, the size of the revolving credit facility under the Credit Agreement was permanently reduced from $150.0 million to $125.0 million on November 30, 2012.

Effective May 31, 2013, we amended the Credit Agreement to: (i) exclude unsecured indebtedness in an aggregate principal amount of up to $20.0 million for purposes of determining "Consolidated Funded Indebtedness" (as defined in the Credit Agreement) when used for the calculation of the consolidated leverage ratio; (ii) reduce the consolidated fixed charge coverage ratio covenant from 1.25 to 1 to 1.05 to 1 for the two fiscal quarters ended June 30, 2013 and September 30 2013; and (iii) increase the consolidated leverage ratio covenant from 3.75x to 5.25x for the fiscal quarter ended June 30, 2013 and from 3.75x to 5.00x for the fiscal quarter ended September 30, 2013.  Effective November 1, 2013, we further amended the Credit Agreement to eliminate the consolidated fixed charge coverage ratio covenant for the fiscal quarter ended September 30, 2013.

Effective March 7, 2014, we further amended the Credit Agreement to among other things: (i) allow us to issue secured notes in an aggregate principal amount not to exceed $150.0 million, so long as (a) any such notes mature at least 12 months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity, and (c) all of the net proceeds of such notes are used to repay in full the Unsecured Term Loan and the term loan under the Credit Agreement, and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement; (ii) exclude the secured indebtedness evidenced by any such secured notes from the calculation of the consolidated leverage ratio; (iii) increase the consolidated leverage ratio covenant from 3.75x to 4.25x for the fiscal quarter ended December 31, 2013, and then reduce the covenant to 3.00x for the fiscal quarter ending March 31, 2014 and thereafter; (iv) reduce the fixed charge coverage ratio covenant from 1.25 to 1 to 1.10 to 1 for the fiscal quarter ended December 31, 2013; (v) allow for certain asset sale proceeds to offset maintenance capital expenditures in the calculation of the fixed charge coverage ratio covenant; and (vi) allow us to incur up to $30.0 million in project financing for foreign projects. As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be reduced by $5.0 million per month from May 31, 2014 to July 31, 2014, to $110.0 million.

Based on calculations for the period ended December 31, 2013, we were in compliance with all debt covenants contained in our Credit Agreement. The credit facility is secured by vessel mortgages on all of our vessels, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

For the years ended December 31, 2013, 2012 and 2011, we deferred fees in connection with amendments to our credit facility of $0.4 million, $0.4 million and $6.9 million, respectively.  These deferred loan fees are being amortized over the remainder of the term of the credit facility ending with the facility's maturity in April 26, 2016.

Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% Convertible Notes due 2017. We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses. We used all of the net proceeds to repay a substantial portion of the term loan under our Credit Agreement. In connection with the issuance of the Convertible Notes, we paid and capitalized approximately $3.5 million of loan fees which is being amortized to interest expense over the term of the Convertible Notes.

The Convertible Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017. The Convertible Notes are our general unsecured and unsubordinated obligations, and are guaranteed by certain of our wholly-owned domestic subsidiaries. The Convertible Notes rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, and are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. The Convertible Notes are governed by an indenture, as supplemented, dated July 18, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.

We may not redeem the Convertible Notes prior to the maturity date. Prior to April 15, 2017, holders may convert their Convertible Notes only under the following circumstances:  (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Convertible Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events.  On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Convertible Notes at any time with settlement of all Convertible Notes converted during the period occurring on July 15, 2017. Upon conversion of a Convertible Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock). Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest. Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture. As of December 31, 2013, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met. Our intent is to repay the principal amount of the Convertible Notes in cash and the conversion feature in shares of our common stock.

Neither the Convertible Notes nor the shares of our common stock, if any, issuable upon conversion of the Convertible Notes have been registered under the Securities Act or the securities laws of any other jurisdiction. We do not intend to file a shelf registration statement for the resale of the Convertible Notes or the shares, if any, issuable upon conversion of the Convertible Notes. We are required, however, to pay additional interest under specified circumstances.

At the time of issuance of the Convertible Notes, NYSE rules limited the number of shares of our common stock that we were permitted to issue upon conversion of the Convertible Notes to no more than 19.99% of our common stock outstanding immediately before the issuance of the Convertible Notes unless we received stockholder approval for such issuance, and the number of shares of our common stock that would be issued upon a full conversion of the Convertible Notes was greater than permitted by such NYSE rules. We obtained the requisite stockholder approval to accommodate full conversion of the Convertible Notes at our 2013 Annual Meeting on May 14, 2013.

Prior to obtaining stockholder approval, we determined that the conversion feature of the Convertible Notes did not meet the criteria for equity classification based on the settlement terms of the Convertible Notes. As a result, from the time of issuance to May 14, 2013, the conversion feature was recognized as a derivative liability and presented under long-term debt in the accompanying consolidated balance sheet, with offsetting changes in the fair value recognized as interest expense in the consolidated statement of operations. The initial value allocated to this derivative liability was $24.6 million of the $86.25 million principal amount of the Convertible Notes, which also represented the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Convertible Notes is 13.3%. Now that we have the ability to settle the conversion feature fully in shares of our common stock, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability. The marked-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million. Since the original date of issuance, we recorded an $8.5 million adjustment, as a reduction of interest expense for the change in fair value of the derivative liability. As of May 14, 2013, the conversion feature's cumulative value of $16.1 million was reclassified to capital in excess of par within equity and will no longer be marked-to-market through earnings. The deferred tax liability and its tax basis at the date of issuance (July 18, 2012) was also reclassified to capital in excess of par within equity.

Because it is our intent to settle the principal portion of the Convertible Notes in cash and the conversion feature in shares of our common stock, we will use the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued to settle the conversion feature. The Convertible Notes were anti-dilutive for the year ended December 31, 2013.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with a financial institution providing for the $20.0 million Unsecured Term Loan. At December 31, 2013, the full $20.0 million was outstanding under the Unsecured Term Loan.  The Unsecured Term Loan matures in two portions of $10.0 million.  Effective December 31, 2013, we amended the Unsecured Term Loan to extend the maturity date for the first portion from January 2, 2014 to April 30, 2014.  The second portion matures on June 26, 2015. The interest rate on the Unsecured Term Loan is 13.5% per annum, payable on the first day of each calendar quarter in arrears, beginning October 1, 2013. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico.

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

Principal Repayments

Aggregate maturities of principal amounts of our total debt for each of the next five years and thereafter are as follows (in thousands):

Years Ended December 31,
2014	$13,989
2015	13,989
2016	97,980
2017	86,250
2018	—
Thereafter	—
$212,208

As of December 31, 2013, 2012 and 2011, the weighted average interest rate of our variable rate debt was 5.7%, 4.9% and 4.9%, respectively.

Deferred Financing Costs

As of December 31, 2013 and 2012, deferred financing costs totaled $7.7 million and $10.2 million, respectively.  We capitalized $1.3 million and $3.9 million of costs related to our debt during 2013 and 2012, respectively, and amortized $3.9 million, $2.4 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

7.    Commitments and Contingencies

Lease Commitments

We lease several facilities worldwide and accommodations for certain employees located outside the U.S. under non-cancellable operating leases.

Future minimum lease payments under these leases and long term vessel charters for each of the next five years and thereafter are as follows (in thousands):

Years Ended December 31,
2014	$15,299
2015	7,174
2016	2,260
2017	2,131
2018	1,715
Thereafter	7,387
$35,966

We are also party to a significant number of month-to-month leases that are cancellable at any time. Operating lease expense was approximately $17.5 million, $12.0 million and $4.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Self-Insurance Reserves

We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets. Such amounts were less than $0.1 million and $0.1 million as of December 31, 2013 and 2012, respectively. We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

On January 2, 2013, Cary Dale Kelley filed a lawsuit against Cal Dive under the Fair Labor Standards Act ("FLSA") in the U.S. District Court, Southern District, Texas, Galveston Division, claiming that Cal Dive failed to pay him and others for all wages due.  The suit was brought as a collective action pursuant to section 216(b) of the FLSA on behalf of current and former hourly offshore personnel employed within the past three years.  Cal Dive answered the suit on February 4, 2013, denying the claims in their entirety and asserting certain affirmative defenses.  On August 2, 2013, the district court granted plaintiff's motion to preliminarily certify the proposed class, following which notices were mailed to over 1,000 current and former hourly offshore employees advising them of their opportunity to participate in the lawsuit.  Approximately 270 persons submitted consent forms seeking to participate in the case.  Trial has not yet been scheduled, and class discovery has not yet begun.  At this time, it is impossible to predict the likelihood of a liability finding against Cal Dive, or the potential damages that might be awarded in the case of such a finding.  Cal Dive continues to deny liability and intends to vigorously contest the claims asserted against it.

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

8.            Income Taxes

The sources of our income (loss) before income taxes was comprised of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic and foreign summary:
U.S.	$(94,469)	$(100,781)	$(93,653)
Foreign	30,627	7,697	6,885
(Loss) before income taxes	$(63,842)	$(93,084)	$(86,768)

Components of the provision for income taxes reflected in the statements of operations consist of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
U.S.	$247	$(9,627)	$(27,866)
Foreign	4,617	4,381	3,204
Total current provision for income taxes	4,864	(5,246)	(24,662)

Deferred:
U.S.	(30,053)	(23,710)	(2,683)
Foreign	(719)	(428)	7,714
Change in valuation allowance	(342)	4,645	(240)
Total deferred provision for income taxes	(31,114)	(19,493)	4,791
Total provision for income taxes	$(26,250)	$(24,739)	$(19,871)

For the year ended December 31, 2013, we continued to carry a valuation allowance for certain foreign jurisdictions as they had cumulative losses or we expect them to have a loss for three consecutive years. In addition, during the fourth quarter 2012, the Company recorded a valuation allowance of $3.6 million on all of its foreign tax credit carryforwards. Management determined it was not probable that the foreign tax credits would be utilized before expiration primarily due to our expectation of earnings to be generated prospectively in foreign jurisdictions where tax rates are closer to the U.S. statutory rate as compared to prior periods where foreign earnings were generated in jurisdictions with lower tax rates. Additional valuation allowances may be made in the future if in management's opinion it is more likely than not that the tax benefit will not be realized.

The change in our valuation allowance is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$11,006	$6,361	$6,601
Certain foreign jurisdictions net operating loss	(667)	1,551	(240)
Foreign tax credit	—	3,550	—
Equity investments	325	(456)	—
Change in valuation allowance	(342)	4,645	(240)
Ending balance	$10,664	$11,006	$6,361

The primary differences between the U.S. statutory rate and our effective rate were as follows:

	Year Ended December 31,
	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign activity taxed at local rates	7.7	—	(7.7)
Change in valuation allowance	0.5	(5.0)	0.3
Uncertain tax positions	(1.4)	(1.9)	(3.3)
Other	(0.7)	(1.5)	(1.4)
Effective rate	41.1%	26.6%	22.9%

Deferred income taxes result from the effect of transactions that are recognized in different periods for financial and tax reporting purposes. The nature of these differences and the income tax effect of each as of December 31, 2013 and 2012 were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax liabilities:
Depreciation	$91,412	$104,216
Deferred drydock costs	7,768	5,194
Prepaid and other	39,252	5,331
Total deferred tax liabilities	138,432	114,741
Deferred tax assets:
Net operating loss	(76,395)	(26,469)
Reserves, accrued liabilities and other	(10,419)	(8,914)
Foreign tax credit	(3,550)	(3,550)
Total deferred tax assets	(90,364)	(38,933)
Valuation allowance	10,664	11,006
Net deferred tax liability	$58,732	$86,814

	December 31,
	2013	2012
Deferred income tax is presented as:
Current deferred tax (asset) liability	$(52)	$3,100
Non-current deferred tax liability	58,784	83,714
Net deferred tax liability	$58,732	$86,814

We do not provide U.S. tax on unrepatriated earnings of foreign subsidiaries where management intends to keep the earnings indefinitely invested overseas. For 2013, the amount of indefinitely invested foreign income was $20.6 million. We have cumulative net unremitted earnings from foreign subsidiaries of approximately $63.3 million as of December 31, 2013. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which may become available as a result of a repatriation of earnings.

For U.S federal income tax purposes, we have net operating loss (or "NOL") carryforwards of approximately $122.0 million that, if not utilized, will expire at various times beginning in 2016. Additionally, we have foreign NOL carryforwards of approximately $114.8 million, which begin to expire in Mexico in 2018 and do not expire in our other jurisdictions. We provide a valuation allowance against NOL carryforwards for each jurisdiction based on our consideration of existing temporary differences and expected future earning levels in each jurisdiction. For U.S. federal income tax purposes, we have foreign tax credit carryforwards of approximately $3.6 million, which if not utilized, begin to expire in 2016.

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

The changes in our unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1	$4,620	$3,755	$955
Increases related to current year tax positions	—	865	3,000
Increases related to prior year tax positions	145	—	—
Changes related to expiration of statutes of limitations	(409)	—	(200)
Balance as of December 31	$4,356	$4,620	$3,755

The changes in interest and penalties related to our unrecognized tax benefits are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance as of January 1	$1,200	$322	$239
Changes related to prior year tax positions	1,025	878	47
Changes related to expiration of statutes of limitations	(252)	—	36
Balance as of December 31	$1,973	$1,200	$322

If reversed, our unrecognized tax benefit of $4.4 million and $4.6 million at December 31, 2013 and 2012, respectively, would reduce our provision for income taxes and would affect the effective tax rate. To the extent accrued interest and penalties of $2.0 million and $1.2 million at December 31, 2013 and 2012, respectively, relating to unrecognized tax benefits, are not actually assessed, the liability will be reversed with an impact on our provision for income taxes and affect the effective tax rate. We do not expect a material change to the unrecognized tax benefits during the next 12 months.

We file tax returns in the U.S. and in various state, local and non-U.S. jurisdictions. Our three major jurisdictions are the U.S, Mexico and Australia.  We anticipate that any potential adjustments to our federal, state, local and non-U.S. jurisdiction tax returns by tax authorities would not have a material impact on our financial position. Our tax years for 2009 through 2012 were examined by the U.S. Internal Revenue Service in 2013. Generally, our 2008 through 2012 tax years remain subject to examination by the appropriate international governmental agencies and Horizon's U.S. NOL carryforward is subject to review.

While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain. As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

9.    Earnings (Loss) Per Share

Basic earnings (loss) per share (or "EPS") is computed by dividing income (loss) attributable to Cal Dive by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock method. The components of basic and diluted EPS for common shares for the three years ended December 31, 2013, 2012 and 2011 were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Loss attributable to Cal Dive	$(36,634)	$(65,029)	$(66,897)

Denominator:
Basic weighted average shares outstanding	93,827	92,751	91,742
Dilutive outstanding securities(1)	—	—	—
Diluted weighted average shares outstanding	93,827	92,751	91,742

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.39)	$(0.70)	$(0.73)
__________
(1)            Approximately 2.4 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive. Additionally, the Convertible Notes are only dilutive to the extent we generate net income and the average stock price during the period is greater than the conversion price of the Convertible Notes.

10.            Stockholder's Equity

As of December 31, 2013 and 2012, we had 240,000,000 shares of common stock authorized with a $0.01 par value per share, of which 97,436,438 shares were issued and outstanding at December 31, 2013 and 97,878,411 shares were issued and outstanding at December 31, 2012.  No dividends were declared or paid during 2013, 2012 and 2011.  We currently do not intend to pay dividends.

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

Stock-Based Compensation Plans

Long-Term Incentive Plan

2006 Long Term Incentive Plan

Under the 2006 Long-Term Incentive Plan adopted by us on December 9, 2006, as amended and restated and approved by our stockholders on May 7, 2007 (the "2006 Plan"), up to 9,000,000 shares of our common stock may be issued to key personnel and non-employee directors in the form of stock options, restricted stock or restricted stock units.  The 2006 Plan is administered by the Compensation Committee of the Board of Directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the 2006 Plan and any award made under the 2006 Plan.  Our Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be subject to the provisions of Section 16 of the Exchange Act.  Awards of restricted stock granted to employees under the 2006 Plan typically vest one-third  per year over a three-year period, and all grants, subject to certain exceptions, are not transferable until the restrictions lapse.  As of December 31, 2013, there were no shares remaining available for issuance under the 2006 Plan, although awards previously issued under the 2006 Plan remain outstanding.

2013 Stock Incentive Plan

Under the 2013 Stock Incentive Plan adopted by our Board of Directors on February 26, 2013, and approved by our stockholders on May 14, 2013 (the "2013 Plan"), up to 4,800,000 shares of our common stock may be issued to key personnel and non-employee directors in the form of stock options, restricted stock or restricted stock units, stock appreciation rights and other stock-based awards.  The 2013 Plan is administered by the Compensation Committee of the Board of Directors, which has broad authority to select the persons to whom awards will be made, fix the terms and conditions of each award, and construe, interpret and apply the provisions of the 2013 Plan and any award made under the 2013 Plan.  Our Chief Executive Officer has the authority to grant incentives (for no more than 100,000 shares per fiscal year) as inducements to hire or promote candidates who will not be subject to the provisions of Section 16 of the Exchange Act.  Awards of restricted stock granted to employees under the 2013 Plan typically vest one-third  per year over a three-year period, and all grants, subject to certain exceptions, are not transferable until the restrictions lapse. As of December 31, 2013, there were 4,622,487 shares remaining available under the 2013 Plan.

Restricted Stock Awards

The following table summarizes information about our restricted shares for the years ended December 31, 2013, 2012 and 2011 (in thousands, except fair value amounts):

	2013		2012		2011
	Shares	Fair Value(1)	Shares	Fair Value(1)	Shares	Fair Value(1)
Restricted shares outstanding:
Beginning of year	4,241	$2.63	3,599	$5.12	3,853	$7.05
Granted	272	$2.12	2,779	$1.48	1,526	$2.48
Vested	(1,896)	$3.30	(1,472)	$5.52	(1,286)	$7.23
Forfeited	(209)	$2.73	(665)	$4.90	(494)	$6.48
End of year	2,408	$2.04	4,241	$2.63	3,599	$5.12
__________
(1)            Represents the weighted average grant date market value.

Compensation cost, determined by multiplying the number of shares of restricted stock granted by the closing market price of our stock on the grant date, is recognized over the respective vesting periods on a straight-line basis. For the years ended December 31, 2013, 2012 and 2011, compensation expense related to restricted stock was $5.4 million, $7.7 million and $9.5 million, respectively. The total fair value of shares vested during 2013 was $6.3 million.  Future compensation cost associated with unvested restricted stock awards at December 31, 2013 totaled approximately $4.6 million.  The weighted average vesting period related to unvested restricted stock awards at December 31, 2013 was approximately 1.75 years.

Performance Share Unit Awards

The following table summarizes information about our performance share units granted for the years ended December 31, 2013, 2012, 2011 and 2010 (in thousands):

	2013	2012	2011	2010
Units outstanding:
Beginning of year	2,153	1,383	840	403
Granted	-	1,230	701	488
Vested	-	-	-	-
Forfeited	(330)	(460)	(158)	(51)
End of year	1,823	2,153	1,383	840

No performance share units were granted in 2013. The performance share units constitute restricted stock units under the 2006 Plan that vest 100% following the end of a three-year performance period.  Based on the Company's performance over the three-year performance period for the 2010 awards (which ended December 31, 2013), our Compensation Committee certified that the remaining 330,407 performance share units outstanding under the 2010 awards resulted in a zero payout and thus were forfeited.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total stockholder return relative to a peer group of companies over a three-year performance period. The awards are payable in cash.  A maximum cash value of 200% of the number of performance shares granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is remeasured at each reporting period until the awards are settled. At December 31, 2013, the fair value of all awards outstanding was $3.2 million. The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At December 31, 2013 and 2012, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $1.2 million and $0.4 million, respectively.

Stock-based compensation expense (benefit) recognized for the performance units for 2013, 2012 and 2011 was $0.8 million and $0.3 million and $(0.3) million, respectively. The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore stock-based compensation expense related to the performance share units could vary significantly in future periods.

12.            Variable Interest Entities

In 2011, we formed a joint venture with Petrolog International, Ltd. to provide offshore installation and support services for companies operating in the offshore oil and gas industry in the West Africa region.  Cal Dive owns a 60% interest in the joint venture and Petrolog owns the remaining 40% interest. Due to our financial support of the joint venture, we have determined it to be a variable interest entity of which we are the primary beneficiary. As a result, we consolidate the entity in our financial statements.

For the year ended December 31, 2013, the joint venture generated revenues of $9.9 million and recorded a loss of $2.4 million.  For the year ended December 31, 2012, the joint venture generated revenues of $29.3 million and recorded a loss of $8.2 million.  No revenue or income was recognized for the year ended December 31, 2011.  At December 31, 2013, there were approximately $10.1 million of assets and $20.8 million of liabilities in the joint venture. There are no restrictions on the use of assets and liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against Cal Dive.

For the year ended December 31, 2013, loss attributable to non-controlling interest was $1.0 million, compared to loss attributable to non-controlling interest of $3.3 million for the year ended December 31, 2012.

13.            Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. For the years ended December 31, 2013, 2012 and 2011, we earned revenues of $361.1 million, $245.5 million and $199.1 million, respectively, from foreign locations, of which $221.1 million, $98.4 million and $30.1 million, respectively, was generated in Mexico. The remainder of our revenues were generated in the U.S. Gulf of Mexico and other U.S. waters.

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  Thus, the location of our vessels can change from period to period.  Net property and equipment in foreign locations were $259.8 million and $234.1 million at December 31, 2013 and 2012, respectively.

14.            Supplemental Quarterly Financial Information (Unaudited)

The offshore marine construction industry may be seasonal as a result of weather conditions and the timing of capital expenditures by the oil and natural gas companies. Historically, a substantial portion of our services has been performed during the summer and fall months, and as a result, a disproportionate amount of our revenues and net income is earned during this period. The following is a summary of consolidated quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2013
Revenues	$80,919	$120,986	$155,246	$159,807
Gross profit (loss)	(11,517)	2,630	10,446	10,497
Loss attributable to Cal Dive (1)	(17,650)	(1,668)	(16,800)	(516)
Loss per share attributable to Cal Dive:(2)
Basic and diluted	$(0.19)	$(0.02)	$(0.18)	$(0.01)

Fiscal 2012
Revenues	$60,017	$120,321	$138,113	$146,396
Gross profit (loss)	(16,420)	153	3,901	10,078
Loss attributable to Cal Dive (1)	(24,305)	(5,699)	(15,933)	(19,092)
Loss per share attributable to Cal Dive:(2)
Basic and diluted	$(0.26)	$(0.06)	$(0.17)	$(0.21)
__________
(1)
The fourth quarter 2013 includes an after-tax, non-cash impairment charge of $0.6 million. The third quarter 2013 includes an after-tax, non-cash impairment charge of $13.1 million. The second quarter 2013 includes an after-tax, non-cash gain of $4.0 million related to the marked-to-market adjustment of the convertible feature of the conversion feature of our Convertible Notes.

The first, third and fourth quarters 2012 include after-tax, non-cash impairment charges of $0.9 million, $14.8 million and $4.0 million, respectively. The third quarter 2012 includes a $5.4 million after-tax, non-cash gain and the fourth quarter 2012 includes a $4.0 million after-tax, non-cash charge, both related to the marked-to-market adjustment of the conversion feature of our Convertible Notes. The fourth quarter 2012 includes a $3.5 million income tax valuation allowance.

(2)	Sum of the quarters may not equal annual earnings per share.

15.  Subsequent Events

Effective March 7, 2014, we entered into Amendment No. 7 to the Credit Agreement to among other things: (i) allow us to issue secured notes in an aggregate principal amount not to exceed $150 million, so long as (a) any such notes mature at least 12 months after expiration of the Credit Agreement, (b) such notes are not required to be prepaid prior to their stated maturity, and (c) all of the net proceeds of such notes are used to repay in full the Unsecured Term Loan and the term loan under the Credit Agreement, and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement; (ii) exclude the secured indebtedness evidenced by any such secured notes from the calculation of the consolidated leverage ratio; (iii) increase the consolidated leverage ratio covenant from 3.75x to 4.25x for the fiscal quarter ended December 31, 2013, and then reduce the covenant to 3.00x for the fiscal quarter ending March 31, 2014 and thereafter; (iv) reduce the fixed charge coverage ratio covenant from 1.25 to 1 to 1.10 to 1 for the fiscal quarter ended December 31, 2013; (v) allow for certain asset sale proceeds to offset maintenance capital expenditures in the calculation of the fixed charge coverage ratio covenant; and (vi) allow us to incur up to $30.0 million in project financing for foreign projects. As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be reduced by $5.0 million per month from May 31, 2014 to July 31, 2014, to $110.0 million.

In January 2014, we assigned the lease for a Louisiana dock facility and sold certain leasehold improvements and other assets located at that facility to the assignee for net proceeds of $3.5 million. We expect to record a gain on this sale in the first quarter 2014. Also, in February 2014, we sold a portable saturation diving system to a customer in China for $9.3 million and received net proceeds of $3.2 million, representing the initial installment of the purchase price, with the remaining quarterly installment payments to be made through mid-2016. We expect to record a gain on this sale in the first quarter 2014.
Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures

Disclosure Controls and Procedures

Our CEO and CFO, with the participation of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation, they have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (or "COSO") in Internal Control-Integrated Framework (1992 framework). Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this annual report, has issued an audit report on our internal control over financial reporting as of December 31, 2013. This report appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Cal Dive International, Inc. and Subsidiaries

We have audited Cal Dive International, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cal Dive International, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Cal Dive International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cal Dive International, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of Cal Dive International, Inc. and Subsidiaries and our report dated March 10, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
March 10, 2014

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

The remaining information required by this Item 10 is incorporated by reference from our definitive Proxy Statement, to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference from our definitive Proxy Statement to be filed pursuant to Regulation 14A under the Exchange Act in connection with our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules

(a)                  The following documents are filed as a part of this report:

(1)            Consolidated Financial Statements – See "Index to Consolidated Financial Statements".

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

March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Quinn J. Hébert	Chairman, President and	March 10, 2014
Quinn J. Hébert	Chief Executive Officer (Principal Executive Officer)

/s/ Brent D. Smith	Executive Vice President, Chief	March 10, 2014
Brent D. Smith	Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Todd A. Dittmann	Director	March 10, 2014
Todd A. Dittmann

/s/ John T. Mills	Director	March 10, 2014
John T. Mills

/s/ David E. Preng	Director	March 10, 2014
David E. Preng

EXHIBIT INDEX

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Cal Dive International, Inc.		10-Q	001-33206	8/8/13
3.2	Composite Bylaws of Cal Dive International, Inc. as of November 4, 2013		10-Q	001-33206	11/7/13
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture, dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	001-33206	7/18/12
4.3
First Supplemental Indenture dated as of April 26, 2013, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-Q	001-33206	8/8/13
10.1	Tax Matters Agreement between Cal Dive International, Inc. and Helix Energy Solutions Group, Inc.		10-K	001-33206	3/1/07
10.2	Credit Agreement dated April 26, 2011 among Cal Dive International, Inc. and Bank of America, N.A., as Administration Agent, together with the other lenders parties thereto		8-K	001-33206	4/27/11
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
10.5
Amendment No. 3. to Credit Agreement dated as of September 19, 2012, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
X
10.6
Amendment No. 4. to Credit Agreement dated as of November 2, 2012, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			10-Q	001-33206	11/8/12
10.7
Amendment No. 5. to Credit Agreement dated as of May 31, 2013, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			8-K	001-33206	6/4/13

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.8
Amendment No. 6 to Credit Agreement dated as of November 1, 2013, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
			10-Q	001-33206	11/7/13
10.9	Purchase Agreement, dated as of July 12, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and the initial purchasers named therein		8-K	001-33206	7/18/12
10.10
Credit Agreement dated as of June 27, 2013, among Cal Dive International, Inc., certain of its subsidiaries and ABC Funding, LLC, as Administrative Agent, together with the other lenders parties thereto
			8-K	001-33206	7/3/13
10.11
Amendment No. 1 to Credit Agreement dated as of December 31, 2013, among Cal Dive International, Inc., certain of its subsidiaries and ABC Funding, LLC, as Administrative Agent, together with the other lenders parties thereto
X
10.12*	Severance and Change of Control Agreement, dated as of January 1, 2008, by and between Cal Dive International, Inc. and Quinn J. Hébert		10-K	001-33206	2/28/08
10.13*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Quinn J. Hébert		10-K	001-33206	3/2/11
10.14*	Severance and Change of Control Agreement, dated as of January 1, 2008, between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	001-33206	2/28/08
10.15*	Amendment No. 1 to Severance and Change of Control Agreement, dated as of January 1, 2009, between Cal Dive International, Inc. and Lisa M. Buchanan		10-K	001-33206	2/23/09
10.16*	Form of Amendment No. 2 to Severance and Change of Control Agreement, dated as of September 10, 2010, by and between Cal Dive International, Inc. and each of Quinn J. Hébert and Lisa M. Buchanan		8-K	001-33206	9/16/10
10.17*	Severance and Change of Control Agreement, dated as of August 25, 2010, by and between Cal Dive International, Inc. and Brent D. Smith		8-K	001-33206	8/31/10
10.18*	Severance and Change of Control Agreement, dated as of January 1, 2011, by and between Cal Dive International, Inc. and John R. Abadie, Jr.		10-Q	001-33206	11/2/11
10.19*	Letter Agreement, dated as of January 20, 2009, by and between Cal Dive International, Inc. and John R. Abadie, Jr.		10-K	001-33206	3/2/12
10.20*	Form of Indemnity Agreement by and between Cal Dive International, Inc. and each of its directors and executive officers		8-K	001-33206	5/11/07
10.21*	Amended and Restated Annual Performance Bonus Plan		10-K	001-33206	2/26/10

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.22*	Cal Dive International, Inc. Amended and Restated 2006 Long-Term Incentive Plan		8-K	001-33206	12/16/09
10.23*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its outside directors for 2010, 2011 and 2012 grants		10-K	001-33206	3/2/11
10.24*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2010, 2011 and 2012 grants		10-K	001-33206	3/2/11
10.25*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2010 grants		10-K	001-33206	3/2/11
10.26*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2011 grants		10-K	001-33206	3/2/11
10.27*	Cal Dive International, Inc. Directors Deferred Compensation Plan		10-K	001-33206	3/2/11
10.28*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2012 grants		10-K	001-33206	3/8/13
10.29*	Cal Dive International, Inc. 2013 Stock Incentive Plan		8-K	001-33206	5/16/13
10.30*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its outside directors for 2013 grants	X
10.31*	Form of Restricted Stock Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2014 grants	X
10.32*	Form of Performance Share Unit Award Agreement between Cal Dive International, Inc. and each of its executive officers for 2014 grants	X
14.1	Code of Ethics		10-K	001-33206	3/1/07
21.1	Subsidiaries of Cal Dive International, Inc.	X
23.1	Consent of Ernst & Young LLP	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101.INS·	XBRL Instance Document
101.SCH·	XBRL Taxonomy Extension Schema Document
101.CAL·	XBRL Taxonomy Extension Calculation Linkbase Document

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
101.DEF·	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB·	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE·	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
*            Indicates management contract or compensatory plan or arrangement.
·            Furnished herewith.