Form 10-Q
period 2014-03-31
Cal Dive International, Inc.
filed 2014-05-12
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______   to  _______

Commission File Number:  001-33206

CAL DIVE INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	61-1500501
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 CityWest Boulevard, Suite 2200 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

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

As of April 30, 2014, the registrant had 98,740,728 shares of common stock issued and outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to "us," "we," "our," "ours," "the Company" or "CDI," we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	March 31, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$3,299	$12,190
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0 and $0, respectively	68,874	55,409
Contracts in progress	139,880	125,121
Income tax receivable	699	-
Deferred income taxes	-	52
Other current assets	41,673	37,271
Total current assets	254,425	230,043

Property and equipment	677,809	690,749
Less - Accumulated depreciation	(308,636)	(302,169)
Net property and equipment	369,173	388,580

Deferred drydock costs, net	21,272	23,497
Other assets, net	13,647	8,562
Total assets	$658,517	$650,682

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$106,337	$114,663
Advanced billings on contracts	671	172
Accrued liabilities	32,806	29,284
Income tax payable	6,696	3,886
Current maturities of long-term debt	13,989	13,989
Deferred income taxes	1,656	-
Total current liabilities	162,155	161,994

Long-term debt	209,568	179,464
Deferred income taxes	48,805	58,784
Other long-term liabilities	8,355	8,423
Total liabilities	428,883	408,665

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 98,748 and 97,436 shares issued and outstanding, respectively	988	975
Capital in excess of par	438,376	437,455
Accumulated other comprehensive loss	(832)	(666)
Retained deficit	(203,728)	(190,677)
Equity attributable to Cal Dive	234,804	247,087
Noncontrolling interest	(5,170)	(5,070)
Total equity	229,634	242,017
Total liabilities and equity	$658,517	$650,682

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues	$119,104	$80,919
Cost of sales	125,323	92,436
Gross loss	(6,219)	(11,517)
General and administrative expenses	10,027	11,909
Asset impairment	-	125
(Gain) loss on sale of assets and other	(1,612)	20
Operating loss	(14,634)	(23,571)
Interest expense, net	5,608	4,632
Interest expense – adjustment to conversion feature of convertible debt	-	63
Other (income) expense, net	(194)	79
Loss before income taxes	(20,048)	(28,345)
Income tax benefit	(6,897)	(9,319)
Net loss	$(13,151)	$(19,026)
Loss attributable to noncontrolling interest	(100)	(1,376)
Loss attributable to Cal Dive	$(13,051)	$(17,650)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.14)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	95,081	93,732

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(13,151)	$(19,026)
Other comprehensive loss:
Foreign currency translation adjustment	(175)	(274)
Unrealized gain from cash flow hedge (net of tax of $4 and $7, respectively)	8	13
Total other comprehensive loss	(167)	(261)
Comprehensive loss	(13,318)	(19,287)
Comprehensive loss attributable to noncontrolling interest	(100)	(1,376)
Comprehensive loss attributable to Cal Dive	$(13,218)	$(17,911)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(13,151)	$(19,026)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,360	14,180
Stock compensation expense	935	1,448
Deferred income tax benefit	(9,979)	(15,560)
(Gain) loss on sale of assets	(1,612)	20
Amortization of debt discount and deferred financing costs	1,851	1,868
Marked-to-market adjustment of debt conversion feature	-	63
Asset impairment	-	125
Changes in operating assets and liabilities:
Accounts receivable, net	(28,670)	23,540
Income tax receivable and payable, net	2,111	11,460
Other current assets	(1,698)	(1,782)
Deferred drydock costs	(1,094)	(767)
Accounts payable and accrued liabilities	(1,236)	(12,277)
Other noncurrent assets and liabilities, net	(2,062)	227
Net cash provided by (used in) operating activities	(40,245)	3,519

Cash Flows From Investing Activities:
Additions to property and equipment	(4,693)	(1,081)
Proceeds from sales of property and equipment	7,551	-
Net cash provided by (used in) investing activities	2,858	(1,081)

Cash Flows From Financing Activities:
Repayments on secured term loan	(997)	(603)
Draws on revolving credit facility	56,039	56,500
Repayments on revolving credit facility	(26,039)	(55,600)
Payment of deferred financing costs	(514)	-
Net cash provided by financing activities	28,489	297

Effect of exchange rate changes on cash and cash equivalents	7	(28)
Net increase (decrease) in cash and cash equivalents	(8,891)	2,707
Cash and cash equivalents, beginning of period	12,190	8,343
Cash and cash equivalents, end of period	$3,299	$11,050

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

The accompanying consolidated financial statements have been prepared in conformity with GAAP, and our application of GAAP for purposes of preparing the accompanying consolidated financial statements is consistent in all material respects with the manner applied to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2013 (or "2013 Form 10-K").  The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements and the related disclosures.  Actual results may differ from our estimates.  Management has reflected all adjustments (which were normal recurring adjustments unless otherwise disclosed herein) that it believes are necessary for a fair presentation of the consolidated balance sheets, results of operations and cash flows, as applicable.

Our balance sheet as of December 31, 2013 included herein has been derived from the audited balance sheet as of December 31, 2013 included in our 2013 Form 10-K.  These consolidated financial statements should be read in conjunction with the annual consolidated financial statements and notes thereto included in our 2013 Form 10-K, which contains a summary of our significant accounting policies and estimates and other disclosures.  Interim results should not be taken as indicative of the results that may be expected for any other interim period or the year ending December 31, 2014.

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

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2013 Form 10-K or new accounting pronouncements issued or adopted significantly affecting our financial statements.

2.    Details of Certain Accounts

Included in accounts receivable at March 31, 2014 and December 31, 2013 is $5.2 million owed from a customer in China which is overdue but could not be collected timely due to our customer's involvement in certain customs issues with a local government. In 2012 we won an arbitration award of the entire amount due and obtained an order of a Hong Kong court permitting us to enforce the arbitration award as a judgment of the court.  On March 24, 2014, an order was rendered by the Hong Kong court, ordering the payment to us of the full amount of the receivable plus attorney's fees and interest of $2.0 million, and the funds were released on March 31, 2014 and received in early April.

Also included in accounts receivable at March 31, 2014 and December 31, 2013 is $5.5 million owed from a customer in Indonesia for work that we successfully completed. This customer has acknowledged the amount is due. We are working with the customer to develop a payment plan and our receivable is secured by a guarantee by the customer's parent company. We believe that we will ultimately collect this receivable from either our customer or its parent company.

Other current assets consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Insurance claims to be reimbursed	$1,784	$22
Prepaid job costs (1)	6,447	9,368
Prepaid insurance	1,594	3,166
Prepaid other	2,889	1,286
VAT receivable	10,390	7,578
Other receivables (2)	7,132	3,633
Assets held for sale (3)	10,328	11,068
Supplies and spare parts inventory	1,107	1,148
Other	2	2
	$41,673	$37,271
________________________
(1)	Prepaid job costs primarily relate to our four projects in Mexico.

(2)	Includes the current portion of a note receivable related to the sale of a portable saturation system during the first quarter 2014. We monitor the credit worthiness of the buyer and have remedies under the note receivable, including lien rights.

(3)	The amount recorded in assets held for sale at March 31, 2014 includes two dive support vessels, three portable saturation diving systems and one facility. The amount recorded in assets held for sale at December 31, 2013 includes three dive support vessels, one construction barge, three portable saturation diving systems and one facility. During the first quarter 2014, we completed the sale of one of the dive support vessels and the construction barge. We expect to sell the remaining assets over the next twelve months and have engaged brokers to assist in facilitating these divestitures.

Other long-term assets, net, consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Intangible assets with finite lives, net	$48	$66
Deferred financing costs, net	7,429	7,664
Non-current notes receivables	3,344	-
Equipment deposits and other	1,138	832
Long-term tax receivable	1,688	-
	$13,647	$8,562

Accrued liabilities consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Accrued payroll and related benefits	$2,954	$6,181
Unearned revenue	3,144	60
Insurance claims to be reimbursed	1,784	22
Self-insurance reserves	7,420	5,807
Accrued taxes other than income	12,892	10,164
Accrued interest	2,466	3,342
Financed insurance premium	1,085	2,379
Other	1,061	1,329
	$32,806	$29,284

Other long-term liabilities consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Uncertain tax position liabilities	$6,329	$6,329
Other	2,026	2,094
	$8,355	$8,423

3.	Long-Term Debt

Long-term debt consisted of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Revolving credit loans due 2016	$105,300	$75,300
Secured term loan due 2016	29,661	30,658
Convertible notes due 2017, net of unamortized discount of $17,654 and $18,755, respectively	68,596	67,495
Unsecured term loan	20,000	20,000
Total debt	223,557	193,453
Less current portion	(13,989)	(13,989)
Long-term debt	$209,568	$179,464

Senior Secured Credit Facility

At March 31, 2014, we had a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest term loan and a variable-interest $125.0 million revolving credit facility (the "Credit Agreement").   At March 31, 2014, we had outstanding secured term loan debt of $29.7 million, including current maturities.  Based on this remaining balance and assuming no additional prepayments, the quarterly principal payments on the balance of the secured term loan are $1.0 million until a final payment of approximately $21.7 million becomes due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.  We may prepay all or any portions of the outstanding balance of the term loan without prepayment penalty.

Additionally, as of March 31, 2014, we had $105.3 million borrowed and $0.3 million of letters of credit issued and outstanding under our revolving credit facility.  At March 31, 2014 we had $19.4 million of borrowing capacity under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolving credit facility is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  We may borrow from or repay the revolving portion of our Credit Agreement as business needs merit.

Effective March 7, 2014, we amended the Credit Agreement to among other things: (i) allow us to incur second lien debt in an aggregate principal amount not to exceed $150.0 million, so long as (a) any such second lien debt matures at least 12 months after expiration of the Credit Agreement, (b) such second lien debt is not required to be prepaid prior to its stated maturity, and (c) all of the net proceeds of such second lien debt are used to repay in full our $20.0 million unsecured term loan (the "Unsecured Term Loan") and the term loan under the Credit Agreement, and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement; (ii) exclude the secured indebtedness evidenced by any such second lien debt from the calculation of the consolidated leverage ratio; (iii) increase the consolidated leverage ratio covenant from 3.75x to 4.25x for the fiscal quarter ended December 31, 2013, and then reduce the covenant to 3.00x for the fiscal quarter ending March 31, 2014 and thereafter; (iv) reduce the fixed charge coverage ratio covenant from 1.25 to 1 to 1.10 to 1 for the fiscal quarter ended December 31, 2013; (v) allow for certain asset sale proceeds to offset maintenance capital expenditures in the calculation of the fixed charge coverage ratio covenant; and (vi) allow us to incur up to $30.0 million in project financing for foreign projects. As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be reduced by $5.0 million per month from May 31, 2014 to July 31, 2014 to $110.0 million.

Effective May 9, 2014, we further amended our Credit Agreement to among other things: (i) reduce the aggregate principal amount of second lien debt that we may incur to $100.0 million; (ii) give pro forma effect to the second lien debt in calculating the consolidated leverage ratio covenant for the fiscal quarter ended March 31, 2014; and (iii) increase the amount we are allowed to incur in project financing for foreign projects from $30.0 million to $75.0 million.  As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be further reduced by $5.0 million per month from July 31, 2014 to December 31, 2014 to $85.0 million.

Based on the calculations for the period ended March 31, 2014, we were in compliance with all debt covenants under our Credit Agreement.  The credit facility is secured by vessel mortgages on all of our vessels, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% convertible senior notes due 2017 (the "Convertible Notes").  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses.  We used all of the net proceeds to repay a substantial portion of the term loan under our Credit Agreement.  In connection with the issuance of the Convertible Notes, we paid and capitalized approximately $3.5 million of loan fees which is being amortized to interest expense over the term of the Convertible Notes.

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

We may not redeem the Convertible Notes prior to the maturity date. Prior to April 15, 2017, holders may convert their Convertible Notes only under the following circumstances:  (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Convertible Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events.  On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Convertible Notes at any time with settlement of all Convertible Notes converted during the period occurring on July 15, 2017. Upon conversion of a Convertible Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock). Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest. Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture. As of March 31, 2014, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met. Our intent is to repay the principal amount of the Convertible Notes in cash and the conversion feature in shares of our common stock.

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

Because it is our intent to settle the principal portion of the Convertible Notes in cash and the conversion feature in shares of our common stock, we will use the treasury stock method in calculating the diluted earnings per share effect for the variable number of shares that would be issued to settle the conversion feature. The Convertible Notes were anti-dilutive for the three months ended March 31, 2014.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with a financial institution providing for the $20.0 million Unsecured Term Loan.  At March 31, 2014, the full $20.0 million was outstanding under the Unsecured Term Loan.  The Unsecured Term Loan matures in two portions of $10.0 million.  Effective December 31, 2013, we amended the Unsecured Term Loan to extend the maturity date for the first portion from January 2, 2014 to April 30, 2014.  Effective April 30, 2014, we further amended the Unsecured Term Loan to extend the maturity date for the first portion from April 30, 2014 to May 30, 2014. The second portion matures on June 26, 2015. The interest rate on the Unsecured Term Loan is 13.5% per annum, payable on the first day of each calendar quarter in arrears. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico.

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

Senior Secured Second Lien Term Loan Facility

On May 9, 2014, we entered into an amendment and restatement of the credit agreement for the Unsecured Term Loan that provides for a $100.0 million Senior Secured Second Lien Term Loan Facility (the "Second Lien Facility"), including the $20.0 million outstanding under the Unsecured Term Loan which has been converted from an unsecured term loan to a second lien term loan under the Second Lien Facility.  Both term loans under the Second Lien Facility mature on May 9, 2019, with no scheduled amortization of the term loans prior to maturity. The net proceeds of the Second Lien Facility were used to repay in full the term loan under the Credit Agreement and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement. See note 11.

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

Convertible Debt

The fair value of the Convertible Notes is determined based on similar debt instruments that do not contain a conversion feature. At March 31, 2014, the Convertible Notes were trading at 96.4 % of par value based on limited quotations (Level 2 inputs), and include a value associated with the conversion feature of the Convertible Notes. The Convertible Notes had a fair value of $65.5 million at March 31, 2014 and $72.7 million at December 31, 2013.

Measurements on a Non-recurring Basis

For the three months ended March 31, 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale using Level 3 inputs based on expected proceeds.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the three months ended March 31, 2014 and 2013, respectively.

5.    Commitments and Contingencies

Self-Insurance Reserves

We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $1.8 million and less than $0.1 million as of March 31, 2014 and December 31, 2013, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

On January 2, 2013, Cary Dale Kelley filed a lawsuit against us under the Fair Labor Standards Act ("FLSA") in the U.S. District Court, Southern District, Texas, Galveston Division, claiming that we failed to pay him and others for all wages due.  The suit was brought as a collective action pursuant to section 216(b) of the FLSA on behalf of current and former hourly offshore personnel employed within the past three years.  We answered the suit on February 4, 2013, denying the claims in their entirety and asserting certain affirmative defenses.  On August 2, 2013, the district court granted plaintiff's motion to preliminarily certify the proposed class, following which notices were mailed to over 1,000 current and former hourly offshore employees advising them of their opportunity to participate in the lawsuit.  Approximately 270 persons submitted consent forms seeking to participate in the case.  Trial has not yet been scheduled and discovery has begun.  At this time, it is impossible to predict the likelihood of a liability finding against us or the potential damages that might be awarded in the case of such a finding.  We continue to deny liability and intend to vigorously contest the claims asserted against us.

6.    Income Taxes

As of March 31, 2014 and December 31, 2013 we had $6.3 million recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 34.4% and 32.9% for the three months ended March 31, 2014 and 2013, respectively.  The effective tax benefit rate for the three months ended March 31, 2014 and 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  Our income tax benefit rate for the three months ended March 31, 2014 and 2013 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

7.    Performance Share Units

We have granted certain of our officers and employees performance share units, which constitute restricted stock units under our 2006 incentive plan and other stock-based awards under our 2013 incentive plan, that vest 100% following the end of a three-year performance period.  Each performance share unit represents a contingent right to receive the cash value of one share of our common stock dependent upon our total stockholder return relative to a peer group of companies over a three-year performance period. The awards are payable in cash.  A maximum value of 200% of the number of performance share units granted may be earned if performance at the maximum level is achieved.

The fair value of the performance share units is re-measured at each reporting period until the awards are settled. At March 31, 2014, the fair value of all awards granted was $3.8 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At March 31, 2014 and December 31, 2013, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $1.0 million and $1.2 million, respectively.

Stock-based compensation expense (benefit) recognized for the performance share units for the three months ended March 31, 2014 and 2013 was $(0.2) million and $0.3 million, respectively.  The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore, compensation expense related to the performance share units could vary significantly in future periods.

8.    Loss Per Share

Basic loss per share (or "EPS") is computed by dividing loss attributable to Cal Dive by the weighted average shares of outstanding common stock.  The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock method.  The components of basic and diluted EPS for the three months ended March 31, 2014 and 2013 were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Numerator:
Loss attributable to Cal Dive	$(13,051)	$(17,650)

Denominator:
Basic weighted average shares outstanding	95,081	93,732
Dilutive outstanding securities (1)	-	-
Diluted weighted average shares outstanding	95,081	93,732

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.14)	$(0.19)
________________________
(1)	Approximately 3.7 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive. Additionally, the Convertible Notes are only dilutive to the extent we generate net income and the average stock price during the period is greater than the conversion price of the Convertible Notes.

9.	Variable Interest Entities

In 2011, we formed a joint venture with Petrolog International, Ltd. to provide offshore installation and support services for companies operating in the offshore oil and gas industry in the West Africa region.  Cal Dive owns a 60% interest in the joint venture and Petrolog own the remaining 40% interest.  Due to our financial support of the joint venture, we have determined it to be a variable interest entity of which we are the primary beneficiary.  As a result, we consolidate this joint venture entity in our financial statements.

For the three months ended March 31, 2014, no revenue and a loss of $0.3 million was recognized by the joint venture.  For the three months ended March 31, 2013, the joint venture generated revenues of $7.1 million and recorded a loss of $3.4 million.  At March 31, 2014, there were approximately $9.3 million of assets and $20.2 million of liabilities in the joint venture.  There are no restrictions on the use of assets and liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive directly.

For the three months ended March 31, 2014 and 2013, loss attributable to non-controlling interest was $0.1 million and $1.4 million, respectively.

10.   Business Segment Information

We have one reportable segment, Marine Contracting. We perform a portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $105.1 million and $58.7 million for the three months ended March 31, 2014 and 2013, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters.

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  Thus, the location of our vessels can change from period to period.  Net property and equipment in foreign locations was $279.4 million and $259.8 million at March 31, 2014 and December 31, 2013, respectively.

11.   Subsequent Events

Effective May 9, 2014, we entered into Amendment No. 8 to the Credit Agreement to among other things: (i) reduce the aggregate principal amount of second lien debt we may incur to $100.0 million; (ii) give pro forma effect to the second lien debt in calculating the consolidated leverage ratio covenant for the fiscal quarter ended March 31, 2014; and (iii) increase the amount we are allowed to incur in project financing for foreign projects from $30.0 million to $75.0 million.  As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be further reduced by $5.0 million per month from July 31, 2014 to December 31, 2014 to $85.0 million.

On April 30, 2014, we entered into an amendment to the Unsecured Term Loan to extend the maturity date for the first $10.0 million portion from April 30, 2014 to May 30, 2014.  On May 9, 2014, we entered into an amendment and restatement of the credit agreement for the Unsecured Term Loan that provides for a $100.0 million Second Lien Facility, including the $20.0 million outstanding under the Unsecured Term Loan which has been converted from an unsecured term loan to a second lien term loan under the Second Lien Facility.  Both term loans under the Second Lien Facility mature on May 9, 2019, with no scheduled amortization of the term loans prior to maturity.  Interest on the Second Lien Facility is payable on the last day of each calendar month in arrears, beginning on May 30, 2014.  The $20.0 million tranche bears interest at LIBOR (1% floor) plus 6.75% and the $80.0 million tranche bears interest at LIBOR (1% floor) plus 11.75%.  The net proceeds of the Second Lien Facility were used to repay in full the term loan under the Credit Agreement and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement. We expect to record a loss on early extinguishment of debt during the second quarter 2014.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following management's discussion and analysis should be read in conjunction with our historical consolidated financial statements and their accompanying notes included elsewhere in this quarterly report on Form 10-Q, and the consolidated financial statements and their accompanying notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, Business and Properties sections included in our 2013 Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, such as those set forth under Part I, Item 1A, "Risk Factors" included in our 2013 Form 10-K.

Overview

Financial Performance

We generated a loss of $13.1 million, or $0.14 per diluted share, for the three months ended March 31, 2014 compared to a loss of $17.7 million, or $0.19 per diluted share, for the same period of 2013.  During the three months ended March 31, 2014, we generated revenues of $119.1 million compared to revenues of $80.9 million for the same period in 2013.  The improvement in our first quarter 2014 performance from the prior year was primarily due to significantly increased activity in Latin America, increased utilization for the DLB Sea Horizon in Southeast Asia and our cost savings initiatives, partially offset by lower utilization for our U.S. domestic assets.

Market Conditions and Outlook

Internationally, revenues for the first quarter 2014 increased significantly over the first quarter 2013.  Utilization continued to be strong in the markets we serve and bidding remains active.  In Mexico, during 2013 we were awarded four large contracts by Pemex that commenced in the second quarter of 2013.  We expect to complete two of the projects in the second quarter and work on the remaining two projects will continue through the third and fourth quarters 2014.  We generated $76.2 million in revenue in Latin America in the first quarter 2014, of which $65.9 million was generated from Mexico, compared to $13.2 million in the first quarter 2013, all of which was generated from Mexico, and we continue to bid on additional projects in the region. During the first quarter 2014, we also commenced a project in Ecuador that generated revenues of $10.3 million in the quarter and will be completed in the second quarter.  In Australia, two of our three dive support vessels are booked on contracts that we expect will keep them utilized through the remainder of 2014.  In Southeast Asia, the DLB Sea Horizon was fully utilized in the quarter.  In the first quarter 2014, we sold a second portable saturation diving system to a client in China, to whom we had also sold another portable saturation diving system in 2012, and entered into a three-year contract with the client to provide diving personnel and management on both saturation diving systems.  In the North Sea, we won our first air diving project, which should commence in May 2014.  Our international outlook remains positive, as we continue to implement our strategy of increasing our international operations.

We experienced historically consistent seasonal factors that affected our U.S. Gulf of Mexico business during the first quarter 2014.  In the current commodity price environment with abundant natural gas supplies, the timing and amount of our customers' spending on the U.S. Gulf of Mexico OCS are difficult to predict. Moreover, our domestic customer base has significantly changed with numerous sale and purchase transactions occurring over the last several years. Although it is unclear how long the challenging market conditions will continue, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as offshore drilling in the U.S. Gulf of Mexico OCS is improving, with an increased emphasis on oil and condensates. Additionally, the permitting approval environment has improved and we anticipate increases in both new construction and decommissioning and salvage work during 2014.

For the second consecutive year, our international revenues for the first quarter 2014 were more than 50% of consolidated revenues as we continue to implement our strategy to increase our international operations. For the three months ended March 31, 2014, our international revenues were 88% of our consolidated revenues, of which our revenues generated in Latin America were 64% of our consolidated revenues and our revenues from our contracts with Pemex were 53% of our consolidated revenues. The following table shows our consolidated revenue mix for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
International Revenue	88%	73%
Domestic Revenue	12%	27%

Backlog

As of March 31, 2014, our backlog supported by written agreements or contract awards totaled approximately $281.8 million, compared to approximately $248.9 million as of December 31, 2013 and $221.0 million at March 31, 2013.  Of the backlog as of March 31, 2014, 89% is expected to be performed during 2014, with the remainder expected to be performed in 2015 and beyond.  Of the backlog at March 31, 2014, approximately $178.8 million relates to international projects with the remainder relating to projects in the U.S. Gulf of Mexico.  The contracts included in our backlog are cancellable without penalty in most cases.  Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

The following table shows the effective utilization of our vessels during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	Utilization (1)	Utilization (1)
Saturation Diving	55%	50%
Surface and Mixed Gas Diving	26%	22%
Construction Barges	32%	6%
Entire Fleet	35%	24%
________________________
(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

Results of Operations

Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)
Revenues	$119,104	$80,919	$38,185	47%

Revenues for the three months ended March 31, 2014 increased by $38.2 million, or 47%, compared to the same quarter in 2013, due to a 79% increase in international revenues primarily related to significantly higher revenues in Latin America, as well as higher revenues in Southeast Asia compared to the 2013 period.

Gross loss

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)
Gross loss	$(6,219)	$(11,517)	$(5,298)	(46%	)

Gross loss for the three months ended March 31, 2014 improved compared to the first quarter 2013 primarily due to increased activity in Latin America, and for the DLB Sea Horizon in Southeast Asia, and our cost savings initiatives.

General and administrative expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)
General and administrative expenses	$10,027	$11,909	$(1,882)		(16%	)
General and administrative expenses as a percentage of revenues	8%	15%	(7%	)	(47%	)

General and administrative expenses decreased $1.9 million, or 16%, from first quarter 2013 due to the reimbursement of attorney's fees awarded in connection with our collection of an overdue receivable from a customer in China, as well as our cost savings initiatives, including headcount reductions.

Asset Impairment

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)
Asset impairment	$-	$125	$(125)	(100%	)

During the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale at March 31, 2013.

(Gain) loss on sale of assets and other (income) expense, net

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)
(Gain) loss on sale of assets and other	$(1,612)	$20	$1,632	8,160%
Other (income) expense, net	$(194)	$79	$273	346%

During the first quarter 2014, we assigned the lease for a Louisiana dock facility and sold certain leasehold improvements and other assets located at that facility to the assignee for net proceeds of $3.5 million.  We recognized a gain of $0.7 million on the sale.  Also, we sold a portable saturation diving system to a customer in China for $9.3 million and received net proceeds of $3.2 million, representing the initial installment of the purchase price, with the remaining quarterly installment payments to be made through mid-2016.  We recorded a gain on this sale of $0.8 million.  There were no significant asset sales during the first quarter 2013.

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)
Interest expense, net	$5,608	$4,632	$976	21%
Interest expense – adjustment to conversion feature of convertible debt	$-	$63	$(63)	(100%	)

The increase in interest expense, net for the three months ended March 31, 2014 from the same period in 2013 is primarily due to interest on the Unsecured Term Loan and an increase in the average amount outstanding on our revolving credit facility during the first quarter 2014 due to working capital requirements for our projects in Mexico.  This increase was partially offset by the interest awarded on the overdue receivable we collected from a client in China.  Cash paid for interest on our indebtedness was $5.1 million and $4.0 million for the three months ended March 31, 2014 and 2013, respectively.

There was no marked-to-market adjustment of the fair value of our derivative liability during the first quarter 2014, as we obtained stockholder approval to issue the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes at our 2013 Annual Meeting on May 14, 2013.  We now have the ability to settle the conversion feature fully in shares of our common stock, and as a result, after May 14, 2013, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability. During the first quarter 2013, prior to obtaining stockholder approval, we recorded a $0.1 million pre-tax charge for the marked-to-market adjustment of the fair value of our derivative liability related to the conversion feature on our Convertible Notes to interest expense.  The interest expense recorded for the three months ended March 31, 2013 reflects the increase in our stock price from January 1, 2013 through March 31, 2013.

Income tax benefit

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)
Income tax benefit	$(6,897)	$(9,319)	$(2,422)	(26%	)

Our effective tax benefit rate was 34.4% and 32.9% for the three months ended March 31, 2014 and 2013, respectively.  The effective tax benefit rate for the three months ended March 31, 2014 and 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.

Loss attributable to Cal Dive

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	2014 to 2013
	(in thousands, except per share data)		(in thousands, except per share data and %)
Loss attributable to Cal Dive	$(13,051)	$(17,650)	$4,599	26%
Weighted average diluted shares outstanding	95,081	93,732	1,349	1%
Diluted loss per share	$(0.14)	$(0.19)	$0.05	26%

The loss for the three months ended March 31, 2014 decreased from the same period ended March 31, 2013 by $4.6 million, or 26%, and diluted loss per share decreased, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations and growth initiatives. Also, our larger international contracts sometimes require significant working capital.  Our primary sources of liquidity are cash flows from our operations, available cash and cash equivalents and borrowing availability under our revolving credit facility.  We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  We expect to be able to fund our activities for the next 12 months with cash flows generated from our operations, available cash and cash equivalents, project financing, and available borrowings under our revolving credit facility.

Our ability to fund our business activities and achieve our near-term and long-term objectives of increasing our international operations continues to be adversely affected by liquidity constraints caused by the challenging market conditions that we have discussed in our 2013 Form 10-K and the increasing demands on our working capital imposed by the terms of the contracts typical of the international markets in which we operate.  Currently we rely on our revolving credit facility, together with our Unsecured Term Loan, to fund a significant portion of our working capital needs. If these unfavorable market conditions continued for an extended period, they could have a more direct and adverse impact on our liquidity position, as availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio and our collateral coverage sublimit.

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

At March 31, 2014, we had total debt outstanding of $241.2 million including the principal balance under the secured term loan and revolving credit facility under our Credit Agreement, the principal balance under the Unsecured Term Loan and the principal amount of the Convertible Notes, and we had $3.3 million of cash on hand.  The Convertible Notes are recorded net of a $17.7 million debt discount on the consolidated balance sheet as of March 31, 2014.

On May 9, 2014, we entered into an amendment and restatement of the credit agreement for the Unsecured Term Loan that provides for a $100.0 million Second Lien Facility, including the $20.0 million outstanding under the Unsecured Term Loan which has been converted from an unsecured term loan to a second lien term loan under the Second Lien Facility.  Both term loans under the Second Lien Facility mature on May 9, 2019, with no scheduled amortization of the term loans prior to maturity.  Interest on the Second Lien Facility is payable on the last day of each calendar month in arrears, beginning on May 30, 2014.  The $20.0 million tranche bears interest at LIBOR (1% floor) plus 6.75% and the $80.0 million tranche bears interest at LIBOR (1% floor) plus 11.75%.  The net proceeds of the Second Lien Facility were used to repay in full the term loan under the Credit Agreement and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement.  Following the amendment and extension of the Unsecured Term Loan in connection with the Second Lien Facility, we have no significant debt maturing in 2014.

Senior Secured Credit Facility

At March 31, 2014, we had a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest term loan and a variable-interest $125.0 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016.  At March 31, 2014, we had outstanding term loan debt of $29.7 million, including current maturities.  Based on this remaining balance and assuming no additional prepayments, the quarterly principal payments on the balance of the term loan are $1.0 million until a final payment on the term loan of approximately $21.7 million becomes due at maturity on April 26, 2016.  Pursuant to the terms of the Credit Agreement, the required quarterly principal payments may be reduced based on the pro-rata prepayment of the term loan.  We may prepay all or any portion of the outstanding balance of the term loan without prepayment penalty.  We repaid the term loan in full in May 2014 from the proceeds of the Second Lien Facility.

Additionally, at March 31, 2014, we had $105.3 million borrowed and $0.3 million of letters of credit issued and outstanding under our revolving credit facility.  At March 31, 2014, we had $19.4 million of borrowing capacity under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to EBITDA) ratio covenant at each quarter end and by our collateral coverage sublimit.  However, our revolver is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  We may borrow from or repay the revolving credit facility as business needs merit.

Effective March 7, 2014, we amended the Credit Agreement to among other things: (i) allow us to incur second lien debt in an aggregate principal amount not to exceed $150.0 million, so long as (a) any such second lien debt matures at least 12 months after expiration of the Credit Agreement, (b) such second lien debt is not required to be prepaid prior to its stated maturity, and (c) all of the net proceeds of such second lien debt are used to repay in full the Unsecured Term Loan and the term loan under the Credit Agreement, and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement; (ii) exclude the secured indebtedness evidenced by any such second lien debt from the calculation of the consolidated leverage ratio; (iii) increase the consolidated leverage ratio covenant from 3.75x to 4.25x for the fiscal quarter ended December 31, 2013, and then reduce the covenant to 3.00x for the fiscal quarter ending March 31, 2014 and thereafter; (iv) reduce the fixed charge coverage ratio covenant from 1.25 to 1 to 1.10 to 1 for the fiscal quarter ended December 31, 2013; (v) allow for certain asset sale proceeds to offset maintenance capital expenditures in the calculation of the fixed charge coverage ratio covenant; and (vi) allow us to incur up to $30.0 million in project financing for foreign projects. As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be reduced by $5.0 million per month from May 31, 2014 to July 31, 2014, to $110.0 million.

Effective May 9, 2014, we further amended our Credit Agreement to among other things: (i) reduce the aggregate principal amount of second lien debt we may incur to $100.0 million; (ii) give pro forma effect to the second lien debt in calculating the consolidated leverage ratio covenant for the fiscal quarter ended March 31, 2014; and (iii) increase the amount we are allowed to incur in project financing for foreign projects from $30.0 million to $75.0 million.  As part of the amendment, the size of the revolving credit facility under the Credit Agreement will be further reduced by $5.0 million per month from July 31, 2014 to December 31, 2014 to $85.0 million.

Based on the calculations for the period ended March 31, 2014, we were in compliance with all debt covenants under our Credit Agreement.

Convertible Notes

We have $86.25 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017. The carrying value of the Convertible Notes on our consolidated balance sheet is net of a debt discount that is amortized through interest expense using the effective interest method through maturity of the Convertible Notes. The initial amount of the debt discount at the time of the issuance of the Convertible Notes was $24.6 million and the effective interest rate used to amortize the debt discount is 13.3%. The debt discount as of March 31, 2014 was $17.7 million.

We may not redeem the Convertible Notes prior to the maturity date. Prior to April 15, 2017, holders may convert their Convertible Notes only under the following circumstances:  (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Convertible Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Convertible Notes at any time. Upon conversion of a Convertible Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock). Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture.  As of March 31, 2014, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met.  Our intent is to repay the principal amount of the Convertible Notes in cash and the conversion feature in shares of our common stock.

At our 2013 Annual Meeting on May 14, 2013, we obtained stockholder approval to enable the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with a financial institution providing for the $20.0 million Unsecured Term Loan. At March 31, 2014, the full $20.0 million was outstanding under the Unsecured Term Loan. The Unsecured Term Loan matures in two portions of $10.0 million.  Effective December 31, 2013, we amended the Unsecured Term Loan to extend the maturity date for the first portion from January 2, 2014 to April 30, 2014. Effective April 30, 2014, we further amended the Unsecured Term Loan to extend the maturity date for the first portion from April 30, 2014 to May 30, 2014. The second portion matures on June 26, 2015. The interest rate on the Unsecured Term Loan is 13.5% per annum, payable on the first day of each calendar quarter in arrears, beginning October 1, 2013. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico.  The Unsecured Term Loan was amended and extended in May 2014 in connection with the Second Lien Facility.

Capital Expenditures

During the quarter ended March 31, 2014, we incurred $3.2 million for equipment purchases, improvements and replacements and $0.6 million for regulatory drydock costs.  For the remainder of 2014, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $13.2 million, primarily related to maintenance such as regulatory drydock costs.  Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices and industry capacity.  We currently anticipate funding our 2014 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuances and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions.  The following is a discussion of our cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(40,245)	$3,519
Investing activities	2,858	(1,081)
Financing activities	28,489	297
Effect of exchange rate changes on cash and cash equivalents	7	(28)
Net increase (decrease) in cash and cash equivalents	$(8,891)	$2,707

Operating Activities.  Net cash used in operating activities totaled $40.2 million for the three months ended March 31, 2014 compared to net cash provided by operating activities of $3.5 million for the three months ended March 31, 2013.  The cash used in operations for the first quarter 2014 was primarily related to our continued progress on the four projects in Mexico, and our loss recorded for the quarter adjusted for non-cash items.  Our contracts for our projects in Mexico for Pemex contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones.  As we execute the work and meet the milestones, we will invoice and collect the amounts due for our work.  Net cash provided by operations for the first quarter 2013 was primarily due to the receipt of a $7.1 million tax refund related to the 2012 tax year offset by our first quarter loss adjusted for non-cash items, such as depreciation and amortization and stock-based compensation, as well as changes in working capital.

Investing Activities.  Net cash provided by investing activities was $2.9 million for the three months ended March 31, 2014 compared to net cash used in investing activities of $1.1 million for the three months ended March 31, 2013.  During the three months ended March 31, 2014 and 2013, cash paid for capital expenditures was $4.7 million and $1.1 million, respectively.  Cash generated from the sale of property and equipment was $7.6 million in the first quarter 2014 primarily from the assignment of a lease for a Louisiana dock facility and the sale of certain leasehold improvements and other assets located at the facility and the sale of a portable saturation diving system.  There were no significant asset sales during the first quarter 2013.

Financing Activities.  Net cash provided by financing activities was $28.5 million for the three months ended March 31, 2014 compared to net cash provided of $0.3 million for the three months ended March 31, 2013.  During the first quarter 2014, we made principal payments of $1.0 million under our secured term loan and had net borrowings of $30.0 million under our revolving credit facility under our Credit Agreement.  During the first quarter 2013, we made principal payments of $0.6 million under our term loan and had net borrowings of $0.9 million under our revolving credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2 to our consolidated financial statements contained in our 2013 Form 10-K.

Critical Accounting Estimates and Policies

Our accounting policies are described in the notes to our audited consolidated financial statements included in our 2013 Form 10-K. We prepare our financial statements in conformity with GAAP. Our results of operations and financial condition, as reflected in our financial statements and related notes, are subject to management's evaluation and interpretation of business conditions, changing capital market conditions and other factors that could affect the ongoing viability of our business and our customers. We believe the most critical accounting policies in this regard are those described in our 2013 Form 10-K. While these issues require us to make judgments that are somewhat subjective, they are generally based on a significant amount of historical data and current market data.  There have been no material changes or developments in authoritative accounting pronouncements or in our evaluation of the accounting estimates and the underlying assumptions or methodologies that we believe to be critical accounting policies and estimates as disclosed in our 2013 Form 10-K.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities.  Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions.  The types of market risks to which we are exposed are credit risk, interest rate risk, foreign currency exchange rate risk and equity price risk.  There have been no material changes in our market risk during the three months ended March 31, 2014 from those reported under Part II, Item 7A of our 2013 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, any forward-looking statements contained herein are not guarantees of our future performance and our actual results may differ materially from those anticipated, projected or assumed in these forward-looking statements.  Important factors that could cause actual results to differ materially from our expectations include: our significant indebtedness and constraints on our liquidity, current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry including pricing pressure, the risks of cost overruns on fixed price contracts, the uncertainties inherent in competitive bidding for work, the operational risks inherent in our business, risks associated with our increasing presence internationally and other risks detailed in Part I, Item 1A "Risk Factors" of our 2013 Form 10-K.  Accordingly, we give no assurance that any of the events anticipated by the forward-looking statements will transpire or occur, nor what impact, if any, they may have on our results of operations or financial condition.  Forward-looking statements speak only as of the date of this quarterly report, and, except for our ongoing obligations under the federal securities laws, we do not intend to update and undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.        Risk Factors.

There have been no material changes during the three months ended March 31, 2014 to the risk factors previously disclosed in our 2013 Form 10-K.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the first quarter of 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 to January 31, 2014	1,257	$1.83	—	N/A
February 1 to February 28, 2014	—	—	—	N/A
March 1 to March 31, 2014	—	—	—	N/A
	1,257	$1.83	—	N/A
________________________
(1)	Represents shares surrendered to us by employees in order to satisfy tax withholding obligations upon vesting of restricted stock.

Item 6.             Exhibits

Exhibits filed as part of this quarterly report are listed in the Exhibit Index.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAL DIVE INTERNATIONAL, INC.

Date: May 9, 2014	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer

Date: May 9, 2014	By:	/s/ Brent D. Smith
Brent D. Smith Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX
Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Cal Dive International, Inc.		10-Q	001-33206	8/8/13
3.2	Composite Bylaws of Cal Dive International, Inc.		10-Q	001-33206	11/7/13
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture, dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	001-33206	7/18/12
4.3
First Supplemental Indenture dated as of April 26, 2013, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-Q	001-33206	8/8/13
10.1
Amendment No. 7 to Credit Agreement dated as of March 7, 2014, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
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
________________________
· Furnished herewith.