Form 10-Q
period 2014-06-30
Cal Dive International, Inc.
filed 2014-08-11
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 8, 2014, the registrant had 98,597,089 shares of common stock issued and outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to "us," "we," "our," "ours," "the Company" or "CDI," we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	June 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$2,583	$12,190
Accounts receivable:
Trade, net of allowance for doubtful accounts of $9,508 and $0, respectively	60,633	55,409
Contracts in progress	138,621	125,121
Income tax receivable	59	-
Deferred income taxes	-	52
Other current assets	23,949	37,271
Total current assets	225,845	230,043

Property and equipment	654,920	690,749
Less - Accumulated depreciation	(302,192)	(302,169)
Net property and equipment	352,728	388,580

Deferred drydock costs, net	17,634	23,497
Other assets, net	14,895	8,562
Total assets	$611,102	$650,682

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$93,081	$114,663
Advanced billings on contracts	1,358	172
Accrued liabilities	20,480	29,284
Income tax payable	8,387	3,886
Current maturities of long-term debt	247,298	13,989
Deferred income taxes	1,715	-
Total current liabilities	372,319	161,994

Long-term debt	-	179,464
Deferred income taxes	29,311	58,784
Other long-term liabilities	7,519	8,423
Total liabilities	409,149	408,665

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 98,492 and 97,436 shares issued and outstanding, respectively	985	975
Capital in excess of par	439,830	437,455
Accumulated other comprehensive loss	(764)	(666)
Retained deficit	(232,802)	(190,677)
Equity attributable to Cal Dive	207,249	247,087
Noncontrolling interest	(5,296)	(5,070)
Total equity	201,953	242,017
Total liabilities and equity	$611,102	$650,682

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$121,689	$120,986	$240,793	$201,905
Cost of sales	139,120	118,356	264,443	210,792
Gross profit (loss)	(17,431)	2,630	(23,650)	(8,887)
General and administrative expenses	11,581	10,802	21,608	22,711
Provision for doubtful accounts	9,508	-	9,508	-
Asset impairment	1,947	-	1,947	125
(Gain) on sale of assets, net	(7,305)	(3,143)	(8,917)	(3,123)
Operating loss	(33,162)	(5,029)	(47,796)	(28,600)
Interest expense, net	7,977	4,630	13,585	9,262
Interest expense – adjustment to conversion feature of convertible debt	-	(6,425)	-	(6,362)
Loss on early extinguishment of debt	4,652	-	4,652	-
Other expense, net	414	376	220	455
Loss before income taxes	(46,205)	(3,610)	(66,253)	(31,955)
Income tax benefit	(17,004)	(1,372)	(23,901)	(10,691)
Net loss	$(29,201)	$(2,238)	$(42,352)	$(21,264)
Loss attributable to noncontrolling interest	(126)	(570)	(226)	(1,946)
Loss attributable to Cal Dive	$(29,075)	$(1,668)	$(42,126)	$(19,318)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.31)	$(0.02)	$(0.44)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	95,242	93,748	95,108	93,808

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(29,201)	$(2,238)	$(42,352)	$(21,264)
Other comprehensive income (loss):
Foreign currency translation adjustment	69	(1,747)	(106)	(2,021)
Unrealized gain from cash flow hedge, (net of tax of $0, $14, $7 and $20, respectively)	-	25	8	38
Total other comprehensive income (loss)	69	(1,722)	(98)	(1,983)
Comprehensive loss	(29,132)	(3,960)	(42,450)	(23,247)
Comprehensive loss attributable to noncontrolling interest	(126)	(570)	(226)	(1,946)
Comprehensive loss attributable to Cal Dive	$(29,006)	$(3,390)	$(42,224)	$(21,301)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(42,352)	$(21,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,257	27,811
Stock compensation expense	2,427	2,854
Deferred income tax benefit	(29,473)	(18,585)
(Gain) on sale of assets, net	(8,917)	(3,123)
Provision for doubtful accounts	9,508	-
Amortization of debt discount and deferred financing costs	3,519	3,781
Loss on early extinguishment of debt	4,652	-
Asset impairment	1,947	125
Mark-to-market adjustment of debt conversion feature	-	(6,362)
Changes in operating assets and liabilities:
Accounts receivable, net	(27,711)	(847)
Income tax receivable and payable, net	4,443	13,063
Other current assets	10,487	(6,737)
Deferred drydock costs	(5,312)	(5,558)
Accounts payable and accrued liabilities	(27,314)	(30,475)
Other noncurrent assets and liabilities, net	(634)	(575)
Net cash used in operating activities	(76,473)	(45,892)

Cash Flows From Investing Activities:
Additions to property and equipment	(6,376)	(1,463)
Proceeds from sales of property and equipment	26,863	7,832
Net cash provided by investing activities	20,487	6,369

Cash Flows From Financing Activities:
Repayments on secured term loan	(30,659)	(9,400)
Borrowings under unsecured term loan	-	20,000
Borrowings under second lien secured term loan	80,000	-
Draws on revolving credit facility	116,639	160,800
Repayments on revolving credit facility	(114,339)	(130,700)
Payment of deferred financing costs	(5,272)	(737)
Net cash provided by financing activities	46,369	39,963

Effect of exchange rate changes on cash and cash equivalents	10	(315)
Net increase (decrease) in cash and cash equivalents	(9,607)	125
Cash and cash equivalents, beginning of period	12,190	8,343
Cash and cash equivalents, end of period	$2,583	$8,468

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

Our global footprint encompasses operations on the Gulf of Mexico Outer Continental Shelf (or "OCS"), and in the Northeastern U.S., Latin America, Southeast Asia, China, Australia, West Africa, the Middle East and Europe.  We own a diversified fleet of dive support vessels and construction barges.

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

Subsequent Events

We conducted our subsequent events review through the date these interim consolidated financial statements were issued with the SEC.  See note 12 for a discussion of subsequent events, including constraints on our liquidity due to our second quarter results, waivers by our lenders of our non-compliance of certain financial covenants, and a refinancing of our revolving credit facility.

Seasonality

Marine operations are typically seasonal and depend, in part, on weather conditions.  Historically, we have experienced our lowest vessel utilization rates during the winter and early spring, when weather conditions are least favorable for offshore exploration, development and construction activities.

Significant Accounting Policies and Estimates

There have been no material changes or developments to the significant accounting policies discussed in our 2013 Form 10-K or new accounting pronouncements issued or adopted significantly affecting our financial statements, other than the following:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contract with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and must be adopted using either a full retrospective method or a modified retrospective method. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

2.            Details of Certain Accounts

Included in accounts receivable at December 31, 2013 is $5.2 million owed from a customer in China which was overdue but could not be collected timely due to our customer's involvement in certain customs issues with a local government. In 2012 we won an arbitration award of the entire amount due and obtained an order of a Hong Kong court permitting us to enforce the arbitration award as a judgment of the court. We collected the full amount of the receivable plus attorney's fees and interest of $2.0 million in early April 2014.

Also included in accounts receivable at June 30, 2014 and December 31, 2013 is $5.5 million owed from a customer in Indonesia for work that we successfully completed. The customer has acknowledged the amount is due but has continually delayed payment. Our receivable is secured by a guarantee by the customer's parent company and we have commenced arbitration proceedings against both our customer and its parent company to enforce our rights under the terms of the contract. We believe that we will ultimately collect this receivable from either our customer or its parent company.

Also included in accounts receivable at June 30, 2014 and December 31, 2013 is $9.5 million and $6.8 million, respectively, owed from a contractor in Mexico under a two-year bareboat charter of the DSV Kestrel that commenced during the fourth quarter 2012. In July 2014 we were notified that bankruptcy proceedings had been commenced against the contractor in Mexico. We are listed as a creditor in the bankruptcy proceedings and are working with the administrator of the contractor on a termination of the bareboat charter and a redelivery of the vessel to us, reserving all of our rights under the charter.  We have reserved the full amount unpaid to us by the contractor under the charter through June 30, 2014.

Included in contracts in progress at June 30, 2014 and December 31, 2013 is $97.8 million and $99.2 million, respectively, relating to our four projects in Mexico for Pemex.  These contracts contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones, creating a significant delay between our performance of the work and our ability to invoice and collect payment.  One of these projects was completed during the second quarter 2014 and we estimate the second project is approximately 98% complete.  The remaining two projects have been temporarily suspended by Pemex as it waits for platforms to be installed by other contractors.  These suspensions have impeded our ability to meet the milestones on these two projects, and, as a consequence, invoice and collect payment for the work we have completed.  This has resulted in significant constraints on our liquidity.  Once each of these platforms is installed, we will complete our remaining scopes of work and will invoice and receive payment for our work.  Based on Pemex's current project schedule, we expect to complete these two projects in the fourth quarter of 2014.

Other current assets consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Insurance claims to be reimbursed	$-	$22
Prepaid job costs (1)	4,992	9,368
Prepaid insurance	12	3,166
Prepaid other	3,227	1,286
VAT receivable	2,624	7,578
Other receivables (2)	4,818	3,633
Assets held for sale (3)	7,782	11,068
Supplies and spare parts inventory	485	1,148
Other	9	2
	$23,949	$37,271
________________________
(1)	Prepaid job costs primarily relate to our projects in Mexico.

(2)	Includes the current portion of a note receivable related to the sale of a portable saturation diving system during the first quarter 2014 to a customer in China. We monitor the credit worthiness of the buyer and have remedies under the note receivable, including lien rights.

(3)	The amount recorded in assets held for sale at June 30, 2014 includes three portable saturation diving systems, one facility located in Louisiana and other miscellaneous equipment no longer used in our operations. The amount recorded in assets held for sale at December 31, 2013 includes three dive support vessels, one construction barge, three portable saturation diving systems and one facility located in Louisiana. During the first quarter 2014, we completed the sale of one of the dive support vessels and the construction barge, and during the second quarter 2014 we completed the sale of the other two dive support vessels. We expect to sell the remaining assets over the next 12 months and have engaged brokers to assist in facilitating these divestitures.

Other long-term assets, net, consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Intangible assets with finite lives, net	$31	$66
Deferred financing costs, net	6,969	7,664
Non-current notes receivables	2,683	-
Equity investments(1)	2,430	67
Long-term tax receivable	1,688	-
Equipment deposits and other	1,094	765
	$14,895	$8,562
________________________
(1)	Primarily represents the value of our 19.9% equity interest in the entity that bought our U.S. Gulf of Mexico shallow water surface diving fleet during the second quarter 2014. See note 5.

Accrued liabilities consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Accrued payroll and related benefits	$4,502	$6,181
Unearned revenue	-	60
Insurance claims to be reimbursed	-	22
Self-insurance reserves	6,582	5,807
Accrued taxes other than income	4,983	10,164
Accrued interest	2,950	3,342
Financed insurance premium	8	2,379
Other	1,455	1,329
	$20,480	$29,284

Other long-term liabilities consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Uncertain tax position liabilities	$6,102	$6,329
Other	1,417	2,094
	$7,519	$8,423

3.	Indebtedness

Indebtedness consisted of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Revolving credit loans due 2016	$77,600	$75,300
Secured term loan	-	30,658
Unsecured term loan	-	20,000
Second lien secured term loans due 2019	100,000	-
Convertible notes due 2017, net of unamortized discount of $16,552 and $18,755, respectively	69,698	67,495
Total debt	247,298	193,453
Less current portion	(247,298)	(13,989)
Long-term debt (1)	$-	$179,464
_________________
(1)	Under the terms of certain waivers of our non-compliance as of June 30, 2014 of financial covenants under our loan facilities, we are required to refinance the revolving credit loans due 2016 by September 30, 2014. Because of this requirement and certain cross default provisions contained in our loan facilities, all of our indebtedness has been reflected as current on our balance sheet. We have received financing proposals in the form of preliminary commitment letters from four lenders providing for the refinancing, which we expect to close during the third quarter 2014. Upon completion of the refinancing and related amendments to our financial covenants, we expect that our indebtedness will be reclassified to long-term debt on our balance sheet. See below and note 12.

Senior Secured Credit Facility

At June 30, 2014, we had a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest $115.0 million revolving credit facility (the "Credit Agreement").   Prior to May 9, 2014, the Credit Facility also provided for a variable-interest term loan, under which $29.7 million was outstanding.  On May 9, 2014, we repaid the term loan in full with the proceeds of the Second Lien Facility discussed below.  At June 30, 2014, we had $77.6 million borrowed and $2.5 million of letters of credit issued and outstanding under our revolving credit facility.  At June 30, 2014 we had $34.9 million of borrowing capacity under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant (the "Leverage Covenant") at each quarter end and by our collateral coverage sublimit.  We may borrow from or repay the revolving portion of our Credit Agreement as business needs merit. Amounts borrowed under the Credit Agreement bear interest at a rate per annum of, depending on the type of loan: (i) LIBOR plus the applicable margin or  (ii) the higher of (x) Bank of America's prime rate, (y) the Federal Funds rate plus 0.5% or (z) one-month LIBOR plus 1.0%, plus the applicable margin.  The applicable margin for LIBOR loans ranges from 5.50% to 7.25%, and the applicable margin for all other loans ranges from 4.50% to 6.25%, depending upon our consolidated leverage ratio as defined in the Credit Facility.

Effective May 9, 2014, we entered into Amendment No. 8 ("Amendment No. 8") to our Credit Agreement to among other things: (i) reduce the aggregate principal amount of second lien debt that we may incur to $100.0 million; (ii) give pro forma effect to the second lien debt in calculating the Leverage Covenant for the fiscal quarter ended March 31, 2014; and (iii) increase the amount we are allowed to incur in project financing for foreign projects from $30.0 million to $75.0 million.  Amendment No. 8 also required the size of the revolving credit facility under the Credit Agreement to be reduced by $5.0 million per month from May 31, 2014 to December 31, 2014 until reduced to $85.0 million.

In July and August 2014, we obtained waivers (the "Credit Agreement Waivers") of our non-compliance at June 30, 2014 of: (i) the consolidated fixed charge coverage ratio covenant (the "FCCR Covenant"), (ii) the Leverage Covenant, and (iii) the consolidated EBITDA covenant (the "EBITDA Covenant" and collectively with the FCCR Covenant and the Leverage Covenant, the "Credit Agreement Financial Covenants") under the Credit Agreement through September 30, 2014, provided we refinance our Credit Agreement with a new group of lenders by September 30, 2014, and deliver a commitment letter for such refinancing by August 27, 2014.  If we fail to deliver the commitment letter by August 27, 2014, the waiver will expire on September 2, 2014.  See note 12.

The credit facility is secured by vessel mortgages on all of our domestically owned vessels, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with a financial institution providing for a $20.0 million unsecured term loan (the "Unsecured Term Loan").  The Unsecured Term Loan consisted of two tranches of $10.0 million.  Effective December 31, 2013, we amended the Unsecured Term Loan to extend the maturity date for the first tranche from January 2, 2014 to April 30, 2014, and effective April 30, 2014, we further amended the Unsecured Term Loan to extend the maturity date for the first tranche from April 30, 2014 to May 30, 2014. The second tranche was scheduled to mature on June 26, 2015 and the interest rate on the Unsecured Term Loan was 13.5% per annum, payable on the first day of each calendar quarter in arrears. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico. On May 9, 2014, the Unsecured Term Loan was converted from an unsecured term loan to a second lien term loan under the Second Lien Facility discussed below.

Senior Secured Second Lien Term Loan Facility

On May 9, 2014, we entered into an amendment and restatement of the credit agreement for the Unsecured Term Loan that provided for a $100.0 million Senior Secured Second Lien Term Loan Facility (the "Second Lien Facility") maturing in 2019. The $20.0 million Unsecured Term Loan was converted from an unsecured term loan to a second lien term loan of equivalent amount, constituting the first tranche under the Second Lien Facility. A second tranche consisting of an $80.0 million second lien term loan under the Second Lien Facility was funded at closing.  The net proceeds of the Second Lien Facility of $76.0 million (after deducting transaction fees and expenses) were used to repay in full the term loan under the Credit Agreement and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement.

Both tranches of the term loan under the Second Lien Facility mature on May 9, 2019, with no scheduled amortization of the term loans prior to maturity. Interest on the Second Lien Facility is payable on the last day of each calendar month in arrears.  The interest rate per annum for the Second Lien Facility is, depending on the type of loan: (i) LIBOR (1% floor) plus the applicable margin or (ii) the higher of (x) a prime rate defined in the Second Lien Facility, (y) the Federal Funds rate plus 0.5% or (z) one-month LIBOR plus 1.0% plus the applicable margin. The applicable margin on the $20.0 million tranche for LIBOR loans ranges from 6.75% to 8.0%, and the applicable margin for all other loans ranges from 5.75% to 7.0%. The applicable margin on the $80.0 million tranche for LIBOR loans ranges from 11.75% to 13.0%, and the applicable margin for all other loans ranges from 10.75% to 12.0%, depending upon our consolidated leverage ratio as defined in the Second Lien Facility.

The Second Lien Facility contains representations and affirmative covenants similar to those in the Credit Agreement.  The Second Lien Facility requires that we meet certain financial covenants, including a minimum fixed charge coverage ratio of 1.0x (the "Second Lien FCCR Covenant"), minimum trailing twelve month EBITDA of $30.0 million (the "Second Lien EBITDA Covenant"), and a consolidated secured leverage ratio (the "Second Lien Leverage Covenant", and collectively with the Second Lien FCCR Covenant and the Second Lien EBITDA Covenant, the "Second Lien Financial Covenants") of no more than 5.25x for the quarter ended June 30, 2014, reducing to 5.00x for the quarter ending September 30, 2014, and 4.75x for the quarter ending December 31, 2014.  The ratio is further reduced to 4.50x for the quarters ending March 31 and June 30, 2015, and to 4.25x for the quarters ending September 30 and December 31, 2015, and to 4.00x thereafter. The Second Lien Leverage Covenant excludes any third party project financing for foreign projects we may obtain up to $75.0 million.

The Second Lien Facility also contains certain negative covenants, including, restrictions or limits on (i) liens; (ii) investments; (iii) indebtedness; (iv) dispositions; and (v) capital expenditures, all similar to those contained in the Credit Agreement.

The Second Lien Facility is secured, on a second priority basis, by vessel mortgages on all of our domestically owned vessels, a pledge of all the stock of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all our equipment, inventory, accounts receivable and general tangible assets.

We may not voluntarily prepay the term loans under the Second Lien Facility prior to the second anniversary, and thereafter will be subject to a 3% penalty in the third year and a 1% penalty in the fourth year.  We may repay the term loans at par in the fifth year up to maturity.

The Second Lien Facility contains other terms and conditions, including events of default that we consider reasonable and customary for this type of indebtedness. The events of default include failure to timely pay amounts due under the Second Lien Facility, non-compliance with covenants, failure to pay other outstanding third party debt above a stated threshold, material breaches of representations, insolvency, a change of control and other events of default customary for this type of indebtedness (subject to applicable notice and cure periods for some defaults). We may be subject to additional interest of 2.0% during a period of default. During the existence of any uncured events of default, the lenders under the Second Lien Facility have the right to declare the outstanding amounts immediately due and payable. The Second Lien Facility also contains cross-default provisions relating to the covenants in the Credit Agreement.

In July and August 2014, we obtained waivers (the "Second Lien Facility Waivers") of our non-compliance at June 30, 2014 of the Second Lien Financial Covenants through September 30, 2014, provided we refinance our Credit Agreement with a new group of lenders by September 30, 2014, and deliver a commitment letter for such refinancing by August 27, 2014.  If we fail to deliver the commitment letter by August 27, 2014, the waiver will expire on September 2, 2014. See note 12.

Loss on early extinguishment of debt

In connection with entering into the Second Lien Facility on May 9, 2014, we recorded a $4.7 million loss on early extinguishment of debt related to the repayment of the secured term loan under the Credit Agreement as well as the reduction of the capacity of the revolving credit facility under the Credit Agreement. The loss consisted of the write-off of the unamortized portion of certain deferred financing costs and transaction fees.

Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% convertible senior notes due 2017 (the "Convertible Notes").  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses. We used all of the net proceeds to repay a substantial portion of the then outstanding term loan under our Credit Agreement. In connection with the issuance of the Convertible Notes, we paid and capitalized approximately $3.5 million of loan fees which is being amortized to interest expense over the term of the Convertible Notes.

The Convertible Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017. The Convertible Notes are our general unsecured and unsubordinated obligations, and are guaranteed by all of our wholly-owned domestic subsidiaries. The Convertible Notes rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes, rank equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated, and are effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to all existing and future indebtedness and liabilities of our subsidiaries. The Convertible Notes are governed by an indenture, as supplemented, dated July 18, 2012 with The Bank of New York Mellon Trust Company, N.A., as trustee.

We may not redeem the Convertible Notes prior to the maturity date. Prior to April 15, 2017, holders may convert their Convertible Notes only under the following circumstances: (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Convertible Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events.  On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Convertible Notes at any time with settlement of all Convertible Notes converted during the period occurring on July 15, 2017. Upon conversion of a Convertible Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock). Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest. Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture. As of June 30, 2014, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met.

Neither the Convertible Notes nor the shares of our common stock, if any, issuable upon conversion of the Convertible Notes have been registered under the Securities Act or the securities laws of any other jurisdiction. We do not intend to file a shelf registration statement for the resale of the Convertible Notes or the shares, if any, issuable upon conversion of the Convertible Notes. We are required, however, to pay additional interest under specified circumstances if the Convertible Notes are no longer freely tradable by holders other than our affiliates.

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

Prior to obtaining stockholder approval, we determined that the conversion feature of the Convertible Notes did not meet the criteria for equity classification based on the settlement terms of the Convertible Notes. As a result, from the time of issuance to May 14, 2013, the conversion feature was recognized as a derivative liability and presented under long-term debt in the accompanying consolidated balance sheet, with offsetting changes in the fair value recognized as interest expense in the consolidated statement of operations. The initial value allocated to this derivative liability was $24.6 million of the $86.25 million principal amount of the Convertible Notes, which also represented the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Convertible Notes is 13.3%. Now that we have the ability to settle the conversion feature fully in shares of our common stock, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability. The mark-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million. Since the original date of issuance, we recorded an $8.5 million adjustment, as a reduction of interest expense for the change in fair value of the derivative liability. As of May 14, 2013, the conversion feature's cumulative value of $16.1 million was reclassified to capital in excess of par within equity and will no longer be subject to a mark-to-market adjustment through earnings. The deferred tax liability and its tax basis at the date of issuance (July 18, 2012) was also reclassified to capital in excess of par within equity.

The Second Lien Facility limits our ability to settle the Convertible Notes in cash; therefore, it is our expectation that we will settle the principal portion of the Convertible Notes and the conversion feature in shares of our common stock.  We will use the as if converted method in calculating the diluted earnings per share effect for the number of shares necessary to settle the Convertible Notes.  This may cause a significant increase in the number of shares used in calculating diluted earnings per share.  The Convertible Notes were anti-dilutive for the three and six months ended June 30, 2014.

4.	Derivative Instruments and Fair Value Measurements

Conversion Feature of Convertible Debt

At the time of issuance of the Convertible Notes, we recognized a derivative liability for their embedded conversion feature, as the Convertible Notes did not meet the criteria for equity classification based on their settlement terms. The initial value allocated to the derivative liability at issuance of the Convertible Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability were recognized in earnings.  On May 14, 2013, we obtained stockholder approval enabling the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes. As of that date, the embedded conversion feature was no longer required to be separately valued and accounted for as a derivative liability and was reclassified to capital in excess of par within equity. The mark-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million.  The estimated fair value of the derivative liability for the conversion feature was computed using a binomial lattice model using Level 3 inputs.  The main inputs and assumptions into the binomial lattice model were our stock price at the date of valuation, expected volatility, credit spreads and the risk-free interest rate.

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

Convertible Debt

The fair value of the Convertible Notes is determined based on similar debt instruments that do not contain a conversion feature. At June 30, 2014, the Convertible Notes were trading at 85.5% of par value based on limited quotations (Level 2 inputs), and include a value associated with the conversion feature of the Convertible Notes. The Convertible Notes had a fair value of $57.1 million at June 30, 2014 and $72.7 million at December 31, 2013.

Measurements on a Non-recurring Basis

For the six months ended June 30, 2014, we recorded a $1.9 million impairment charge relating to certain equipment that had been removed from a construction barge and miscellaneous other equipment not currently being utilized in our operations, using Level 3 inputs based on expected proceeds.  For the six months ended June 30, 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale using Level 3 inputs based on expected proceeds.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the six months ended June 30, 2014 and 2013, respectively.

5.    Dispositions

Effective May 31, 2014, we completed the sale of our U.S. Gulf of Mexico shallow water surface diving fleet to a privately held company for cash of $18.5 million and a 19.9% equity interest in the entity acquiring the assets.  The assets sold are comprised of eight surface dive support vessels and miscellaneous inventory and equipment utilized in our U.S. operations.  The value of the 19.9% equity interest was determined to be $2.4 million based on the fair value of the net assets of the acquiring entity using a market approach based on Level 3 inputs including asset appraisals and applicable fair value discounts.  Management determined to sell these assets as part of our strategic plan to divest non-core assets.  We recorded a gain of $8.2 million during the second quarter of 2014 as a result of the transaction. Net proceeds from the sale were used to repay a portion of our revolving credit facility under our Credit Agreement.  We also entered into a multi-year alliance agreement with the buyer under which the buyer will have the exclusive right to provide any surface diving services we require in the U.S. Gulf of Mexico to support pipelay, decommissioning, platform installation and other integrated services. The assets sold represented less than 5% of the total net book value of our assets, and the transaction is expected to have a minimal impact to our full year 2014 financial results.

6.    Commitments and Contingencies

Self-Insurance Reserves

We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were zero and less than $0.1 million as of June 30, 2014 and December 31, 2013, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

Litigation and Claims

We are involved in various legal proceedings, primarily involving claims for personal injury under the general maritime laws of the United States and the Jones Act as a result of alleged negligence. In addition, we from time to time incur other claims, such as contract disputes, in the normal course of business. Although these matters have the potential for significant additional liability, we believe the outcome of all such matters and proceedings will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

On January 2, 2013, Cary Dale Kelley filed a lawsuit against us under the Fair Labor Standards Act ("FLSA") in the U.S. District Court, Southern District, Texas, Galveston Division, claiming that we failed to pay him and others for all wages due.  The suit was brought as a collective action pursuant to section 216(b) of the FLSA on behalf of current and former hourly offshore personnel employed within the past three years.  We answered the suit on February 4, 2013, denying the claims in their entirety and asserting certain affirmative defenses.  On August 2, 2013, the district court granted plaintiff's motion to preliminarily certify the proposed class, following which notices were mailed to over 1,000 current and former hourly offshore employees advising them of their opportunity to participate in the lawsuit.  Approximately 270 persons submitted consent forms seeking to participate in the case.  Trial has not yet been scheduled and discovery has begun.  At this time, it is highly speculative to accurately predict the likelihood of a liability finding against us or the potential damages that might be awarded in the case of such a finding.  We continue to deny liability and intend to vigorously contest the claims asserted against us.

7.    Income Taxes

As of June 30, 2014 and December 31, 2013 we had $6.1 million and $6.3 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 36.8% and 36.1% for the three and six months ended June 30, 2014, respectively, compared to an effective tax benefit rate of 38.0% and 33.5% for the three and six months ended June 30, 2013, respectively.  The effective tax benefit rate for the six months ended June 30, 2014 and 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  Our income tax benefit rate for the six months ended June 30, 2014 and 2013 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

While we believe our recorded assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and tax litigation is inherently uncertain.  As a result, our assessments involve a series of complex judgments about future events and rely heavily on estimates and assumptions.

8.    Performance Share Units

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

The fair value of the performance share units is re-measured at each reporting period until the awards are settled. At June 30, 2014, the fair value of all awards granted was $1.3 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At June 30, 2014 and December 31, 2013, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.4 million and $1.2 million, respectively.

Stock-based compensation expense (benefit) recognized for the performance share units for the three and six months ended June 30, 2014 was $(0.6) million and $(0.8) million, respectively, and for the three and six months ended June 30, 2013 was $0.3 million and $0.5 million, respectively.  The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore, compensation expense related to the performance share units could vary significantly in future periods.

9.    Loss Per Share

Basic loss per share (or "EPS") is computed by dividing loss attributable to Cal Dive by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock and as if converted method.  The components of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Loss attributable to Cal Dive	$(29,075)	$(1,668)	$(42,126)	$(19,318)

Denominator:
Basic weighted average shares outstanding	95,242	93,748	95,108	93,808
Dilutive outstanding securities (1)	-	-	-	-
Diluted weighted average shares outstanding	95,242	93,748	95,108	93,808

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.31)	$(0.02)	$(0.44)	$(0.21)
________________________

(1)	Approximately 3.3 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive. Additionally, the Convertible Notes are only dilutive to the extent we generate net income.

10.	Variable Interest Entities

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

For the three and six months ended June 30, 2014, the joint venture generated no revenue and recognized a loss of $0.3 million and $0.6 million, respectively.  For the three and six months ended June 30, 2013, the joint venture generated revenues of $0.5 million and $7.6 million, respectively, and recorded a loss of $1.4 million and $4.9 million, respectively.  At June 30, 2014, there were approximately $9.1 million of assets and $21.2 million of liabilities in the joint venture.  There are no restrictions on the use of assets or settlement of liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive directly.

For the three and six months ended June 30, 2014, loss attributable to non-controlling interest was $0.1 million and $0.2 million, respectively, compared to loss attributable to non-controlling interest of $0.6 million and $1.9 million, respectively, for the three and six months ended June 30, 2013.

11.            Business Segment Information

We have one reportable segment, Marine Contracting. We perform a significant portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $91.2 million and $196.3 million for the three and six months ended June 30, 2014, respectively, and $78.2 million and $136.9 million for the three and six months ended June 30, 2013, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters.

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  Thus, the location of our vessels can change from period to period.  Net property and equipment in foreign locations was $221.6 million and $259.8 million at June 30, 2014 and December 31, 2013, respectively.

12. Subsequent Events

The significant deterioration in our financial performance in the second quarter 2014, discussed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, resulted in our failure to comply with the Credit Agreement Financial Covenants and the Second Lien Financial Covenants as of June 30, 2014.

On July 17, July 21 and July 28, 2014, we obtained the Credit Agreement Waivers that waived our non-compliance at June 30, 2014 of the Credit Agreement Financial Covenants through successive dates ending with August 13, 2014. On August 8, 2014 we obtained a fourth Credit Agreement Waiver that waived our non-compliance at June 30, 2014 of the Credit Agreement Financial Covenants through September 30, 2014 provided we refinance the Credit Agreement with a new group of lenders by September 30, 2014 and provide an executed commitment letter for such refinancing by August 27, 2014. If we fail to deliver the commitment letter by August 27, 2014, the waiver will expire on September 2, 2014.

On July 17, July 21 and July 20, 2014, we also obtained the Second Lien Facility Waivers that waived our non-compliance at June 30, 2014 of the Second Lien Financial Covenant through successive dates ending with August 13, 2014.  On August 8, 2014 we obtained a fourth Second Lien Facility Waiver that waived our non-compliance at June 30, 2014 of the Second Lien Facility Financial Covenants through September 30, 2014 provided we refinance the Credit Agreement with a new group of lenders by September 30, 2014 and provide an executed commitment letter for such refinancing by August 27, 2014.  If we fail to deliver the commitment letter by August 27, 2014, the waiver will expire on September 2, 2014.

Both the Credit Agreement Waiver and the Second Lien Facility Waiver dated August 8, 2014 contain certain restrictions on our cash expenditures prior to the earlier of the date we refinance the Credit Agreement and September 30, 2014, and limit the amount we may borrow under the Credit Agreement to $107.94 million until August 31, 2014, when the amount we may borrow is reduced to $105.0 million.

On August 10, 2014, we received financing proposals in the form of preliminary commitment letters from four lenders providing for the refinancing of the Credit Agreement in an amount up to its previous capacity of $125.0 million.  Under the terms of the most recent amendment to the Credit Agreement, the size of that facility was required to be reduced by $5.0 million per month from May 31, 2014 to December 31, 2014 until reduced to $85.0 million.  All four commitment letters are subject to customary closing conditions, and we expect such refinancing to close during the third quarter 2014.

If we are not successful in refinancing the Credit Agreement as required by the August 8, 2014 Credit Agreement Waiver and Second Lien Facility Waiver, we would breach the Credit Agreement, causing an event of default under the Credit Agreement.  In addition, both the Credit Agreement and the Second Lien Facility contain cross default provisions that would be triggered in this event, affording the lenders under both the Credit Agreement and the Second Lien Facility the right to request acceleration of the respective debt under each agreement.  Should either group of lenders vote to accelerate the debt under their respective agreements, the cross default provisions of the Indenture under which the Convertible Notes were issued would also be triggered.

Because of the requirement to refinance the Credit Agreement and these cross default provisions, all of our indebtedness is reflected as current on our balance sheet as of June 30, 2014.  We expect to close the refinancing during the third quarter 2014.  Following the refinancing of our Credit Agreement and related amendments to our financial covenants, we will have no significant debt maturing in 2014 or 2015 and all of our indebtedness will be reclassified to long-term debt on our balance sheet.

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

Overview

Financial Performance

We generated a loss of $29.1 million, or $0.31 per diluted share, for the three months ended June 30, 2014 compared to a loss of $1.7 million, or $0.02 per diluted share, for the same period of 2013. During the three months ended June 30, 2014, we generated revenues of $121.7 million compared to revenues of $121.0 million for the same period in 2013. The decline in our second quarter 2014 financial results from the prior year was primarily the result of the recording of a provision for doubtful accounts related to a receivable for amounts owed to us by a contractor in Mexico that is now subject to bankruptcy proceedings, and unseasonably adverse weather during the quarter causing delays and related cost overruns on two of our projects in Mexico, one of which is now complete and the other of which is nearing completion. We also experienced a delay in the summer work season in the U.S. Gulf of Mexico due to unseasonably adverse weather and customer delays.

We generated a loss of $42.1 million, or $0.44 per diluted share, for the six months ended June 30, 2014 compared to a loss of $19.3 million, or $0.21 per diluted share, for the same period of 2013. During the six months ended June 30, 2014, we generated revenues of $240.8 million compared to revenues of $201.9 million for the same period in 2013. The decline in our first six month 2014 financial results over the same period of 2013 was primarily the result of our second quarter results discussed above.

During the latter half of the second quarter we experienced significant and unseasonably adverse weather that delayed our completion of two of our four Mexico projects. We also experienced cost overruns related to the completion of certain topside hook up and commissioning scopes of work on one of the projects, which increased the loss we recorded on this project in the fourth quarter 2013. We are now 100% complete with this project and estimate we are approximately 98% complete on the second project. The remaining two projects have been temporarily suspended by Pemex as it waits for the platforms to be installed by other contractors. Once the two platforms are installed, we will complete the remaining scopes of work on both projects, which consists of tie in work and topside hook up and commissioning work on one project, and a short pipeline scope of work plus tie in and topside hook up and commissioning work on the second project. Because the delays associated with the remaining two projects have been caused by Pemex, under the terms of the contracts the risk of further weather delays offshore will be borne by Pemex for the remaining scopes of work. Based on Pemex's current project schedule, we expect to complete these two projects in the fourth quarter of 2014. Overall, we estimate that we are approximately 89% complete with the four Mexico projects on a combined basis, and expect that the remaining three projects will be completed profitably at margins we originally anticipated.

The significant deterioration in our financial performance in the second quarter 2014 discussed above resulted in our failure to comply with the Credit Agreement Financial Covenants and the Second Lien Facility Financial Covenants as of June 30, 2014.  See further discussion below under "Liquidity and Capital Resources".

Strategic Initiatives

In mid-May 2014, our Board of Directors authorized management to explore a broad range of strategic alternatives to enhance stockholder value.  We have engaged PricewaterhouseCoopers LLP as our financial advisor to assist with: (i) the evaluation and negotiation of potential refinancing options, (ii) an evaluation of our current capital structure and possible recapitalization of the Company, and (iii) an evaluation and transformation of our cost structure.  Lazard Frères & Co. LLC has also been engaged as our financial advisor to assist with the evaluation of a full range of options in order to strengthen the balance sheet and enhance stockholder value, including: (i) a strategic joint venture or partnership in respect of any of our regional operations worldwide, (ii) a sale of specific assets or divisions, (iii) a merger, acquisition or other strategic transaction involving the Company, or (iv) continuing to execute our business plan. There is no assurance that we will pursue any strategic alternatives that are identified, or that the process will result in any material transaction involving the Company.  We do not intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.

Effective May 31, 2014, we completed the sale of our U.S. Gulf of Mexico shallow water surface diving fleet to a privately held company for cash of $18.5 million and a 19.9% equity interest in the entity acquiring the assets.  The assets sold are comprised of eight surface dive support vessels and miscellaneous inventory and equipment. We recorded a gain of $8.2 million during the second quarter as a result of the transaction. Net proceeds from the sale were used to repay a portion of our revolving credit facility under our Credit Agreement. We also entered into a multi-year alliance agreement with the buyer under which the buyer will have the exclusive right to provide any surface diving services we require in the U.S. Gulf of Mexico to support pipelay, decommissioning, platform installation and other integrated services. This transaction was part of our strategic plan to divest non-core assets, strengthen our balance sheet and pursue opportunities that enhance stockholder value. The assets sold represented less than 5% of the total net book value of our assets, and the transaction is expected to have a minimal impact to our full year 2014 financial results. Due to the timing of the sale, these assets contributed one less month during the second quarter 2014 as compared to the prior year second quarter.

Market Conditions and Outlook

Internationally, revenues for the second quarter 2014 increased 17% over the second quarter 2013, primarily due to our work in Mexico on the four contracts with Pemex awarded in 2013. We completed one of the projects in the second quarter 2014 and expect to complete the second project in the third quarter 2014. Work on the remaining two projects was delayed by Pemex as discussed above, but we expect to complete those projects in fourth quarter of 2014. Because the remaining two project schedules have been delayed by Pemex, the weather risk associated with these two projects will generally be borne by Pemex for the remaining work to be done on these projects. We generated $47.9 million in revenue in Latin America in the second quarter 2014, of which $41.8 million was generated from Mexico, compared to $37.0 million in the second quarter 2013, all of which was generated from Mexico, and we continue to bid on additional projects in the region.

During the second quarter 2014, we completed a project in Ecuador that generated revenues of $6.1 million in the quarter. In Australia, two of our three dive support vessels are booked on contracts that we expect will keep them utilized through the remainder of 2014. In Southeast Asia, we continue to provide diving personnel and management under a three-year contract on two portable saturation diving systems that we sold to a customer in China. In the North Sea, we won our first air diving project, which commenced in the second quarter and was completed in the third quarter and generated revenues of $1.2 million. We commenced a second air diving project in the North Sea during the third quarter 2014. Our international outlook remains positive, as we continue to implement our strategy of increasing our international operations.

Domestically, we experienced unseasonably adverse weather conditions and customer delays that delayed the start of our summer work season and adversely affected our U.S. Gulf of Mexico business during the second quarter 2014. In the current commodity price environment with abundant natural gas supplies, the timing and amount of our customers' spending on the U.S. Gulf of Mexico OCS are difficult to predict. Moreover, our domestic customer base has significantly changed with numerous sale and purchase transactions occurring over the last several years. Although it is unclear how long the challenging market conditions will continue, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as offshore drilling in the U.S. Gulf of Mexico OCS is generally stable, with an increased emphasis on oil and condensates. Additionally, the permitting approval environment has improved and we anticipate increases in both new construction and decommissioning and salvage work during the remainder of 2014.

For the second consecutive year, our international revenues for the second quarter 2014 were more than 50% of consolidated revenues as we continue to implement our strategy to increase our international operations. For the three and six months ended June 30, 2014, our international revenues were 75% and 82%, respectively, of our consolidated revenues, of which our revenues generated in Latin America were 39% and 52%, respectively, of our consolidated revenues and our revenues from our contracts with Pemex were 31% and 42%, respectively, of our consolidated revenues. The following table shows our consolidated revenue mix for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
International revenue	75%	65%	82%	68%
Domestic revenue	25%	35%	18%	32%
	100%	100%	100%	100%

Backlog

As of June 30, 2014, our backlog supported by written agreements or contract awards totaled approximately $233.9 million, compared to approximately $248.9 million as of December 31, 2013 and $400.0 million at June 30, 2013. Of the backlog as of June 30, 2014, 64% is expected to be performed during 2014, with the remainder expected to be performed in 2015 and beyond. Of the backlog at June 30, 2014, approximately $160.8 million relates to international projects with $73.1 million relating to projects in the U.S. Gulf of Mexico. The increase in the backlog relating to domestic projects over domestic backlog at June 30, 2013 of $18.1 million, or 33%, reflects an increase in new construction projects awarded in 2014. The contracts included in our backlog are cancellable without penalty in most cases. Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

A significant portion of our international revenues, particularly in the Southeast Asia, Australia and the North Sea regions, are derived from our provision of diving services without the use of Company-owned vessels. For example, we provide surface diving services from third party vessels or structures, and we provide saturation diving services from our portable saturation diving systems placed on chartered vessels, the customer's vessel or other third party vessels, and in some cases from a third party portable saturation diving system. In addition, certain of our projects in Mexico are being performed with a combination of our owned vessels and third party chartered vessels.  As a result, we may realize additional revenues in these international regions that will not be reflected in our utilization rates.

The following table shows the effective utilization of our vessels during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	Utilization(1)	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	51%	65%	53%	57%
Surface and Mixed Gas Diving(2)	29%	48%	27%	35%
Construction Barges	36%	18%	34%	12%
Entire Fleet	38%	43%	36%	33%

(1)
Effective vessel utilization is calculated by dividing the total number of days the vessels generated revenues by the total number of days the vessels were available for operation in each period, including those temporarily removed from service, but excluding vessels permanently removed from service or while in drydock.

(2)
We sold eight domestic surface dive support vessels effective May 31, 2014; accordingly utilization for the 2014 periods is calculated only through that date for those vessels. We continue to operate three surface dive support vessels in Australia.

Results of Operations

Revenues

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Revenues	$121,689	$120,986	$703	0.6%	$240,793	$201,905	$38,888	19.3%

Revenues for the three months ended June 30, 2014 increased by $0.7 million, or 0.6%, compared to the same quarter in 2013, due to a 17% increase in international revenues primarily related to higher revenues in Latin America compared to the 2013 period, offset by a 29% decrease in domestic revenues due to adverse weather conditions and customer delays in project schedules, as well as lower utilization for our dive support vessels in the U.S. Gulf of Mexico, including the impact of the sale of the surface diving fleet effective May 31, 2014.

The $38.9 million, or 19.3%, increase in revenues for the six months ended June 30, 2014 compared to the 2013 six-month period is primarily attributable to a 36% increase in international revenues primarily related to higher revenues in Latin America compared to the 2013 period, offset by a 32% decrease in domestic revenues due to adverse weather conditions and customer delays in project schedules and lower utilization of our dive support vessels in the U.S. Gulf of Mexico.

Gross profit (loss)

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Gross profit (loss)	$(17,431)	$2,630	$(20,061)	(763)%	$(23,650)	$(8,887)	$(14,763)	(166)%

Gross loss for the three months ended June 30, 2014 deteriorated $20.1 million, or 763%, compared to the second quarter 2013, and gross loss for the six months ended June 30, 2014 deteriorated $14.8 million, or 166%, compared to the same period of 2013, primarily due to unseasonably adverse weather conditions causing delays and related cost overruns on two of our projects in Mexico, as well as unseasonably adverse weather and customer delays in project schedules in the U.S. Gulf of Mexico.

General and administrative expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
General and administrative expenses	$11,581	$10,802	$779	7.2%	$21,608	$22,711	$(1,103)	(4.9)%
General and administrative expenses as a percentage of revenues	9%	9%	0%	0%	9%	11%	(2)%	(18)%

General and administrative expenses for the three months ended June 30, 2014 increased from the same period ended June 30, 2013 by $0.8 million, or 7.2%, due to higher international expenses.

General and administrative expenses for the six months ended June 30, 2014 decreased from the same period ended June 30, 2013 by $1.1 million, or 4.9%, due to the reimbursement of attorney's fees awarded during the first quarter 2014 in connection with our collection of an overdue receivable from a customer in China, as well as our cost savings initiatives, including headcount reductions.

Provision for doubtful accounts

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$9,508	$—	$9,508	NA	$9,508	$—	$9,508	NA

At June 30, 2014, we recorded a provision for doubtful accounts of $9.5 million related to a receivable owed to us by a contractor in Mexico that became subject to bankruptcy proceedings in July 2014. No provision for doubtful accounts was recorded during the three and six months ended June 30, 2013.

Asset impairment

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Asset impairment	$1,947	$—	$1,947	NA	$1,947	$125	$1,822	1,458%

During the second quarter 2014, we recorded a $1.9 million impairment charge relating to certain equipment that had been removed from a construction barge and miscellaneous other equipment not currently being utilized in our operations, which has been written down to fair market value.  During the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale and sold during April 2013.

(Gain) loss on sale of assets and other (income) expense, net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(Gain) loss on sale of assets	$(7,305)	$(3,143)	$4,162	132%	$(8,917)	$(3,123)	$5,794	185%
Other (income) expense, net	415	376	39	10%	220	455	(235)	(52)%

During the second quarter 2014, we sold eight surface diving vessels and related equipment and inventory for a total purchase price of $20.9 million, consisting of $18.5 million in cash and a 19.9% equity interest in the entity acquiring the assets. We recognized a gain of $8.2 million on this sale. The net proceeds from this sale were used to repay a portion of our revolving credit facility under our Credit Agreement. Also, during the first quarter 2014, we assigned the lease for a Louisiana dock facility and sold certain leasehold improvements and other assets located at that facility to the assignee for net proceeds of $3.5 million. We recognized a gain of $0.7 million on the sale. Also, we sold a portable saturation diving system to a customer in China for $9.3 million and received net proceeds of $3.2 million, representing the initial installment of the purchase price, with the remaining quarterly installment payments to be made through mid-2016. We recorded a gain on this sale of $0.8 million.

There were no significant asset sales during the first quarter 2013. During the second quarter 2013, we sold a shore-based facility in Louisiana that was held for sale for net proceeds of $6.1 million. We did not recognize a gain or loss on this sale. During the second quarter 2013 we also sold certain dive equipment for $3.4 million, and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received by the end of 2014. We recorded a gain of $3.4 million on this sale. The net proceeds from these sales were used to repay a portion of our then outstanding secured term loan in April 2013.

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$7,977	$4,630	$3,347	72%	$13,585	$9,262	$4,323	47%
Interest expense, adjustment to conversion feature of convertible debt	-	$(6,425)	(6,425)	NA	-	(6,362)	(6,362)	NA

The increase in interest expense, net for the three and six months ended June 30, 2014 from the same period in 2013 is primarily due to interest on the Unsecured Term Loan and the Second Lien Facility, an increase in the average amount outstanding on our revolving credit facility due to the working capital requirements for our projects in Mexico and higher interest rate margins on our outstanding debt. This increase was partially offset by the interest awarded during the first quarter 2014 on the overdue receivable we collected from a client in China. Cash paid for interest was $4.9 million and $10.0 million for the three and six months ended June 30, 2014, respectively, compared to $1.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively.

There was no mark-to-market adjustment of the fair value of our derivative liability during the second quarter 2014, as we obtained stockholder approval to issue the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes at our 2013 Annual Meeting on May 14, 2013.  We now have the ability to settle the conversion feature fully in shares of our common stock, and as a result, after May 14, 2013, the embedded conversion feature is no longer required to be separately valued and accounted for as a derivative liability. The $6.4 million reduction of interest expense during the second quarter 2013 reflects the final mark-to-market adjustment of the fair value of our derivative liability through May 14, 2013 related to the conversion feature of the Notes.  The adjustment reflects the decrease in our stock price at May 14, 2013 from March 31, 2013.

Loss on early extinguishment of debt

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Loss on early extinguishment of debt	$4,652	$—	$4,652	NA	$4,652	$—	$4,652	NA

During the second quarter 2014, we recorded a loss on early extinguishment of debt related to the repayment of the secured term loan under the Credit Agreement as well as the reduction of the capacity of the revolving credit facility under the Credit Agreement. The loss consisted of the write-off of the unamortized portion of deferred financing costs and transaction fees.

Income tax benefit

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Income tax benefit	$(17,004)	$(1,372)	$15,632	1,139%	$(23,901)	$(10,691)	$13,210	124%

Our effective tax benefit rate was 36.8% and 36.1% for the three and six months ended June 30, 2014, respectively, compared to an effective tax benefit rate of 38.0% and 33.5% for the three and six months ended June 30, 2013, respectively. The effective tax benefit rate for the three and six months ended June 30, 2014 and 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.

Loss attributable to Cal Dive

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Loss attributable to Cal Dive	$(29,075)	$(1,668)	$27,407	1,643%	$(42,126)	$(19,318)	$22,808	118%
Weighted average diluted shares outstanding	95,242	93,748	1,494	2%	95,108	93,808	1,300	1%
Diluted loss per share	$(0.31)	$(0.02)	$0.29	1,450%	$(0.44)	$(0.21)	$0.23	110%

The loss for the three and six months ended June 30, 2014, respectively, increased from the same periods ended June 30, 2013 by $27.4 million and $22.8 million, respectively, and diluted loss per share increased, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations and strategic initiatives. Also, our larger international contracts often require significant working capital. Our primary sources of liquidity are cash flows from our operations, available cash and cash equivalents and borrowing availability under our revolving credit facility. Additionally, in May 2014 we entered into the Second Lien Facility to further enhance our liquidity due to the significant working capital demands of our four projects in Mexico. We use, and intend to continue using, these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions. With the additional liquidity to be provided by the refinancing of our Credit Agreement discussed below, we expect to be able to fund our activities for the next 12 months with cash flows generated from our operations (as we expect to complete the work on the remaining Pemex projects in the fourth quarter 2014 and invoice and receive payment for our work), available cash and cash equivalents, project financing, and available borrowings under our revolving credit facility.

Our ability to fund our business activities and achieve our near-term and long-term objectives of increasing our international operations continues to be adversely affected by liquidity constraints caused by the challenging market conditions and the operational hazards, including weather risk, that we have discussed in our 2013 Form 10-K as well as the increasing demands on our working capital imposed by the terms of the contracts, including milestone billing provisions, typical of the international markets in which we operate. Currently we rely on our revolving credit facility, together with our Second Lien Facility, to fund a significant portion of our working capital needs. If these unfavorable market conditions continued for an extended period, they could have a more direct and adverse impact on our liquidity position, as availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage ratio and our collateral coverage sublimit.

Our working capital needs tend to increase during the summer months in the U.S. Gulf of Mexico as we experience a seasonal increase in activity. Additionally, our contract awards in Mexico often require us to make large up-front purchases of pipe and other project materials. These contracts also contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones. Two of our four projects for Pemex have been temporarily suspended by Pemex as it waits for the delivery and installation of platforms by other contractors. These suspensions have impeded our ability to meet the milestones on these two projects and as a consequence, invoice and collect payment for the work we have completed.  This has resulted in significant constraints on our liquidity. Once each of these platforms is installed, we will complete our remaining scopes of work and will invoice and receive payment for our work.  Based on Pemex's current project schedule, we expect to complete these two projects in the fourth quarter 2014. As of June 30, 2014, we had $13.3 million in accounts receivable-trade and $97.8 million in accounts receivable-contracts in progress related to Pemex contracts.  We expect to collect these receivables as well as the remaining revenue to be recognized through completion of these projects over the next nine months.

As we continue to implement our strategy to increase our international activity, we will have increasing demands on our working capital due to these and similar requirements of the contracts typical of the international markets in which we operate. In June 2013 we obtained the Unsecured Term Loan and in May 2014, we obtained the Second Lien Facility in order to fund a portion of the working capital needed for our contract awards in Mexico. However, our ability to maintain sufficient liquidity to pursue future large international project awards depends on an overall improvement in our financial performance and our ability to reduce our reliance on third party financing for our working capital needs.

At June 30, 2014, we had total debt outstanding of $263.9 million including the principal balance under the revolving credit facility under our Credit Agreement, the principal balance under the Second Lien Facility and the principal amount of the Convertible Notes, and we had $2.6 million of cash on hand.  The Convertible Notes are recorded net of a $16.6 million debt discount on the consolidated balance sheet as of June 30, 2014.

The significant deterioration in our financial performance in the second quarter 2014 discussed above resulted in our failure to comply with the Credit Agreement Financial Covenants and the Second Lien Facility Financial Covenants as of June 30, 2014.  In July and August 2014 we received the Credit Agreement Waivers and the Second Lien Facility Waivers that waived our non-compliance with such covenants through successive dates ending with August 13, 2014.  On August 8, 2014, we obtained the fourth Credit Agreement Waiver and fourth Second Lien Facility Waiver, both of which require us to refinance the Credit Agreement by September 30, 2014, and to deliver a commitment for such refinancing by August 27, 2014.  If we fail to deliver the commitment letter by August 27, 2014, the waivers will expire on September 2, 2014.  Both the Credit Agreement Waiver and the Second Lien Facility Waiver dated August 8, 2014 contain certain restrictions on our cash expenditures prior to the earlier of the date we refinance the Credit Agreement and September 30, 2014, and limit the amount we may borrow under the Credit Agreement to $107.94 million until August 31, 2014, when the amount we may borrow is reduced to $105.0 million.

If we are not successful in refinancing the Credit Agreement as required by the August 8, 2014 Credit Agreement Waiver and Second Lien Facility Waiver, we would breach the Credit Agreement, causing an event of default under the Credit Agreement.  In addition, both the Credit Agreement and the Second Lien Facility contain cross default provisions that would be triggered in this event, affording the lenders under both the Credit Agreement and the Second Lien Facility the right to request acceleration of the respective debt under each agreement.  Should either group of lenders vote to accelerate the debt under their respective agreements, the cross default provisions of the Indenture under which the Convertible Notes were issued would also be triggered.

Because of the requirement to refinance the Credit Agreement and these cross default provisions, all of our indebtedness is reflected as current on our balance sheet as of June 30, 2014.  On August 10, 2014, we received financing proposals in the form of preliminary commitment letters from four lenders providing for the refinancing of the Credit Agreement up to its previous capacity of $125.0 million. We expect to close the refinancing during the third quarter 2014.  Following this refinancing and related amendments to our financial covenants, we will have no significant debt maturing in 2014 or 2015 and all of our indebtedness will be reclassified to long-term debt on our balance sheet.

While we are currently negotiating a series of financing transactions that would provide us with the ability to improve our liquidity position or restructure our outstanding debt, such transactions have not yet been consummated.  Management is currently exploring what, if any, strategic alternatives are available to prevent an event of default of the obligation if our currently proposed transactions do not materialize.

If we are unable to improve our liquidity position, restructure our outstanding debt, including the amendment of the financial covenants contained therein, or are unsuccessful in implementing such strategic alternatives, an exercise of any one or more of the default rights by the lenders under our existing financing obligations could ultimately lead to the financial and operational failure of the Company. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. As a result, our investors may lose all of their investment in the Company.

Even if we are able to obtain additional financing or consummate restructuring alternatives prior to September 30, 2014, our significant level of corporate debt may continue to:

●
reduce the availability of our cash flow or limit our ability to obtain additional financing on satisfactory terms to effectively fund our working capital requirements, capital expenditures, acquisitions, investments, and other general corporate requirements;

●	increase our vulnerability to downturns in the general economy or industry;
●	put us at a competitive disadvantage compared to those of our competitors who are not as leveraged;
●	increase our exposure to rising interest rates because a material portion of our borrowings bear adjustable interest rates; and
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

If our cash flow and capital resources are not sufficient to service our debt obligations, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, seek additional equity or debt capital, or restructure or refinance our debt. These measures might not be adequate to permit us to meet our scheduled debt service obligations. Additionally, we may experience a negative operating cash flow due to billing milestones and project timelines in certain of our contracts, which could also impede our ability to meet our scheduled debt service obligations. A default on these debt obligations could cause a default under our other debt instruments and ultimately lead to the financial and operational failure of the Company.

Senior Secured Credit Facility

At June 30, 2014, we had a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest $115.0 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016. Prior to May 9, 2014, the Credit Agreement also provided for a variable-interest term loan, under which $29.7 million was outstanding. We repaid the term loan in full in May 2014 from the proceeds of the Second Lien Facility.

At June 30, 2014, we had $77.6 million borrowed and $2.5 million of letters of credit issued and outstanding under our revolving credit facility. At June 30, 2014, we had $34.9 million of borrowing capacity under our revolving credit facility. The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our Leverage Covenant at each quarter end and by our collateral coverage sublimit. However, our revolver is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  We may borrow from or repay the revolving credit facility as business needs merit.

Effective May 9, 2014, we entered in Amendment No. 8 to our Credit Agreement to among other things: (i) reduce the aggregate principal amount of second lien debt we may incur to $100.0 million; (ii) give pro forma effect to the second lien debt in calculating the Leverage Covenant for the fiscal quarter ended March 31, 2014; and (iii) increase the amount we are allowed to incur in project financing for foreign projects from $30.0 million to $75.0 million. Amendment No. 8 also required the size of the revolving credit facility under the Credit Agreement to be reduced by $5.0 million per month from May 31, 2014 to December 31, 2014 until reduced to $85.0 million.

On July 17, July 21 and July 28, 2014, we obtained the Credit Agreement Waivers that waived our non-compliance at June 30, 2014 of the Credit Agreement Financial Covenants through successive dates ending with August 13, 2014. On August 8, 2014 we obtained a fourth Credit Agreement Waiver that waived our non-compliance at June 30, 2014 of the Credit Agreement Financial Covenants through September 30, 2014 provided we refinance the Credit Agreement with a new group of lenders by September 30, 2014 and provide an executed commitment letter for such refinancing by August 27, 2014.  If we fail to deliver the commitment letter by August 27, 2014, the waiver will expire on September 2, 2014.  On August 10, 2014, we received financing proposals in the form of preliminary commitment letters from four lenders providing for the refinancing of the Credit Agreement in an amount up its previous capacity of $125.0 million, and we expect such refinancing to close during the third quarter 2014.

Unsecured Term Loan

On June 27, 2013, we entered into a credit agreement with a financial institution providing for the $20.0 million Unsecured Term Loan. The Unsecured Term Loan consisted of two tranches of $10.0 million. Effective December 31, 2013, we amended the Unsecured Term Loan to extend the maturity date for the first tranche from January 2, 2014 to April 30, 2014 and effective April 30, 2014, we further amended the Unsecured Term Loan to extend the maturity date for the first tranche from April 30, 2014 to May 30, 2014. The second tranche was scheduled to mature on June 26, 2015. The net proceeds of the Unsecured Term Loan were used for certain working capital requirements relating to our contract awards in Mexico. On May 9, 2014, the Unsecured Term Loan was converted from an unsecured term loan to a second lien term loan under the Second Lien Facility.

Senior Secured Second Lien Term Loan Facility

On May 9, 2014, we entered into the Second Lien Facility. The $20.0 million Unsecured Term Loan was converted from an unsecured term loan to a second lien term loan of equivalent amount, constituting the first tranche under the Second Lien Facility. A second tranche consisting of an $80.0 million second lien term loan under the Second Lien Facility was funded at closing. The net proceeds of the Second Lien Facility were used to repay in full the term loan under the Credit Agreement and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement.

Both tranches of the term loan under the Second Lien Facility mature on May 9, 2019, with no scheduled amortization of the term loans prior to maturity. Interest on the Second Lien Facility is payable on the last day of each calendar month in arrears, beginning on May 30, 2014.

On July 17, July 21 and July 20, 2014, we obtained the Second Lien Facility Waivers that waived our non-compliance at June 30, 2014 of the Second Lien Financial Covenants through successive dates ending with August 13, 2014. On August 8, 2014 we obtained a fourth Second Lien Facility Waiver that waived our non-compliance at June 30, 2014 of the Second Lien Facility Financial Covenants through September 30, 2014, provided we refinance the Credit Agreement with a new group of lenders by September 30, 2014 and provide an executed commitment letter for such refinancing by August 27, 2014.  If we fail to deliver the commitment letter by August 27, 2014, the waiver will expire on September 2, 2014.  On August 10, 2014, we received financing proposals in the form of preliminary commitment letters from four lenders providing for the refinancing of the Credit Agreement in an amount up its previous capacity of $125.0 million, and we expect such refinancing to close during the third quarter 2014.

Convertible Notes

We have $86.25 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017. The carrying value of the Convertible Notes on our consolidated balance sheet is net of a debt discount that is amortized through interest expense using the effective interest method through maturity of the Convertible Notes. The initial amount of the debt discount at the time of the issuance of the Convertible Notes was $24.6 million and the effective interest rate used to amortize the debt discount is 13.3%. The debt discount as of June 30, 2014 was $16.6 million.

We may not redeem the Convertible Notes prior to the maturity date. Prior to April 15, 2017, holders may convert their Convertible Notes only under the following circumstances:  (i) the closing sale price of our common stock equals or exceeds $2.69 for 20 days during a 30 consecutive trading day period; (ii) the trading price per $1,000 principal amount of the Convertible Notes is less than 98% of the product of the closing sale price of our common stock and the conversion price for the Convertible Notes for each of five consecutive trading days; or (iii) upon the occurrence of specified corporate events. On and after April 15, 2017 until the maturity date, holders may convert all or a portion of their Convertible Notes at any time. Upon conversion of a Convertible Note, we will pay or deliver, at our election, cash, shares of our common stock or a combination thereof, based on an initial conversion rate of 445.6328 shares of our common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $2.24 per share of our common stock). Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest. Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture.  As of June 30, 2014, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met.

At our 2013 Annual Meeting on May 14, 2013, we obtained stockholder approval to enable the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes.  We intend to settle the principal portion of the Convertible Notes and the conversion feature, if any, in shares of our common stock.

Capital Expenditures

During the six months ended June 30, 2014, we incurred $6.7 million for equipment purchases, improvements and replacements and $0.8 million for regulatory drydock costs. For the remainder of 2014, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $2.0 million, primarily related to maintenance such as regulatory drydock costs. Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices and industry capacity. We currently anticipate funding our 2014 capital expenditures through a combination of cash on hand and borrowings under our revolving credit facility.

Cash Flows

Our cash flows depend largely on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuances and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(76,473)	$(45,892)
Investing activities	20,487	6,369
Financing activities	46,369	39,963
Effect of exchange rate changes on cash and cash equivalents	10	(315)
Net increase (decrease) in cash and cash equivalents	$(9,607)	$125

Operating Activities.  Net cash used in operating activities totaled $76.5 million during the first six months of 2014 compared to net cash used of $45.9 million in the first six months of 2013.  Net cash used for the six months ended June 30, 2014 was primarily related to our continued progress on the four projects in Mexico, and our loss recorded for the quarter adjusted for non-cash items. Our contracts for our projects in Mexico for Pemex contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones.  As we execute the work and meet the milestones, we will invoice and collect the amounts due for our work.  Net cash used for the six months ended June 30, 2013 was primarily due to the up-front procurement of materials for our contracts in Mexico and our loss recorded for the period adjusted for non-cash items, offset by the receipt of a $7.1 million tax refund related to the 2012 tax year, as well as other changes in working capital.

Investing Activities. Net cash provided by investing activities was $20.5 million during the first six months of 2014 compared to cash provided by investing activities of $6.4 million in the first six months of 2013. During the first six months of 2014 and 2013, cash paid for capital expenditures was $6.4 million and $1.5 million, respectively. Cash generated from the sale of property and equipment was $26.9 million for the six months ended June 30, 2014 primarily from the sale of eight surface dive support vessels, as well as other assets.  Cash generated from the sale of property and equipment was $7.8 million for the six months ended June 30, 2013 primarily from the sale of a shore-based facility in Louisiana, and certain dive equipment.

Financing Activities. Net cash provided by financing activities was $46.4 million during the first half of 2014 compared to net cash provided of $40.0 million in the first half of 2013. During the first half of 2014, we repaid $30.7 million under our secured term loan under our Credit Agreement and had net borrowings of $2.3 million under our revolving credit facility under our Credit Agreement. We also received $80.0 million under the Second Lien Facility, which we entered into in May 2014 to fund our working capital needs for our projects in Mexico.  During the first half of 2013, we made principal payments of $9.4 million under our secured term loan under our Credit Agreement and had net borrowings of $30.1 million under our revolving credit agreement under our Credit Agreement. We also borrowed $20.0 million under the Unsecured Term Loan in June 2013 to provide working capital to fund up-front procurement of materials for our Pemex contracts. On May 9, 2014, the Unsecured Term Loan was converted from an unsecured term loan to a second lien term loan under the Second Lien Facility.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2 to our consolidated financial statements contained in our 2013 Form 10-K.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions. The types of market risks to which we are exposed are credit risk, interest rate risk, foreign currency exchange rate risk and equity price risk. There have been no material changes in our market risk during the three months ended June 30, 2014 from those reported under Part II, Item 7A of our 2013 Form 10-K.

Item 4.                          Controls and Procedures.

Disclosure Controls and Procedures

Our CEO, who is also currently serving as our interim CFO, with the participation of management, has evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on his evaluation, he has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                          Risk Factors.

There have been no material changes during the six months ended June 30, 2014 to the risk factors previously disclosed in our 2013 Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the second quarter of 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 to April 30, 2014	7,075	$1.62	—	N/	A
May 1 to May 31, 2014	17,809	1.53	—	N/	A
June 1 to June 30, 2014	29,760	1.47	—	N/	A
	54,644	$1.54	—	N/	A
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

CAL DIVE INTERNATIONAL, INC.

Date: August 11, 2014	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer and interim Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Filed with this Form 10-Q	Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Cal Dive International, Inc.		10-Q	001-33206	8/8/13
3.2	Composite Bylaws of Cal Dive International, Inc.	X
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture, dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	001-33206	7/18/12
4.3
First Supplemental Indenture dated as of April 26, 2013, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-Q	001-33206	8/8/13
10.1
Amendment No. 8 to Credit Agreement dated as of May 9, 2014, among Cal Dive International, Inc., the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
X
10.2
Amendment No. 2 to Credit Agreement dated as of April 30, 2014, among Cal Dive International, Inc., certain of its subsidiaries and ABC Funding, LLC, as Administrative Agent, together with the other lenders parties thereto
X
10.3
Amendment and Restatement to Credit Agreement dated as of May 9, 2014, among Cal Dive International, Inc., certain of its subsidiaries and ABC Funding, LLC, as Administrative Agent, together with the other lenders parties thereto
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
__________________
· Furnished herewith.