Form 10-Q
period 2014-09-30
Cal Dive International, Inc.
filed 2014-11-07
CIK 1364100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014 or
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

As of October 31, 2014, the registrant had 98,577,496 shares of common stock issued and outstanding.

CAL DIVE INTERNATIONAL, INC.

When we refer to "us," "we," "our," "ours," "the Company" or "CDI," we are describing Cal Dive International, Inc. and/or our subsidiaries.

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
Cal Dive International, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except per share par value)

ASSETS	September 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash and cash equivalents	$9,575	$12,190
Accounts receivable:
Trade, net of allowance for doubtful accounts of $9,508 and $0, respectively	67,379	55,409
Contracts in progress	119,485	125,121
Income tax receivable	104	-
Deferred income taxes	-	52
Other current assets	40,919	37,271
Total current assets	237,462	230,043

Property and equipment	624,108	690,749
Less - Accumulated depreciation	(313,048)	(302,169)
Net property and equipment	311,060	388,580

Deferred drydock costs, net	15,206	23,497
Other assets, net	7,265	8,562
Total assets	$570,993	$650,682

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$88,968	$114,663
Advanced billings on contracts	1,047	172
Accrued liabilities	24,459	29,284
Income tax payable	5,020	3,886
Current maturities of long-term debt	270,671	13,989
Deferred income taxes	1,769	-
Total current liabilities	391,934	161,994

Long-term debt	-	179,464
Deferred income taxes	11,316	58,784
Other long-term liabilities	8,191	8,423
Total liabilities	411,441	408,665

Equity:
Common stock, $0.01 par value, 240,000 shares authorized, 98,577 and 97,436 shares issued and outstanding, respectively	986	975
Capital in excess of par	440,565	437,455
Accumulated other comprehensive loss	(1,265)	(666)
Retained deficit	(275,432)	(190,677)
Equity attributable to Cal Dive	164,854	247,087
Noncontrolling interest	(5,302)	(5,070)
Total equity	159,552	242,017
Total liabilities and equity	$570,993	$650,682

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$114,583	$155,246	$355,376	$357,151
Cost of sales	116,802	144,800	381,245	355,592
Gross profit (loss)	(2,219)	10,446	(25,869)	1,559
General and administrative expenses	10,273	11,140	31,881	33,851
Other items	2,656	-	2,656	-
Provision for doubtful accounts	1,279	-	10,787	-
Asset impairments	34,826	20,041	36,773	20,166
(Gain) loss on sale of assets, net	708	(314)	(8,209)	(3,437)
Operating loss	(51,961)	(20,421)	(99,757)	(49,021)
Interest expense, net	9,571	5,677	23,156	14,939
Interest expense – adjustment to conversion feature of convertible debt	-	-	-	(6,362)
Loss on early extinguishment of debt	-	-	4,652	-
Other (income) expense, net	(212)	337	8	792
Loss before income taxes	(61,320)	(26,435)	(127,573)	(58,390)
Income tax benefit	(18,685)	(10,643)	(42,586)	(21,334)
Net loss	$(42,635)	$(15,792)	$(84,987)	$(37,056)
Income (loss) attributable to noncontrolling interest	(6)	1,008	(232)	(938)
Loss attributable to Cal Dive	$(42,629)	$(16,800)	$(84,755)	$(36,118)

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.45)	$(0.18)	$(0.89)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	95,224	93,793	95,146	93,775

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(42,635)	$(15,792)	$(84,987)	$(37,056)
Other comprehensive income (loss):
Foreign currency translation adjustment	(502)	1,211	(608)	(810)
Unrealized gain from cash flow hedge, (net of tax of $0, $11, $4 and $31, respectively)	-	20	4	58
Total other comprehensive income (loss)	(502)	1,231	(604)	(752)
Comprehensive loss	(43,137)	(14,561)	(85,591)	(37,808)
Comprehensive gain (loss) attributable to noncontrolling interest	(6)	1,008	(232)	(938)
Comprehensive loss attributable to Cal Dive	$(43,131)	$(15,569)	$(85,359)	$(36,870)

The accompanying notes are an integral part of these consolidated financial statements.

Cal Dive International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(84,987)	$(37,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,803	41,521
Stock compensation expense	3,206	4,311
Deferred income tax benefit	(47,467)	(28,283)
(Gain) on sale of assets, net	(8,209)	(3,437)
Provision for doubtful accounts	10,787	-
Amortization of debt discount and deferred financing costs	5,173	5,825
Loss on early extinguishment of debt	4,652	-
Asset impairments	36,773	20,166
Other items	2,656	-
Mark-to-market adjustment of debt conversion feature	-	(6,362)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,078)	(36,167)
Income tax receivable and payable, net	1,031	8,856
Other current assets	2,939	(18,815)
Deferred drydock costs	(3,222)	(9,838)
Accounts payable and accrued liabilities	(29,674)	17,591
Other noncurrent assets and liabilities, net	(2,947)	214
Net cash used in operating activities	(84,564)	(41,474)

Cash Flows From Investing Activities:
Additions to property and equipment	(12,757)	(14,512)
Proceeds from sales of property and equipment	27,765	7,804
Net cash provided by (used in) investing activities	15,008	(6,708)

Cash Flows From Financing Activities:
Repayments on secured term loan	(30,659)	(10,397)
Borrowings under unsecured term loan	-	20,000
Borrowings under second lien secured term loan	80,000	-
Draws on revolving credit facility	157,739	263,300
Repayments on revolving credit facility	(133,239)	(225,400)
Payment of deferred financing costs	(6,894)	(1,134)
Net cash provided by financing activities	66,947	46,369

Effect of exchange rate changes on cash and cash equivalents	(6)	(424)
Net decrease in cash and cash equivalents	(2,615)	(2,237)
Cash and cash equivalents, beginning of period	12,190	8,343
Cash and cash equivalents, end of period	$9,575	$6,106

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

The significant deterioration in our financial performance in both (i) the second quarter 2014, discussed in our Quarterly Report on Form 10-Q for the second quarter 2014, and (ii) the third quarter 2014, discussed in this Quarterly Report on Form 10-Q, has resulted in our failure to comply with certain financial covenants and payment obligations under our loan facilities, and has placed significant constraints on our liquidity.  See note 12 for further discussion.

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

Also included in accounts receivable at September 30, 2014 and December 31, 2013 is $5.5 million owed from a customer in Indonesia for work that we successfully completed. The customer has acknowledged the amount is due but has continually delayed payment. Our receivable is secured by a guarantee by the customer's parent company and we have commenced arbitration proceedings against both our customer and its parent company to enforce our rights under the terms of the contract. We believe that we will ultimately collect this receivable from either our customer or its parent company.

Also included in accounts receivable at September 30, 2014 and December 31, 2013 is $9.5 million and $6.8 million, respectively, owed from a contractor in Mexico under a two-year bareboat charter of the DSV Kestrel that commenced during the fourth quarter 2012. In July 2014 we were notified that bankruptcy proceedings had been commenced against the contractor in Mexico. We are listed as a creditor in the bankruptcy proceedings. In November 2014, we terminated the bareboat charter and took redelivery of the vessel, reserving all of our rights under the charter.  We have reserved the full amount unpaid to us by the contractor under the charter through June 30, 2014, and have not recognized any charter hire income after that date; although we have made a claim against the contractor for all amounts owed to us under the charter.

Included in contracts in progress at September 30, 2014 and December 31, 2013 is $80.9 million and $99.2 million, respectively, relating to our four projects in Mexico for Pemex.  These contracts contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones, creating a significant delay between the period during which our performance of the work occurs and the date when we are contractually permitted to invoice for our services and collect payment.  One of these projects was completed during the second quarter 2014. The second project was extended by delays and additional work requested by Pemex and was completed in early November 2014.  The remaining two projects continue to be temporarily suspended by Pemex as it waits for platforms to be installed by other contractors.  These suspensions have impeded our ability to meet the milestones on these two projects, and, as a consequence, invoice and collect payment for the work we have completed.  This has significantly constrained our liquidity.  Once each of these platforms is installed, we will complete our remaining scopes of work and will invoice Pemex and expect to collect payment for our work over the next several quarters.  Based on Pemex's current project schedule, we expect to complete these two projects by the second quarter 2015.

Other current assets consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Insurance claims to be reimbursed	$965	$22
Prepaid job costs	3,738	9,368
Prepaid insurance	5,017	3,166
Prepaid other	5,722	1,286
VAT receivable	4,407	7,578
Other receivables (1)	4,965	3,635
Assets held for sale (2)	7,534	11,068
Current deferred financing costs	8,109	-
Supplies and spare parts inventory	462	1,148
	$40,919	$37,271
________________________
(1)	Includes the current portion of a note receivable related to the sale of a portable saturation diving system during the first quarter 2014 to a customer in China. We monitor the credit-worthiness of the buyer and have remedies under the note receivable, including lien rights. This note is being repaid in quarterly installments.

(2)	The amount recorded in assets held for sale at September 30, 2014 includes three portable saturation diving systems, one facility located in Louisiana and other miscellaneous equipment no longer used in our operations. The amount recorded in assets held for sale at December 31, 2013 includes three dive support vessels, one construction barge, three portable saturation diving systems and one facility located in Louisiana. During the first quarter 2014, we completed the sale of one of the dive support vessels and the construction barge, and during the second quarter 2014 we completed the sale of the other two dive support vessels. In October 2014 we completed the sale of the Louisiana facility. We expect to sell the remaining assets over the next 12 months and have engaged brokers to assist in facilitating these divestitures.

Other long-term assets, net, consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Intangible assets with finite lives, net	$13	$66
Deferred financing costs, net	-	7,664
Non-current notes receivables	2,017	-
Equity investments(1)	2,430	67
Long-term tax receivable	1,688	-
Equipment deposits and other	1,117	765
	$7,265	$8,562
________________________
(1)	Primarily represents the value of our 19.9% equity interest in the entity that bought our U.S. Gulf of Mexico shallow water surface diving fleet during the second quarter 2014. See note 5.

Accrued liabilities consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Accrued payroll and related benefits	$3,103	$6,181
Unearned revenue	-	60
Insurance claims to be reimbursed	965	22
Self-insurance reserves	6,406	5,807
Accrued taxes other than income	6,101	10,164
Accrued interest	2,671	3,342
Financed insurance premium	3,813	2,379
Other	1,400	1,329
	$24,459	$29,284

Other long-term liabilities consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Uncertain tax position liabilities	$6,969	$6,329
Other	1,222	2,094
	$8,191	$8,423

3.	Indebtedness

Indebtedness consisted of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Revolving credit loans due 2016	$99,800	$75,300
Secured term loan	-	30,658
Unsecured term loan	-	20,000
Second lien secured term loans due 2019	100,000	-
Convertible notes due 2017, net of unamortized discount of $15,379 and $18,755, respectively	70,871	67,495
Total debt	270,671	193,453
Less current portion	(270,671)	(13,989)
Long-term debt (1)	$-	$179,464

_________________
(1)	At September 30, 2014 we were in default of certain financial covenants and payment obligations under our loan facilities. Subsequent to September 30, 2014, the lenders under our senior secured credit agreement waived our defaults through December 1, 2014. Although the lenders under our second lien facility have not similarly waived the defaults under such facility, as of the date hereof, they have not taken any action to accelerate the debt thereunder. An acceleration of our debt under either the first lien or second lien facility would cause a cross default under the indenture for our Convertible Notes. Because of these defaults and the cross default provisions contained in our loan facilities, all of our indebtedness has been reflected as current on our balance sheet. See below and note 12.

Senior Secured Credit Facility

At September 30, 2014, we had a senior secured credit facility with certain financial institutions, which matures on April 26, 2016, consisting of a variable-interest $100.0 million revolving credit facility (the "Credit Agreement").   Prior to May 9, 2014, the Credit Facility also provided for a variable-interest term loan, under which $29.7 million was outstanding.  On May 9, 2014, we repaid the term loan in full with the proceeds of the Second Lien Facility discussed below.  At September 30, 2014, we had $99.8 million borrowed and no letters of credit issued and outstanding under our revolving credit facility, and had no further borrowing capacity under our revolving credit facility.  The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our consolidated leverage (debt to earnings before interest, income taxes and depreciation and amortization (or "EBITDA") as defined in the Credit Agreement) ratio covenant (the "Leverage Covenant") at each quarter end and by our collateral coverage sublimit. Subject to these limitations, we may borrow from or repay the revolving portion of our Credit Agreement as business needs merit. Amounts borrowed under the Credit Agreement bear interest at a rate per annum of, depending on the type of loan: (i) LIBOR plus the applicable margin or  (ii) the higher of (x) Bank of America's prime rate, (y) the Federal Funds rate plus 0.5% or (z) one-month LIBOR plus 1.0%, plus the applicable margin.  The applicable margin for LIBOR loans ranges from 5.50% to 7.25%, and the applicable margin for all other loans ranges from 4.50% to 6.25%, depending upon our consolidated leverage ratio as defined in the Credit Facility.  We may also be subject to additional interest of 2.0% during a period of default.

The credit facility is secured by vessel mortgages on all of our domestically owned vessels, a pledge of all of the stock of all of our domestic subsidiaries and 66% of the stock of three of our foreign subsidiaries, and a security interest in, among other things, all of our equipment, inventory, accounts receivable and general tangible assets.

Effective May 9, 2014, we entered into Amendment No. 8 to our Credit Agreement ("Amendment No. 8") to among other things: (i) reduce the aggregate principal amount of second lien debt that we may incur to $100.0 million; (ii) give pro forma effect to the second lien debt in calculating the Leverage Covenant for the fiscal quarter ended March 31, 2014; and (iii) increase the amount we are allowed to incur in project financing for foreign projects from $30.0 million to $75.0 million.  Amendment No. 8 also required the size of the revolving credit facility under the Credit Agreement to be reduced by $5.0 million per month from May 31, 2014 to December 31, 2014 until reduced to $85.0 million.

In July and August 2014, we obtained waivers (the "Credit Agreement Waivers") of our non-compliance at June 30, 2014 of: (i) the consolidated fixed charge coverage ratio covenant (the "FCCR Covenant"), (ii) the Leverage Covenant, and (iii) the consolidated EBITDA covenant (the "EBITDA Covenant" and collectively with the FCCR Covenant and the Leverage Covenant, the "Credit Agreement Financial Covenants") under the Credit Agreement through September 30, 2014, provided we refinance our Credit Agreement with a new group of lenders by September 30, 2014, and deliver a commitment letter for such refinancing by August 27, 2014.  We delivered acceptable commitment letters on August 22, 2014, but were unable to complete the refinancing by September 30, 2014.

Effective October 31, 2014, we entered into a Limited Waiver, Agreement and Amendment No. 9 to our Credit Agreement ("Amendment No. 9") which (i) maintained the size of our revolving credit facility at $100.0 million through December 1, 2014, and (ii) waived our non-compliance at June 30, 2014 and September 30, 2014 of the Credit Agreement Financial Covenants and certain payment defaults under the Credit Agreement, as well as the cross defaults resulting from our defaults under the Second Lien Facility, through December 1, 2014. See note 12.

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

Senior Secured Second Lien Term Loan Facility

On May 9, 2014 we entered into an amendment and restatement of the credit agreement of the Unsecured Term Loan that provided for a $100.0 million Senior Secured Second Lien Term Loan Facility (the "Second Lien Facility") maturing in 2019. The $20.0 million Unsecured Term Loan was converted from an unsecured term loan to a second lien term loan of equivalent amount, constituting the first tranche under the Second Lien Facility. A second tranche consisting of an $80.0 million second lien term loan under the Second Lien Facility was funded at closing.  The net proceeds of the Second Lien Facility of $76.0 million (after deducting transaction fees and expenses) were used to repay in full the then outstanding term loan under the Credit Agreement and to repay a portion of the outstanding amounts under the revolving credit facility under the Credit Agreement.

Both tranches of the term loan under the Second Lien Facility mature on May 9, 2019, with no scheduled amortization of the term loans prior to maturity. Interest on the Second Lien Facility is payable on the last day of each calendar month in arrears.  The interest rate per annum for the Second Lien Facility is, depending on the type of loan: (i) LIBOR (1% floor) plus the applicable margin or (ii) the higher of (x) a prime rate defined in the Second Lien Facility, (y) the Federal Funds rate plus 0.5% or (z) one-month LIBOR plus 1.0% plus the applicable margin. The applicable margin on the $20.0 million tranche for LIBOR loans ranges from 6.75% to 8.0%, and the applicable margin for all other loans ranges from 5.75% to 7.0%. The applicable margin on the $80.0 million tranche for LIBOR loans ranges from 11.75% to 13.0%, and the applicable margin for all other loans ranges from 10.75% to 12.0%, depending upon our consolidated leverage ratio as defined in the Second Lien Facility.  We may also be subject to additional interest of 2.0% during a period of default.

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

In July and August 2014, we obtained waivers (the "Second Lien Facility Waivers") of our non-compliance at June 30, 2014 of the Second Lien Financial Covenants through September 30, 2014, provided we refinance our Credit Agreement with a new group of lenders by September 30, 2014, and deliver a commitment letter for such refinancing by August 27, 2014.  We delivered acceptable commitment letters on August 22, 2014, but were unable to refinance the Credit Agreement by September 30, 2014.  Although the lenders under the Second Lien Facility have not waived the financial covenant and payment defaults under such facility, as of the date hereof, they have not taken any action to accelerate the debt thereunder, and continue to work cooperatively with us to resolve our defaults.  See note 12.

Loss on early extinguishment of debt

During the second quarter 2014, in connection with entering into the Second Lien Facility on May 9, 2014, we recorded a $(4.7) million loss on early extinguishment of debt related to the repayment of the secured term loan under the Credit Agreement as well as the reduction of the capacity of the revolving credit facility under the Credit Agreement. The loss consisted of the write-off of the unamortized portion of certain deferred financing costs and transaction fees.

Other costs

During the third quarter 2014, we recorded $2.7 million related to transaction costs incurred in connection with our efforts to refinance our Credit Agreement and pursue our strategic initiatives.  These costs include the fees and expenses of financial and legal advisors for us, our existing lenders and prospective lenders.

Convertible Notes

On July 18, 2012, we issued $86.25 million aggregate principal amount of 5.0% convertible senior notes due 2017 (the "Convertible Notes").  We received approximately $83.0 million of net proceeds, after deducting the initial purchasers' commissions and transaction expenses. We used all of the net proceeds to repay a substantial portion of the then outstanding term loan under our Credit Agreement. In connection with the issuance of the Convertible Notes, we paid and capitalized approximately $3.5 million of loan fees which are being amortized to interest expense over the term of the Convertible Notes.

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

Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest. Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture, including cross default provisions in the event of an acceleration of our other debt. As of September 30, 2014, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met.  However, on September 8, 2014, we were notified by the NYSE that we no longer satisfied the minimum share price standard for continued listing of our common stock, and that we had six months to regain compliance with this continued listing standard to avoid delisting.  On October 29, 2014, we received a further notice from the NYSE that it had determined to commence proceedings to delist our common stock in view of its abnormally low trading price, and trading in our common stock on the NYSE was suspended immediately.  The delisting of our common stock will constitute a fundamental change under the indenture for the Convertible Notes.

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

Prior to obtaining stockholder approval, we determined that the conversion feature of the Convertible Notes did not meet the criteria for equity classification based on the settlement terms of the Convertible Notes. As a result, from the time of issuance to May 14, 2013, the conversion feature was recognized as a derivative liability and presented under long-term debt in the accompanying consolidated balance sheet, with offsetting changes in the fair value recognized as interest expense in the consolidated statement of operations. The initial value allocated to this derivative liability was $24.6 million of the $86.25 million principal amount of the Convertible Notes, which also represented the amount of the debt discount to be amortized through interest expense using the effective interest method through the maturity of the Convertible Notes. Accordingly, the effective interest rate used to amortize the debt discount on the Convertible Notes is 13.3%. At September 30, 2014, we had the ability to settle the conversion feature fully in shares of our common stock, and the embedded conversion feature was no longer required to be separately valued and accounted for as a derivative liability. The mark-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million. Since the original date of issuance, we recorded an $8.5 million adjustment, as a reduction of interest expense for the change in fair value of the derivative liability. As of May 14, 2013, the conversion feature's cumulative value of $16.1 million was reclassified to capital in excess of par within equity and will no longer be subject to a mark-to-market adjustment through earnings. The deferred tax liability and its tax basis at the date of issuance (July 18, 2012) was also reclassified to capital in excess of par within equity.  As noted above, the delisting of our common stock from the NYSE will constitute a fundamental change under the Convertible Notes which will give the holders of the Convertible Notes the right to require us to purchase all or a portion of their Convertible Notes for cash.  Thus, we will no longer be able to settle the conversion feature in shares of our common stock and the conversion feature will again be recognized as a derivative liability on our balance sheet.

We will use the as if converted method in calculating the diluted earnings per share effect for the number of shares necessary to settle the Convertible Notes.  This may cause a significant increase in the number of shares used in calculating diluted earnings per share.  The Convertible Notes were anti-dilutive for the three and nine months ended September 30, 2014.

4.	Derivative Instruments and Fair Value Measurements

Conversion Feature of Convertible Debt

At the time of issuance of the Convertible Notes, we recognized a derivative liability for their embedded conversion feature, as the Convertible Notes did not meet the criteria for equity classification based on their settlement terms. The initial value allocated to the derivative liability at issuance of the Convertible Notes on July 18, 2012 was $24.6 million.  Changes in the fair value of the derivative liability were recognized in earnings.  On May 14, 2013, we obtained stockholder approval enabling the issuance of the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes. As of that date, the embedded conversion feature was no longer required to be separately valued and accounted for as a derivative liability and was reclassified to capital in excess of par within equity. The mark-to-market adjustment on the conversion feature for the period from December 31, 2012 through May 14, 2013 (the final valuation date) was a reduction to interest expense of $6.4 million.  The estimated fair value of the derivative liability for the conversion feature was computed using a binomial lattice model using Level 3 inputs.  The main inputs and assumptions into the binomial lattice model were our stock price at the date of valuation, expected volatility, credit spreads and the risk-free interest rate.  Upon a delisting of our common stock the conversion feature will again be recognized as a derivative liability on our balance sheet.

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

Convertible Debt

The fair value of the Convertible Notes is determined based on similar debt instruments that do not contain a conversion feature. At September 30, 2014, the Convertible Notes were trading at 64.4% of par value based on limited quotations (Level 2 inputs), and include a value associated with the conversion feature of the Convertible Notes. The Convertible Notes had a fair value of $40.2 million at September 30, 2014 and $72.7 million at December 31, 2013.

Measurements on a Non-recurring Basis

For the nine months ended September 30, 2014, we recorded a $34.8 million pre-tax impairment charge related to three dive support vessels and a construction barge that we wrote down to fair market value, and a $1.9 million impairment charge relating to certain equipment that had been removed from a construction barge and miscellaneous other equipment not currently being utilized in our operations.  The dive support vessels and construction barge were written down to fair market value using Level 3 inputs based on market based appraisals.  The other equipment was measured using Level 3 inputs based on expected proceeds.

For the nine months ended September 30, 2013, we recorded a $20.0 million pre-tax impairment charge related to four construction barges that we wrote down to fair value, and a $0.1 million impairment charge relating to a facility that was held for sale.  Two of the barges were cold stacked and were written down to fair market value using Level 3 inputs based on market based appraisals.  The other two barges were held for sale, and they and the facility were measured using Level 3 inputs based on expected proceeds.  The facility was sold in the second quarter 2013, and the two barges held for sale were sold in the fourth quarter 2013 and first quarter 2014.  We did not have any other fair value adjustments for assets and liabilities measured at fair value on a non-recurring basis for the nine months ended September 30, 2014 and 2013, respectively.

5.     Dispositions

Effective May 31, 2014, we completed the sale of our U.S. Gulf of Mexico shallow water surface diving fleet to a privately held company for cash of $18.5 million and a 19.9% equity interest in the entity acquiring the assets.  The assets sold are comprised of eight surface dive support vessels and miscellaneous inventory and equipment utilized in our U.S. operations.  The value of the 19.9% equity interest was determined to be $2.4 million based on the fair value of the net assets of the acquiring entity using a market approach based on Level 3 inputs including asset appraisals and applicable fair value discounts.  Management determined to sell these assets as part of our strategic plan to divest non-core assets.  We recorded a gain of $8.2 million during the second quarter 2014 as a result of the transaction. Net proceeds from the sale were used to repay a portion of our revolving credit facility under our Credit Agreement.  We also entered into a multi-year alliance agreement with the buyer under which the buyer will have the exclusive right to provide any surface diving services we require in the U.S. Gulf of Mexico to support pipelay, decommissioning, platform installation and other integrated services. The assets sold represented less than 5% of the total net book value of our assets, and the transaction is expected to have a minimal impact to our full year 2014 financial results.

6.     Commitments and Contingencies

Self-Insurance Reserves

We incur maritime employers' liability, workers' compensation and other insurance claims in the normal course of business, which management believes are covered by insurance. We analyze each claim for potential exposure and estimate the ultimate liability of each claim. Amounts due from insurance companies, above the applicable deductible limits, are reflected in other current assets in the consolidated balance sheets.  Such amounts were $1.0 million and less than $0.1 million as of September 30, 2014 and December 31, 2013, respectively.  We have not historically incurred significant losses as a result of claims denied by our insurance carriers.

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

7.     Income Taxes

As of September 30, 2014 and December 31, 2013 we had $7.0 million and $6.3 million, respectively, recorded as a long-term liability for uncertain tax benefits, interest and penalty.

Our effective tax benefit rate was 30.5% and 33.4% for the three and nine months ended September 30, 2014, respectively, compared to an effective tax benefit rate of 40.3% and 36.5% for the three and nine months ended September 30, 2013, respectively.  The effective tax benefit rate for the nine months ended September 30, 2014 and 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates.  Our income tax benefit rate for the nine months ended September 30, 2014 and 2013 was computed by applying estimated annual effective tax rates to income before income taxes for the interim period.

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

The fair value of the performance share units is re-measured at each reporting period until the awards are settled. At September 30, 2014, the fair value of all awards granted was $0.7 million.  The fair value is calculated using a Monte-Carlo simulation model which incorporates the historical performance, volatility and correlation of our stock price with our peer group. At September 30, 2014 and December 31, 2013, the performance share unit liability, reflected in accrued liabilities in the consolidated balance sheets, was $0.2 million and $1.2 million, respectively.

Stock-based compensation expense (benefit) recognized for the performance share units for the three and nine months ended September 30, 2014 was $(0.2) million and $(1.0) million, respectively, and for the three and nine months ended September 30, 2013 was $0.3 million and $0.8 million, respectively.  The amount and timing of the recognition of additional expense or benefit will be dependent on the estimated fair value at each quarterly reporting date. Any increases or decreases in the fair value may not occur ratably over the remaining performance periods; therefore, compensation expense related to the performance share units could vary significantly in future periods.

9.     Loss Per Share

Basic loss per share (or "EPS") is computed by dividing loss attributable to Cal Dive by the weighted average shares of outstanding common stock. The calculation of diluted EPS is similar to basic EPS, except the denominator includes dilutive common stock equivalents using the treasury stock and as if converted method.  The components of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Loss attributable to Cal Dive	$(42,629)	$(16,800)	$(84,755)	$(36,118)

Denominator:
Basic weighted average shares outstanding	95,224	93,793	95,146	93,775
Dilutive outstanding securities (1)	-	-	-	-
Diluted weighted average shares outstanding	95,224	93,793	95,146	93,775

Loss per share attributable to Cal Dive:
Basic and diluted	$(0.45)	$(0.18)	$(0.89)	$(0.39)
________________________

(1)	Approximately 3.4 million shares of unvested restricted stock have been excluded from the computation of basic and diluted earnings per share as the effect would be anti-dilutive. Additionally, the Convertible Notes are only dilutive to the extent we generate net income.

10.	Variable Interest Entities

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

For the three and nine months ended September 30, 2014, the joint venture generated no revenue and a loss of $0 million and $0.6 million, respectively.  For the three and nine months ended September 30, 2013, the joint venture generated revenues of $2.3 million and $9.9 million, respectively, and recorded income of $1.5 million and a loss of $1.4 million, respectively.  At September 30, 2014, there were approximately $8.9 million of assets and $20.2 million of liabilities in the joint venture.  There are no restrictions on the use of assets or settlement of liabilities associated with the joint venture.  Also, creditors of the joint venture have no recourse against Cal Dive directly.

For the three and nine months ended September 30, 2014, loss attributable to non-controlling interest was $0 million and $0.2 million, respectively, compared to income attributable to non-controlling interest of $1.0 million for the three months ended September 30, 2013, and loss attributable to non-controlling interest of $0.9 million for the nine months ended September 30, 2013.

11.     Business Segment Information

We have one reportable segment, Marine Contracting. We perform a significant portion of our marine contracting services in foreign waters. We derived revenues from foreign locations of $61.4 million and $257.7 million for the three and nine months ended September 30, 2014, respectively, and $106.0 million and $242.9 million for the three and nine months ended September 30, 2013, respectively. The remainder of our revenues was generated in the U.S. Gulf of Mexico and other U.S. waters.

We strategically evaluate the deployment of our assets and globally reposition vessels based on the demands of our clients and the markets in which they operate.  Thus, the location of our vessels can change from period to period.  Net property and equipment in foreign locations was $98.0 million and $259.8 million at September 30, 2014 and December 31, 2013, respectively.

12.	Subsequent Events

The significant deterioration in our financial performance in both (i) the second quarter 2014, discussed in our Quarterly Report on Form 10-Q for the second quarter 2014, and (ii) the third quarter 2014, discussed in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Quarterly Report on Form 10-Q, resulted in our failure to comply with the Credit Agreement Financial Covenants and the Second Lien Financial Covenants as of June 30, 2014 and September 30, 2014.  Additionally, we are in default of certain payment obligations under both the Credit Agreement and the Second Lien Facility.

On September 8, 2014, we were notified by the NYSE that we no longer satisfied the minimum share price standard for continued listing of our common stock, and that we had six months to regain compliance with this continued listing standard to avoid delisting. On October 29, 2014, we received a further notice from the NYSE that it had determined to commence proceedings to delist our common stock in view of its abnormally low trading price, and trading in our common stock on the NYSE was suspended immediately. The delisting of our common stock will constitute a fundamental change under the indenture for the Convertible Notes.  Our stock now trades on the OTC under the symbol "CDVI."  Upon the occurrence of certain fundamental changes, holders of the Convertible Notes have the right to require us to purchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest.  See note 3.

In July and August 2014, we received the Credit Agreement Waivers and the Second Lien Waivers that waived our non-compliance at June 30, 2014 with the Credit Agreement Financial Covenants and the Second Lien Financial Covenants through successive dates ending with August 13, 2014.  On August 8, 2014, we obtained the fourth Credit Agreement Waiver and fourth Second Lien Waiver, both of which waived our non-compliance at June 30, 2014 with such covenants through September 30, 2014, and required us to refinance the Credit Agreement by September 30, 2014, and to deliver a commitment for such refinancing by August 27, 2014.  We delivered acceptable commitment letters by August 27, 2014; however, we were unable to complete a refinancing by September 30, 2014.

Effective October 31, 2014, we entered into Amendment No. 9 which (i) maintained the size of our revolving credit facility under the Credit Agreement at $100.0 million through December 1, 2014, and (ii) waived our non-compliance at June 30, 2014 and September 30, 2014 of the Credit Agreement Financial Covenants and certain payment defaults, as well as the cross defaults resulting from our defaults under the Second Lien Facility, through December 1, 2014.  As amended, the revolving credit facility capacity will step down from $100.0 million to $90.0 million on December 2, 2014.

Although the lenders under our Credit Agreement have waived our defaults through December 1, 2014, we are in default at June 30, 2014 and September 30, 2014 of the Second Lien Financial Covenants and certain payment obligations under the Second Lien Facility.  The lenders under the Second Lien Facility have not waived the defaults under such facility but, as of the date hereof, have not taken any action to accelerate the debt thereunder, and continue to work cooperatively with us to resolve these defaults.  If we are unable to resolve our defaults, or refinance or restructure our Credit Agreement, the lenders under both the Credit Agreement and the Second Lien Facility could request acceleration of the respective debt under each agreement. Should either group of lenders vote to accelerate the debt under their respective agreements, the cross default provisions of the Indenture under which the Convertible Notes were issued would also be triggered. Because of these defaults and these cross default provisions, all of our indebtedness is reflected as current on our balance sheet as of September 30, 2014.

While we are currently pursuing several financing alternatives that would provide us with the ability to improve our liquidity position and restructure our outstanding debt, none of these alternatives have yet been consummated. Management is currently exploring what, if any, strategic alternatives are available to prevent an acceleration of our debt obligations if our currently proposed transactions do not materialize.  While our lenders have cooperated with us to date, there can be no assurance that such cooperation will continue, or that the existing waiver by the lenders under our Credit Agreement will be further extended beyond December 1, 2014.

If we are unable to improve our liquidity position, restructure our outstanding debt, including the amendment of the financial covenants contained therein, or are unsuccessful in implementing such strategic alternatives, an exercise of any one or more of the default rights by the lenders under our existing financing obligations could ultimately lead to the financial and operational failure of the Company. If we are unable to continue as a going concern, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. As a result, our investors may lose their entire investment in the Company.

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

Overview

Financial Performance

We generated a loss of $42.6 million, or $0.45 per diluted share, for the three months ended September 30, 2014 compared to a loss of $16.8 million, or $0.18 per diluted share, for the same period in 2013. During the three months ended September 30, 2014, we generated revenues of $114.6 million compared to revenues of $155.2 million for the same period in 2013. The decline in our third quarter 2014 financial results from the prior year period was primarily the result of reduced activity in Mexico due to the completion of two of our projects for Pemex and Pemex's further delay in recommencing the work on two suspended projects until late in the fourth quarter 2014.   Additionally, the third quarter 2014 results include a $34.8 million pre-tax impairment charge primarily related to three dive support vessels and one construction barge that we wrote down to fair value.  Our third quarter 2013 results include a pre-tax impairment charge of $20.0 million primarily related to four construction barges that we wrote down to fair value.

We generated a loss of $84.8 million, or $0.89 per diluted share, for the nine months ended September 30, 2014 compared to a loss of $36.1 million, or $0.39 per diluted share, for the same period in 2013. During the nine months ended September 30, 2014, we generated revenues of $355.4 million compared to revenues of $357.2 million for the same period in 2013. The decline in our financial results for the first nine months of 2014 over the prior year period was primarily the result of unseasonably adverse weather that delayed the start of the summer work season in the U.S. Gulf of Mexico, as well as causing delays and cost overruns on two of our four projects in Mexico, the recording of a provision for doubtful accounts related to a receivable for amounts owed to us by a contractor in Mexico that is now subject to bankruptcy proceedings, and our third quarter results discussed above.

We have now completed the first two projects for Pemex.  We completed the first project in the second quarter 2014.  We were scheduled to complete the second project in the third quarter 2014; however this project was extended by delays and additional work requested by Pemex and was completed in early November 2014.  The remaining two projects continue to be temporarily suspended by Pemex as it waits for the platforms to be installed by other contractors. Once the two platforms are installed, we will complete the remaining scopes of work on both projects, which consists of tie in work and topside hook up and commissioning work on one project, and a short pipeline scope of work plus tie in and topside hook up and commissioning work on the second project. Because the delays associated with the remaining two projects have been caused by Pemex, under the terms of the contracts the risk of further weather delays offshore will be borne by Pemex for the remaining scopes of work. We were expecting to recommence work on one of these two projects late in the third quarter 2014; however the platform installation was further delayed by the other contractor. Based on Pemex's current project schedule, we expect to recommence work on these two projects late in the fourth quarter 2014 and complete these two projects by the second quarter 2015.  We estimate that we are approximately 80% complete on the remaining two Mexico projects on a combined basis, and expect that the remaining two projects will be completed profitably at margins we originally anticipated.  As we complete these projects, we will invoice Pemex and expect to collect payment for our work over the next several quarters.

The significant deterioration in our financial performance in both (i) the second quarter 2014, discussed in our Quarterly Report on Form 10-Q for the second quarter 2014, and (ii) the third quarter 2014, discussed in this Quarterly Report on Form 10-Q, resulted in our failure to comply with the Credit Agreement Financial Covenants and the Second Lien Financial Covenants as of June 30, 2014 and September 30, 2014, and has placed significant constraints on our liquidity. Additionally, we are in default of certain payment obligations under both the Credit Agreement and the Second Lien Facility.  See "Liquidity and Capital Resources."

On September 8, 2014, we were notified by the NYSE that we no longer satisfied the minimum share price standard for continued listing of our common stock, and that we had six months to regain compliance with this continued listing standard to avoid delisting. On October 29, 2014, we received a further notice from the NYSE that it had determined to commence proceedings to delist our common stock in view of its abnormally low trading price, and trading in our common stock on the NYSE was suspended immediately. The delisting of our common stock will constitute a fundamental change under the indenture for the Convertible Notes.  Our stock now trades on the OTC under the symbol "CDVI."  Upon the occurrence of certain fundamental changes, holders of the Convertible Notes have the right to require us to purchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes plus any accrued and unpaid interest.  See "Liquidity and Capital Resources – Convertible Notes."

Effective October 31, 2014, we entered into Amendment No. 9 which (i) maintained the size of our revolving credit facility under the Credit Agreement at $100.0 million through December 1, 2014, and (ii) waived our non-compliance at June 30, 2014 and September 30, 2014 of the Credit Agreement Financial Covenants and certain payment defaults, as well as the cross defaults resulting from our defaults under the Second Lien Facility, through December 1, 2014.

Strategic Initiatives

In mid-May 2014, our Board of Directors authorized management to explore a broad range of strategic alternatives to enhance stockholder value. We have engaged PricewaterhouseCoopers LLP as our financial advisor to assist with: (i) the evaluation and negotiation of potential refinancing options, (ii) an evaluation of our current capital structure and possible recapitalization of the Company, and (iii) an evaluation and transformation of our cost structure. Lazard Frères & Co. LLC has also been engaged as our financial advisor to assist with the evaluation of a full range of options in order to strengthen the balance sheet and enhance stockholder value, including: (i) a strategic joint venture or partnership in respect of any of our regional operations worldwide, (ii) a sale of specific assets or divisions, (iii) a merger, acquisition or other strategic transaction involving the Company, or (iv) continuing to execute our business plan. There is no assurance that we will pursue any strategic alternatives that are identified, or that the process will result in any material transaction involving the Company. We do not intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise concludes the review of strategic alternatives.  In October 2014, we also retained Alvarez & Marsal North America, LLC to provide assistance in evaluating and implementing business and capital restructuring options and to assist in negotiations with current and prospective stakeholders.

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

Market Conditions and Outlook

Internationally, revenues for the third quarter 2014 decreased 42.0% over the third quarter 2013, primarily due to reduced activity in Mexico due to the completion of one of our projects for Pemex and Pemex's further delay in recommencing the work on the two suspended projects until late in the fourth quarter 2014. In the 2013 period, we were working on all four projects. We completed the first project in the second quarter 2014 and were scheduled to complete the second project in the third quarter 2014.  However this project was extended due to delays and additional work requested by Pemex and we did not complete this project until early November 2014.  Work on the remaining two projects continues to be suspended by Pemex as discussed above, but we expect to recommence those projects late in the fourth quarter 2014 and to complete them by the second quarter 2015. Because the remaining two project schedules have been delayed by Pemex, the weather risk associated with these two projects will generally be borne by Pemex for the remaining work to be done on these projects. We generated $26.2 million in revenue in Latin America in the third quarter 2014, all of which was generated from Mexico, compared to $79.1 million in the third quarter 2013, all of which was generated from Mexico. We continue to bid on additional projects in the region.

In Australia, one of our three dive support vessels is booked on a contract that we expect will keep it utilized through the remainder of 2014. We also continue to perform work on a large saturation diving project in Australia utilizing one of our portable saturation diving systems on a third party vessel. In Southeast Asia, we continue to provide diving personnel and management under a three-year contract on two portable saturation diving systems that we sold to a customer in China. In the North Sea, we completed our first air diving project in the third quarter, and we completed a second air diving project in the fourth quarter 2014. Our international outlook remains positive, as we continue to implement our strategy of increasing our international operations.

Domestically, we experienced loop currents and customer delays that adversely affected our U.S. Gulf of Mexico business during the third quarter 2014.  Despite these adverse conditions, domestic revenues increased for the third quarter 2014 over the third quarter 2013, and we generated revenues of $30.5 million from new construction projects in the third quarter 2014, compared to $13.2 million in the third quarter 2013, due to improved market conditions. In the current commodity price environment with abundant natural gas supplies, the timing and amount of our customers' spending on the U.S. Gulf of Mexico OCS are difficult to predict. Moreover, our domestic customer base has significantly changed with numerous sale and purchase transactions occurring over the last several years. Although it is unclear how long the challenging market conditions will continue, we believe the intermediate and long-term outlook for our business remains favorable in domestic markets as offshore drilling in the U.S. Gulf of Mexico OCS remains focused on oil and condensates.

For the second consecutive year, our international revenues for the third quarter 2014 were more than 50% of consolidated revenues as we continue to implement our strategy to increase our international operations. For the three and nine months ended September 30, 2014, our international revenues were 54% and 73%, respectively, of our consolidated revenues, of which our revenues generated in Latin America were 23% and 43%, respectively, of our consolidated revenues and our revenues from our contracts with Pemex were 23% and 36%, respectively, of our consolidated revenues. The following table shows our consolidated revenue mix for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
International revenue	54%	68%	73%	68%
Domestic revenue	46%	32%	27%	32%
	100%	100%	100%	100%

Backlog

As of September 30, 2014, our backlog supported by written agreements or contract awards totaled approximately $148.9 million, compared to approximately $248.9 million as of December 31, 2013 and $340.0 million at September 30, 2013. Of the backlog as of September 30, 2014, 40% is expected to be performed during 2014, with the remainder expected to be performed in 2015 and beyond. Of the backlog at September 30, 2014, approximately $109.0 million relates to international projects with $39.9 million relating to projects in the U.S. Gulf of Mexico. The primary reason for the decline in our backlog compared to the same period last year is that our September 30, 2013 backlog included $191.5 million related to the four Pemex projects we were awarded during 2013. We had expected a similar level of tendering activity for new Pemex projects to occur mid-year 2014, but the tendering process has been delayed by Pemex to late in fiscal 2014 and early in fiscal 2015.  The contracts included in our backlog are cancellable without penalty in most cases. Backlog is not a reliable indicator of total annual revenues because it does not include the substantial portion of our revenues that is derived from the spot market.

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

The following table shows the effective utilization of our vessels during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Utilization(1)	Utilization(1)	Utilization(1)	Utilization(1)
Saturation Diving	40%	74%	49%	62%
Surface and Mixed Gas Diving(2)	29%	48%	28%	40%
Construction Barges	36%	36%	34%	20%
Entire Fleet	36%	50%	36%	39%

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

Results of Operations

Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Revenues	$114,583	$155,246	$(40,663)	(26)%	$355,376	$357,151	$(1,775)	(1)%

Revenues for the three months ended September 30, 2014 decreased by $40.7 million, or 26%, compared to the same quarter in 2013, due to a 42% decrease in international revenues primarily related to reduced activity in Mexico due to the completion of one of our projects for Pemex and Pemex's further delay in recommencing the work on the two suspended projects in Mexico, offset by an 8% increase in domestic revenues due to increased new construction activity. The increase in domestic revenues was partially offset by the sale of our surface diving fleet during the second quarter 2014.

The $1.8 million, or 1%, decrease in revenues for the nine months ended September 30, 2014 compared to the 2013 nine-month period is primarily attributable to a 15% decrease in domestic revenues due to adverse weather conditions and customer delays in project schedules and lower utilization of our dive support vessels in the U.S. Gulf of Mexico, offset by a 3% increase in international revenues primarily related to higher revenues in Latin America compared to the 2013 period.

Gross profit (loss)

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Gross profit (loss)	$(2,219)	$10,446	$(12,665)	(121)%	$(25,869)	$1,559	$(27,428)	(1,759)%

Gross loss for the three months ended September 30, 2014 deteriorated $12.7 million compared to the third quarter 2013, and gross loss for the nine months ended September 30, 2014 deteriorated $25.9 million compared to the same period of 2013, primarily due to further delays on our projects in Mexico, as well as loop currents and customer delays in construction project schedules in the U.S. Gulf of Mexico.

General and administrative expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands, except %)		(in thousands, except %)		(in thousands, except %)		(in thousands, except %)
General and administrative expenses	$10,273	$11,140	$(867)	(8)%	$31,881	$33,851	$(1,970)	(6)%
General and administrative expenses as a percentage of revenues	9%	7%	2%	29%	9%	9%	0%	0%

General and administrative expenses for the three months ended September 30, 2014 decreased from the same period ended September 30, 2013 by $0.9 million, or 8%, due to lower headcount and associated stock based compensation, offset by higher professional fees.

General and administrative expenses for the nine months ended September 30, 2014 decreased from the same period ended September 30, 2013 by $2.0 million, or 6%, due to the reimbursement of attorney's fees awarded during the first quarter 2014 in connection with our collection of an overdue receivable from a customer in China, as well as lower headcount and associated stock based compensation, offset by international expansion costs.

Provision for doubtful accounts

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Provision for doubtful accounts	$1,279	$—	$1,279	NA	$10,787	$—	$10,787	NA

During the third quarter 2014, we recorded a provision for doubtful accounts of $1.3 million related to a receivable owed to us by a customer in the U.S. that was deemed to be uncollectible. Additionally, during the second quarter 2014, we recorded a provision for doubtful accounts of $9.5 million related to a receivable owed to us by a contractor in Mexico that became subject to bankruptcy proceedings in July 2014. No provision for doubtful accounts was recorded during the three and nine months ended September 30, 2013.

Asset impairments

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Asset impairment	$34,826	$20,041	$14,785	74%	$36,773	$20,166	$16,607	82%

During the third quarter 2014, we recorded a $34.8 million pre-tax impairment charge related to three dive support vessels and a construction barge that we wrote down to fair market value.  Additionally, during the second quarter 2014 we recorded a $1.9 million impairment charge relating to certain equipment that had been removed from a construction barge and miscellaneous other equipment not currently being utilized in our operations, which has been written down to fair market value.

During the third quarter 2013, we recorded a $20.0 million pre-tax impairment charge primarily related to four construction barges that we wrote down to fair market value. Additionally, during the first quarter 2013, we recorded a $0.1 million impairment charge relating to a facility that was held for sale and sold during April 2013.

Other costs

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Other costs	$2,656	$—	$2,656	NA	$2,656	$—	$2,656	NA

During the third quarter 2014, we recorded $2.7 million related to transaction costs incurred in connection with our efforts to refinance our Credit Agreement and pursue our strategic initiatives.  These costs include the fees and expenses of financial and legal advisors for us, our existing lenders and prospective lenders.

(Gain) loss on sale of assets and other (income) expense, net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
(Gain) loss on sale of assets	$708	$(314)	$(1,022)	(325)%	$(8,209)	$(3,437)	$4,772	139%
Other (income) expense, net	(212)	337	(549)	(163)%	8	792	(784)	(99)%

There were no significant asset sales during the third quarter 2014.  The $0.7 million loss recorded during the quarter relates to additional expenses incurred to make improvements to a portable saturations diving system that we sold during the first quarter 2014 that were necessary in order to obtain a class certification required by the buyer of the system.  During the second quarter 2014, we sold eight surface diving vessels and related equipment and inventory for a total purchase price of $20.9 million, consisting of $18.5 million in cash and a 19.9% equity interest in the entity acquiring the assets. We recognized a gain of $8.2 million on this sale. The net proceeds from this sale were used to repay a portion of our revolving credit facility under our Credit Agreement. Also, during the first quarter 2014, we assigned the lease for a Louisiana dock facility and sold certain leasehold improvements and other assets located at that facility to the assignee for net proceeds of $3.5 million. We recognized a gain of $0.7 million on the sale. Also, during the first quarter 2014, we sold a portable saturation diving system to a customer in China for $9.3 million and received net proceeds of $3.2 million, representing the initial installment of the purchase price, with the remaining quarterly installment payments to be made through mid-2016. We recorded a gain on this sale of $0.8 million.

During the third quarter 2013, we sold miscellaneous equipment for a small gain. During the second quarter 2013, we sold a shore-based facility in Louisiana that was held for sale for net proceeds of $6.1 million. We did not recognize a gain or loss on this sale. During the second quarter 2013 we also sold certain dive equipment for $3.4 million, and received net proceeds of $1.7 million, representing the first installment of the purchase price, with the remainder expected to be received by the end of 2014. We recorded a gain of $3.4 million on this sale. The net proceeds from these sales were used to repay a portion of our then outstanding secured term loan under our Credit Agreement in April 2013.

Other (income) expense is primarily from foreign currency gains and losses on transactions conducted in currencies other than the U.S. dollar.

Interest expense

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Interest expense, net	$9,571	$5,677	$3,894	69%	$23,156	$14,939	$8,217	55%
Interest expense, adjustment to conversion feature of convertible debt	$—	$—	$—	—%	$—	$(6,362)	$(6,362)	NA

The increase in interest expense, net for the three and nine months ended September 30, 2014 from the same period in 2013 is primarily due to interest on the Second Lien Facility, an increase in the average amount outstanding on our revolving credit facility due to the continued strain on our working capital caused by the delays in our projects in Mexico and higher interest rate margins on our outstanding debt as we paid interest at a higher default rate during the third quarter 2014 under our Credit Agreement and Second Lien Facility. This increase was partially offset by the interest awarded during the first quarter 2014 on the overdue receivable we collected from a client in China. Cash paid for interest was $7.4 million and $17.4 million for the three and nine months ended September 30, 2014, respectively, compared to $3.7 million and $8.4 million for the three and nine months ended September 30, 2013, respectively.

There was no mark-to-market adjustment of the fair value of our derivative liability during the third quarter 2014, as we obtained stockholder approval to issue the maximum number of shares of our common stock necessary to accommodate full conversion of the Convertible Notes at our 2013 Annual Meeting on May 14, 2013. At September 30, 2014, we had the ability to settle the conversion feature fully in shares of our common stock, and as a result, after May 14, 2013, the embedded conversion feature was no longer required to be separately valued and accounted for as a derivative liability. The $6.4 million reduction of interest expense for the nine months ended September 30, 2013 reflects the final mark-to-market adjustment of the fair value of our derivative liability through May 14, 2013 related to the conversion feature of the Notes.  The adjustment reflects the decrease in our stock price at May 14, 2013 from March 31, 2013.  Upon a delisting of our common stock, the conversion feature will again be recognized as a derivative liability on our balance sheet.

Loss on early extinguishment of debt

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Loss on early extinguishment of debt	$—	$—	$—	NA	$4,652	$—	$4,652	NA

During the second quarter 2014, we recorded a loss on early extinguishment of debt related to the repayment of the secured term loan under the Credit Agreement as well as the reduction of the capacity of the revolving credit facility under the Credit Agreement. The loss consisted of the write-off of the unamortized portion of deferred financing costs and transaction fees.

Income tax benefit

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Income tax benefit	$(18,685)	$(10,643)	$8,042	76%	$(42,586)	$(21,334)	$21,252	100%

Our effective tax benefit rate was 30.5% and 33.4% for the three and nine months ended September 30, 2014, respectively, compared to an effective tax benefit rate of 40.3% and 36.5% for the three and nine months ended September 30, 2013, respectively. The effective tax benefit rate for the three and nine months ended September 30, 2014 and 2013 differs from the statutory rate primarily due to the mix of pre-tax profit or loss between U.S. and international taxing jurisdictions with varying statutory rates and a change in our valuation allowances.

Loss attributable to Cal Dive

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2014	2013	2014 to 2013		2014	2013	2014 to 2013
	(in thousands)		(in thousands, except %)		(in thousands)		(in thousands, except %)
Loss attributable to Cal Dive	$(42,629)	$(16,800)	$25,829	154%	$(84,755)	$(36,118)	$48,637	135%
Weighted average diluted shares outstanding	95,224	93,793	1,431	1.5%	95,146	93,775	1,371	1.5%
Diluted loss per share	$(0.45)	$(0.18)	$0.27	150%	$(0.89)	$(0.39)	$0.50	128%

The loss for the three and nine months ended September 30, 2014, respectively, increased from the same periods ended September 30, 2013 by $25.8 million and $48.6 million, respectively, and diluted loss per share increased, as a result of the factors described above.

Liquidity and Capital Resources

We require capital to fund ongoing operations and strategic initiatives. Also, our larger international contracts often require significant working capital. Our primary sources of liquidity have been cash flows from our operations, available cash and cash equivalents and borrowing availability under our revolving credit facility. Additionally, in May 2014 we entered into the Second Lien Facility to further enhance our liquidity due to the significant working capital demands of our four projects in Mexico. We have used, and expect to continue using, these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  However, at September 30, 2014, we had no further borrowing capacity under our Credit Agreement and had $9.6 million of cash on hand.  With the additional liquidity to be provided by the refinancing of our Credit Agreement, non-core asset sales and other strategic efforts discussed below, we expect to be able to fund our activities for the next 12 months with cash flows generated from our operations (as we expect to complete the work on the remaining Pemex projects by the second quarter 2015 and invoice and receive payment for our work over the next several quarters), available cash and cash equivalents, project financing and our revolving credit facility.

Our ability to fund our business activities and achieve our near-term and long-term objectives of increasing our international operations continues to be adversely affected by liquidity constraints caused by the challenging market conditions and the operational hazards, including weather risk, that we have discussed in our 2013 Form 10-K as well as the increasing demands on our working capital imposed by the terms of the contracts, including milestone billing provisions, typical of the international markets in which we operate. Historically we have relied on our internally generated cash flow, our Credit Agreement and Second Lien Facility to fund a significant portion of our current and prospective working capital needs. If unfavorable market conditions continue and our refinancing, non-core asset sales and other strategic efforts are not successful, we may experience more adverse impacts on our liquidity position, as we have no further borrowing capacity under our Credit Agreement and availability under our Credit Agreement is reduced by outstanding borrowings and letters of credit.

Our working capital needs tend to increase during the summer months in the U.S. Gulf of Mexico as we experience a seasonal increase in activity. Additionally, our contract awards in Mexico often require us to make large up-front purchases of pipe and other project materials. These contracts also contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones.  We completed the first project in the second quarter 2014.  We were scheduled to complete the second project in the third quarter 2014; however it was extended by delays and additional work requested by Pemex.  We completed this project in early November 2014.  The two remaining projects for Pemex continue to be temporarily suspended by Pemex as it waits for the delivery and installation of platforms by other contractors. These suspensions have impeded our ability to meet the milestones on these two projects and as a consequence, invoice and collect payment for the work we have completed. This has resulted in significant constraints on our liquidity. Once each of these platforms is installed, we will complete our remaining scopes of work and will invoice Pemex and receive payment for our work. Based on Pemex's current project schedule, we expect to complete these two projects by the second quarter 2015. As of September 30, 2014, we had $6.5 million in accounts receivable-trade and $80.9 million in accounts receivable-contracts in progress related to Pemex contracts. We expect to collect these receivables as well as the remaining revenue to be recognized through completion of these projects over the next several quarters.

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

At September 30, 2014, we had total debt outstanding of $286.1 million including the principal balance under the revolving credit facility under our Credit Agreement, the principal balance under the Second Lien Facility and the principal amount of the Convertible Notes, and we had $9.6 million of cash on hand. The Convertible Notes are recorded net of a $15.4 million debt discount on the consolidated balance sheet as of September 30, 2014.

The significant deterioration in our financial performance in both (i) the second quarter 2014, discussed in our Quarterly Report on Form 10-Q for the second quarter 2014, and (ii) the third quarter 2014, discussed in this Quarterly Report on Form 10-Q, resulted in our failure to comply with the Credit Agreement Financial Covenants and the Second Lien Facility Financial Covenants as of June 30, 2014 and September 30, 2014, and has placed significant constraints on our liquidity.  Additionally, we are in default of certain payment obligations under both the Credit Agreement and the Second Lien Facility.

In July and August 2014, we received the Credit Agreement Waivers and the Second Lien Facility Waivers that waived our non-compliance at June 30, 2014 with such covenants through successive dates ending with August 13, 2014. On August 8, 2014, we obtained the fourth Credit Agreement Waiver and fourth Second Lien Facility Waiver, both of which waived our non-compliance at June 30, 2014 with such covenants through September 30, 2014 and required us to refinance the Credit Agreement by September 30, 2014, and to deliver a commitment letter for such refinancing by August 27, 2014. We delivered acceptable commitment letters by August 27, 2014; however, we were unable to complete a refinancing of the Credit Agreement by September 30, 2014.

Effective October 31, 2014, we entered into Amendment No. 9 which (i) maintained the size of our revolving credit facility under the Credit Agreement at $100.0 million through December 1, 2014, and (ii) waived our non-compliance at June 30, 2014 and September 30, 2014 of the Credit Agreement Financial Covenants and certain payment defaults under the Credit Agreement, as well as the cross defaults resulting from our defaults under the Second Lien Facility, through December 1, 2014.

Although the lenders under our Credit Agreement have waived our defaults through December 1, 2014, we are in default at June 30, 2014 and September 30, 2014 of the Second Lien Financial Covenants and certain payment obligations under the Second Lien Facility.  Although the lenders under the Second Lien Facility have not waived the defaults under such facility, as of the date hereof, they have not taken any action to accelerate the debt thereunder, and continue to work cooperatively with us to resolve these defaults. If we are unable to resolve our defaults, or refinance or restructure our Credit Agreement, the lenders under both the Credit Agreement and the Second Lien Facility could request acceleration of the respective debt under each agreement. Should either group of lenders vote to accelerate the debt under their respective agreements, the cross default provisions of the indenture under which the Convertible Notes were issued would also be triggered. Because of these defaults and cross default provisions, all of our indebtedness is reflected as current on our balance sheet as of September 30, 2014.

Moreover, on September 8, 2014, we received notice from the NYSE that we no longer satisfied the minimum share price standard for continued listing of our common stock, and that we had six months to regain compliance with this continued listing standard to avoid delisting. On October 29, 2014, we received a further notice from the NYSE that it had determined to commence proceedings to delist our common stock in view of its abnormally low trading price, and trading in our common stock on the NYSE was suspended immediately. The delisting of our common stock will constitute a fundamental change under the indenture for the Convertible Notes.  Our stock now trades on the OTC under the symbol "CDVI."

While we are currently pursuing several financing alternatives that would provide us with the ability to improve our liquidity position and restructure our outstanding debt, none of these alternatives have as yet been consummated. Management is currently exploring what, if any, strategic alternatives are available to prevent an acceleration of our debt obligations if our currently proposed transactions do not materialize.  While our lenders have cooperated with us to date, there can be no assurance that such cooperation will continue, or that the existing waiver by the lenders under our Credit Agreement will be further extended beyond December 1, 2014.

If we are unable to improve our liquidity position, restructure our outstanding debt, including the amendment of the financial covenants contained therein, or are unsuccessful in implementing such strategic alternatives, an exercise of any one or more of the default rights by the lenders under our existing financing obligations could ultimately lead to the financial and operational failure of the Company. If we are unable to continue as a going concern, we may seek bankruptcy protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. As a result, our investors may lose all of their investment in the Company.

Even if we are able to obtain additional financing or consummate restructuring alternatives, our significant level of corporate debt may continue to:

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

Senior Secured Credit Facility

At September 30, 2014, we had a Credit Agreement providing for a senior secured credit facility, consisting of a variable-interest $100.0 million revolving credit facility, with certain financial institutions, which matures on April 26, 2016. Prior to May 9, 2014, the Credit Agreement also provided for a variable-interest term loan, under which $29.7 million was outstanding. We repaid the term loan in full in May 2014 from the proceeds of the Second Lien Facility.

At September 30, 2014, we had $99.8 million borrowed and no letters of credit issued and outstanding under our revolving credit facility. At September 30, 2014, we had no further borrowing capacity under our revolving credit facility. The availability under our revolving credit facility is reduced by outstanding borrowings and letters of credit, and can be limited by our Leverage Covenant at each quarter end and by our collateral coverage sublimit. However, our revolver is not otherwise restricted during the year provided we are in compliance with existing financial covenants.  Subject to these limitations, we may borrow from or repay the revolving credit facility as business needs merit.

Effective May 9, 2014, we entered in Amendment No. 8 to among other things: (i) reduce the aggregate principal amount of second lien debt we may incur to $100.0 million; (ii) give pro forma effect to the second lien debt in calculating the Leverage Covenant for the fiscal quarter ended March 31, 2014; and (iii) increase the amount we are allowed to incur in project financing for foreign projects from $30.0 million to $75.0 million. Amendment No. 8 also required the size of the revolving credit facility under the Credit Agreement to be reduced by $5.0 million per month from May 31, 2014 to December 31, 2014 until reduced to $85.0 million.

On July 17, July 21 and July 28, 2014, we obtained the Credit Agreement Waivers that waived our non-compliance at June 30, 2014 of the Credit Agreement Financial Covenants through successive dates ending with August 13, 2014. On August 8, 2014 we obtained a fourth Credit Agreement Waiver that waived our non-compliance at June 30, 2014 of the Credit Agreement Financial Covenants through September 30, 2014 provided we refinance the Credit Agreement with a new group of lenders by September 30, 2014 and provide an executed commitment letter for such refinancing by August 27, 2014. We delivered acceptable commitment letters by August 27, 2014; however, we were unable to refinance the Credit Agreement by September 30, 2014.

Effective October 31, 2014, we entered into Amendment No. 9 which (i) maintained the size of our revolving credit facility under the Credit Agreement at $100.0 million through December 1, 2014, and (ii) waived our non-compliance at June 30, 2014 and September 30, 2014 of the Credit Agreement Financial Covenants and certain payment defaults under the Credit Agreement, as well as the cross defaults resulting from our defaults under the Second Lien Facility, through December 1, 2014.  As amended, the revolving credit facility capacity will step down from $100.0 million to $90.0 million on December 2, 2014.

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

On July 17, July 21 and July 20, 2014, we obtained the Second Lien Facility Waivers that waived our non-compliance at June 30, 2014 of the Second Lien Financial Covenants through successive dates ending with August 13, 2014. On August 8, 2014 we obtained a fourth Second Lien Facility Waiver that waived our non-compliance at June 30, 2014 of the Second Lien Facility Financial Covenants through September 30, 2014, provided we refinance the Credit Agreement with a new group of lenders by September 30, 2014 and provide an executed commitment letter for such refinancing by August 27, 2014. We delivered acceptable commitment letters by August 27, 2014; however, we were unable to refinance the Credit Agreement by September 30, 2014.  Although the lenders under the Second Lien Facility have not waived the defaults under such facility, as of the date hereof, they have not taken any action to accelerate the debt thereunder, and continue to work cooperatively with us to resolve our defaults.

Convertible Notes

We have $86.25 million aggregate principal amount of Convertible Notes outstanding. The Convertible Notes bear interest at a rate of 5.0% per year, payable semi-annually in arrears on January 15 and July 15 of each year, and mature on July 15, 2017. The carrying value of the Convertible Notes on our consolidated balance sheet is net of a debt discount that is amortized through interest expense using the effective interest method through maturity of the Convertible Notes. The initial amount of the debt discount at the time of the issuance of the Convertible Notes was $24.6 million and the effective interest rate used to amortize the debt discount is 13.3%. The debt discount as of September 30, 2014 was $15.4 million.

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

Upon the occurrence of certain fundamental changes, holders of the Convertible Notes will have the right to require us to purchase all or a portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of such Convertible Notes, plus any accrued and unpaid interest.  Upon the occurrence of certain significant corporate transactions, holders who convert their Convertible Notes in connection with a change of control may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, the Convertible Notes contain certain events of default as set forth in the indenture including cross default provisions in the event of an acceleration of our other debt.  As of September 30, 2014, none of the conditions allowing holders of the Convertible Notes to convert, or requiring us to repurchase the Convertible Notes, had been met.  However, on September 8, 2014, we were notified by the NYSE that we no longer satisfied the minimum share price standard for continued listing of our common stock, and that we had six months to regain compliance with this continued listing standard to avoid delisting. On October 29, 2014, we received a further notice from the NYSE that it had determined to commence proceedings to delist our common stock in view of its abnormally low trading price, and trading in our common stock on the NYSE was suspended immediately. The delisting of our common stock will constitute a fundamental change under the indenture for the Convertible Notes.

Capital Expenditures

During the nine months ended September 30, 2014, we incurred $11.2 million for equipment purchases, improvements and replacements and $1.0 million for regulatory drydock costs. For the remainder of 2014, we expect capital expenditures, excluding acquisitions or investments in joint ventures, to approximate $3.0 million, primarily related to maintenance such as regulatory drydock costs. Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices and industry capacity. We currently anticipate funding our 2014 capital expenditures with cash on hand.

Cash Flows

Our cash flows depend largely on the level of spending by oil and natural gas companies for marine contracting services. Certain sources and uses of cash, such as the level of discretionary capital expenditures, issuances and repurchases of debt and of our common stock, are within our control and are adjusted as necessary based on market conditions. The following is a discussion of our cash flows for nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$(84,564)	$(41,474)
Investing activities	15,008	(6,708)
Financing activities	66,947	46,369
Effect of exchange rate changes on cash and cash equivalents	(6)	(424)
Net increase (decrease) in cash and cash equivalents	$(2,615)	$(2,237)

Operating Activities.  Net cash used in operating activities totaled $84.6 million during the first nine months of 2014 compared to net cash used of $41.5 million in the first nine months of 2013.  Net cash used for the nine months ended September 30, 2014 was primarily related to the working capital needs for our four projects in Mexico and the seasonal increase in activity in the U.S. Gulf of Mexico, and our loss recorded for the period adjusted for non-cash items. Our contracts for our projects in Mexico for Pemex contain milestone billing provisions under which we may only invoice for our work when the overall project has met certain milestones. As we execute the work and meet the milestones, we will invoice Pemex and collect the amounts due for our work. Net cash used for the nine months ended September 30, 2013 was primarily due to the up-front procurement of materials for our contracts in Mexico and our loss recorded for the period adjusted for non-cash items, offset by the receipt of a $7.1 million tax refund related to the 2012 tax year, as well as other changes in working capital.

Investing Activities. Net cash provided by investing activities was $15.0 million during the first nine months of 2014 compared to cash used in investing activities of $6.7 million in the first nine months of 2013. During the first nine months of 2014 and 2013, cash paid for capital expenditures was $12.8 million and $14.5 million, respectively. Cash generated from the sale of property and equipment was $27.8 million for the nine months ended September 30, 2014 primarily from the sale of eight surface dive support vessels in the second quarter 2014, as well as other assets.  Cash generated from the sale of property and equipment was $7.8 million for the nine months ended September 30, 2013 primarily from the sale of a shore-based facility in Louisiana, and certain dive equipment.

Financing Activities. Net cash provided by financing activities was $66.9 million during the first nine months of 2014 compared to net cash provided of $46.4 million in the first nine months of 2013. During the first nine months of 2014, we repaid $30.7 million under our secured term loan under our Credit Agreement and had net borrowings of $24.5 million under our revolving credit facility under our Credit Agreement. We also received $80.0 million under the Second Lien Facility, which we entered into in May 2014 to fund our working capital needs for our projects in Mexico. During the first nine months of 2013, we made principal payments of $10.4 million under our secured term loan under our Credit Agreement and had net borrowings of $37.9 million under our revolving credit agreement under our Credit Agreement. We also borrowed $20.0 million under the Unsecured Term Loan in June 2013 to provide working capital to fund up-front procurement of materials for our Pemex contracts. On May 9, 2014, the Unsecured Term Loan was converted from an unsecured term loan to a second lien term loan under the Second Lien Facility.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements. For information regarding our principles of consolidation, see note 2 to our consolidated financial statements contained in our 2013 Form 10-K.

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

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

Market Risk Management

We are exposed to market risks in our normal business activities. Market risk is the potential loss that may result from market changes associated with existing or forecasted financial transactions. The types of market risks to which we are exposed are credit risk, interest rate risk, foreign currency exchange rate risk and equity price risk. There have been no material changes in our market risk during the three months ended September 30, 2014 from those reported under Part II, Item 7A of our 2013 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, any forward-looking statements contained herein are not guarantees of our future performance and our actual results may differ materially from those anticipated, projected or assumed in these forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include: our significant indebtedness and constraints on our liquidity, the impact the delisting of our common stock from the NYSE may have on the liquidity and market price of our common stock and on our ability to conduct equity financings and access the public capital markets, current economic and financial market conditions, changes in commodity prices for natural gas and oil, and in the level of offshore exploration, development and production activity in the oil and natural gas industry, our inability to obtain contracts with favorable pricing terms if there is a downturn in our business cycle, intense competition in our industry including pricing pressure, the risks of cost overruns on fixed price contracts, the uncertainties inherent in competitive bidding for work, the operational risks inherent in our business, risks associated with our increasing presence internationally and other risks detailed in Part I, Item 1A "Risk Factors" of our 2013 Form 10-K. Accordingly, we give no assurance that any of the events anticipated by the forward-looking statements will transpire or occur, nor what impact, if any, they may have on our results of operations or financial condition. Forward-looking statements speak only as of the date of this quarterly report, and, except for our ongoing obligations under the federal securities laws, we do not intend to update and undertake no obligation to update or revise such forward-looking statements to reflect new circumstances or unanticipated events as they occur.

Item 1A.               Risk Factors.

There have been no material changes during the nine months ended September 30, 2014 to the risk factors previously disclosed in our 2013 Form 10-K.

Item 2.                     Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer

The table below summarizes the repurchases of our common stock in the third quarter of 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 to July 31, 2014	1,296	$1.28	—	NA
August 1 to August 31, 2014	—	—	—	NA
September 1 to September 30, 2014	—	—	—	NA
	1,296	$1.28	—	NA
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

CAL DIVE INTERNATIONAL, INC.

Date: November 7, 2014	By:	/s/ Quinn J. Hébert
Quinn J. Hébert Chairman, President and Chief Executive Officer and interim Chief Financial Officer

EXHIBIT INDEX
Filed with this Form 10-Q
Exhibit Number			Incorporated by Reference
	Exhibit Title		Form	File No.	Date Filed
3.1	Composite Certificate of Incorporation of Cal Dive International, Inc.		10-Q	001-33206	8/8/13
3.2	Composite Bylaws of Cal Dive International, Inc.		10-Q	001-33206	8/11/14
4.1	Specimen Common Stock certificate of Cal Dive International, Inc.		S-1	333-134609	5/31/06
4.2	Indenture, dated as of July 18, 2012, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee		8-K	001-33206	7/18/12
4.3
First Supplemental Indenture dated as of April 26, 2013, by and among Cal Dive International, Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee
			10-Q	001-33206	8/8/13
10.1
Limited Waiver and Agreement, dated as of July 17, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
X
10.2	Limited Waiver and Agreement, dated as of July 17, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and ABC Funding, LLC, as Administrative Agent	X
10.3
Limited Waiver and Agreement, dated as of July 21, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
X
10.4	Limited Waiver and Agreement, dated as of July 21, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and ABC Funding, LLC, as Administrative Agent	X
10.5
Limited Waiver and Agreement, dated as of July 28, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
X
10.6	Third Limited Waiver and Agreement, dated as of July 28, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and ABC Funding, LLC, as Administrative Agent	X
10.7
Limited Waiver and Agreement, dated as of August 8, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
X
10.8	Fourth Limited Waiver and Agreement, dated as of August 8, 2014, among Cal Dive International, Inc., the subsidiary guarantors party thereto and ABC Funding, LLC, as Administrative Agent	X
31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Executive Officer	X
31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 by Chief Financial Officer	X
32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer	X
101.INS·	XBRL Instance Document
101.SCH·	XBRL Taxonomy Extension Schema Document
101.CAL·	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF·	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB·	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE·	XBRL Taxonomy Extension Presentation Linkbase Document
__________________
· Furnished herewith.